Form 10KSB
period 2000-12-31
MERCANTILE FACTORING CREDIT ONLINE CORP
filed 2001-04-17
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2000.
                          -----------------

                        Commission file Number 000-28107

                                INCITATIONS, INC.
  ----------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                      88-0335710
----------------------------------              ---------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

1800 MCGILL COLLEGE, SUITE 2480
MONTREAL, QUEBEC                                      H3A 3J6, CANADA
----------------------------------              ---------------------------
(Address of Principal Business Office)                  (Zip Code)

                                 (514) 288-1687
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities Registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0002 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  [ ]   No  [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.     None
                                                              ------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.


     $98,163.75
     ----------
     Documents Incorporated by reference:    None
                                           --------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's class of
common equity, as of the latest practicable date.    27,142,235
                                                  --------------------------

     Transitional Small Business Disclosure Format (check one):
Yes   [ ]   No [X]

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

COMPANY BACKGROUND

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2000, the Company has generated no revenues from operations.

The Company was incorporated in March 1995 under the name of Truco, Inc. and was to engage in the business of manufacturing, selling and marketing a product described as the "Belt Wallet." However, soon thereafter the Company elected not to proceed with its intended business objective of marketing and selling the "Belt Wallet" but instead elected to change its focus to the area of developing proprietary technology and services using smart and remote memory cards and wireless and land-line networks in the fields of commerce, publishing, and network-based systems. The Company entered into a licensing agreement for the exclusive right to market and manufacture a technology known as the "ARCard, ARCommerce Reader, ARCinternet Computer", and its application programming bundled together as the "ARCommerce Kit" as a way of doing business over the Internet. On March 22, 1996, the Company changed its name to "Web Tech Incorporated."

Subsequently, on November 30, 1996, in an effort to diversify its product and manufacturing base, the Company acquired all the issued and outstanding shares of Geo-Ram, Inc., a Texas corporation, by issuing 6,000,000 shares of the Company's common stock to the shareholders of Geo-Ram, Inc. Geo-Ram, Inc. was in the business of manufacturing geophysical equipment which included a new drill bit, the "Duckbill Bit", designed to implant explosive charges and geophones for seismic surveys in harsh and environmentally fragile geographic areas known as transition zones. On March 18, 1997, the Company changed its name to "Cynergy, Inc.".

However, the Company was neither able to (1) successfully develop and market the "ARCommerce Kit", or (2) provide any further funding for the growth and development of the geophysical equipment business. Consequently, the Company did not continue its licensing of the "ARCommerce Kit" and further, on March 24, 1998, the Company entered into a Recission Agreement with the shareholders of Geo-Ram, Inc. whereby the shareholders of Geo-Ram, Inc. returned the 6,000,000 shares that the Company issued in connection with the November 30, 1996 acquisition.

On September 22, 1999, the Company (1) entered into an Agreement and Plan of Merger with Mercantile Factoring & Credit Corp. (formerly known as Advanced Medical Technologies Research Corp.), a Nevada corporation (the "Merger"), (2) changed its name to " Mercantile Factoring Credit Online Corp."("MFCO"), (3) effected a reverse stock split of the Company's issued and outstanding shares of common stock on a basis of one new share for every 17.784 old shares, and (4) elected four new directors to the Company's board of directors (the "Board"). The Merger became effective upon the filing of the Articles of Merger on September 29, 1999.

In February 2000, the Company determined that the then intended business of MFCO (to provide an Internet web-site where (1) borrowers could post their offers to borrow money secured by pledged collateral (primarily accounts receivable and real estate), and (2) lenders could competitively bid to supply the money, with the competition being in the form of the amount of money the lender was willing to lend and the interest rate at which the lender was willing to supply the money), would be difficult to initiate. Further, the Company determined that in certain countries in which the Company had intended to offer its services, the costs of complying with banking laws and regulations would be prohibitive. The Company therefore decided to seek to enter into another business.

In October 2000, the Company contemplated changing its business strategy so as to design, manufacture, market, and sell over the Internet women's intimate apparel. In connection with such business strategy shift, the Company changed its name to Incitations, Inc. As a result of the downturn in the marketplace at the end of 2000 and the beginning of 2001, the Board elected not to proceed with its then intended business objective.

The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company does not have significant capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

GENERAL

At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing this Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934 (the "Exchange Act"). As a "reporting company," the Company may be more attractive to a private acquisition target.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that little funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange. See "Investigation and Selection of Business Opportunities" below. The Company anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the characteristics mentioned in (1) through (4). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into, the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the "Act"). The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition" below and "Risk Factors - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Nevada law to enter into such a transaction if:

     o The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     o The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the stockholders; or

     o The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. See "Management". Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - Regulation of Penny Stocks."

     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     o   The extent to which the business opportunity can be advanced;

     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

The Company will contact persons and companies with which its officers have an acquaintance to make known the search for an acquisition candidate for the Company. The Company does not intend to advertise in media. The Company will screen potential acquisitions initially based upon whether a candidate has a going business, not "development stage", audited financial statements for prior fiscal years, and management experience in the industry.

No investors are intended to be solicited by the Company in connection with an acquisition.

No one has advanced operational funding to the Company in the past other than certain shareholders. See "Certain Relationships and Related Transactions."

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of any future specific proposals, none of which have been submitted to the Company, and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of SEC regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no current loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. See "Description of Business - General".

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its common stock are expected to be "restricted securities" within the meaning of the Act. If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the SEC or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities and individuals will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

NO RIGHTS OF DISSENTING SHAREHOLDERS

The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Nevada law vests authority in the Board to decide and approve matters involving acquisitions within certain restrictions. It is possible that a transaction would be structured as an acquisition, not a merger, with the Company being the parent company and the acquiree being merged into a wholly-owned subsidiary, and therefore, a shareholder would have no right of dissent under Nevada law.

NO TARGET CANDIDATES FOR ACQUISITION

None of the Company's officers, directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

ADMINISTRATIVE OFFICES

The Company currently maintains its offices at 1800 McGill College, Suite 2480, Montreal, Quebec H3A 3J6 which is the office address of its president. Other than this office, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining additional office facilities at any time in the foreseeable future.

EMPLOYEES

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Interest of Management and Others in Certain Transactions."

RISK FACTORS

Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Directors, Executive Officers, Promoters and Control Persons."

It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his or her common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his or her own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. There is an inherent conflict of interest in such a situation, and as long as a person is an officer or director, such person would have a fiduciary duty to act in the best interest of the shareholders.

Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Regulation of Penny Stocks. The Company's securities will be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of common stock to sell the securities of the Company in any market that might develop for them. Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Lack of Operating History. The Company shifted its current business focus in January 2001 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the common stock will be increased thereby.

Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See "Description of Business."

Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

Moreover, the Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Act, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors on a part-time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Directors, Executive Officers, Promoters and Control Persons." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Rule 14f-1 promulgated under the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Indemnification of Officers and Directors. Nevada law provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorneys' fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

Director's Liability Limited. Nevada law excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's president without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the president of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

Public Market Limited. The common stock currently trades on the "pink sheets", and therefore it is difficult for a shareholder to liquidate his investment without considerable delay. In addition, the price of the common stock may be highly volatile. Factors such as those discussed in this "Risk Factors" section have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. All of the outstanding shares of common stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Non-affiliate shareholders who have held their shares for under Rule 144(k) two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "blank check" companies to residents so long as they remain without specific business companies. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the Company is a shell company.

At the date of this registration statement, the Company has no intention of offering further shares in a private offering to anyone. Further, the policy of the Board is that any future offering of shares will only be made after an acquisition has been made and can be disclosed in appropriate Current Report on Form 8-K filings.

In the event of a violation of state laws regarding resale of "blank check" shares the Company could be liable for civil and criminal penalties which would be a substantial impairment to the Company. At date of this registration statement, all shareholders' shares bear a "restrictive legend," and the Company will examine each shareholders' resident state laws at the time of any proposed resale of shares now outstanding to attempt to avoid any inadvertent breach of state laws.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own or lease any property. The Company's registered business address is 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509. The Company also maintains a place of business care of the President at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2000, the majority shareholder of the Company voted to amend the Company's certificate of incorporation to change the name of the Company from MFCO to Incitations, Inc. On April 12, 2001, the majority shareholder of the Company voted to amend the articles of incorporation of the Company to authorize the change in par value of the common stock from $0.001 to $0.0002 to reflect the stock split effected by the Company in October 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the "pink sheets." The following table sets forth the range of high and low bid price information for the common stock based on quotations from the OTC Pink Sheets Market for the periods indicated:

FISCAL 1999                   HIGH            LOW
-----------

First Quarter                1 25/64          27/64

Second Quarter               2 25/32          9/16

Third Quarter                2 25/32          9/64

Fourth Quarter               1/32             0


FISCAL 2000
-----------

First Quarter                9/32             1/32

Second Quarter               3/32             1/32

Third Quarter                17/32            1/4

Fourth Quarter               1/8              1/32


As of April 10, 2001, there were approximately 389 holders of record of the common stock.

DIVIDENDS

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

LEGAL PROCEEDINGS

None.

RECENT SALES OF UNREGISTERED SECURITIES

As a result of the Merger, in September 1999, the Company issued 4,500,000 (22,5000,000 post-split) shares to Mercantile Factoring & Credit Corp. Such shares were subsequently transferred to Yvan Guillemin.

In July 1999, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. See "Certain Relationships and Related Transactions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $480,773. The cash assets will have been depleted by the expenses of accounting and the filing of this Form 10SB. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

The Company currently has no plans to purchase or sell any significant equipment or to make any significant changes in the number of employees.

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management or affairs of the Company. However, in the past a Company controlled by the majority shareholder of the Company has advanced funds to the Company to maintain the Company's good standing and to pay for legal and accounting fees required to maintain regulatory compliance. While there are no written commitments on the part of the majority shareholder to fund these activities, there can be no assurance that the majority shareholder will not continue to fund the Company on terms that may not be arms length.

There are no current plans, understandings, agreements, or commitments with anyone to act as a finder of opportunities for the Company. In the case that such efforts will ever be undertaken, it is unknown at this time who if anyone would act as a finder. Such a finder would be engaged or used prior to or concurrent with acquisition of an opportunity.

During the period from March 28, 1995 through December 31, 2000 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $266,368. The net loss on operations was ($81,301) for the year ended December 31, 2000. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Exchange Act. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of competing a business combination. There is no assurance, however, that without funds it will ultimately allow the Company to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

ITEM 7. FINANCIAL STATEMENTS









                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            - FINANCIAL STATEMENTS -
                                  (U.S. FUNDS)

                           DECEMBER 31, 2000 AND 1999

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)


                           DECEMBER 31, 2000 AND 1999



                                    CONTENTS


                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                  I


FINANCIAL STATEMENTS

      Balance Sheets                                          II

      Statements of Operations                                III

      Statements of Stockholders' Equity (Deficit)            IV

      Statements of Cash Flows                                V

      Notes to Financial Statements                           VI-IX

                                                                          PAGE I


                               JULITO F. LONGKINES
                           CERTIFIED PUBLIC ACCOUNTANT
                       3160 STEELES AVENUE EAST, SUITE 300
                            MARKHAM, ONTARIO L3R 3Y2
                            TELEPHONE - 905-475-2222

Member: American Institute of Certified Public Accountants
Illinois CPA Society

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
INCITATIONS, INC.
(FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)

I have audited the balance sheets of INCITATIONS, INC. (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.) (A DEVELOPMENT STAGE COMPANY) as at December 31, 2000 and 1999 and the statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception, March 28, 1995 to December 31, 2000. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from inception, March 28, 1995 to December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 6 to the financial statements, the company is a development stage company with no significant operating revenues to date. Because the company has no significant sources of revenue, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               JULITO F. LONGKINES
                           CERTIFIED PUBLIC ACCOUNTANT
Markham, Ontario
April 11, 2001

                                                                         PAGE II

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                  (U.S. FUNDS)

                           DECEMBER 31, 2000 AND 1999

                                                           ASSETS
                                                                                 2000              1999
                                                                                 ----              ----
CURRENT
  Cash                                                                         $  2,905          $  2,905
                                                                               ========          ========


                                                         LIABILITIES

CURRENT
  Accounts payable                                                             $ 88,080          $ 68,047
  Advances from related company (Note 5)                                        124,788            63,520
  Loans payable (Note 7)                                                        267,905           267,905
                                                                               --------          --------
                                                                                480,773           399,472
                                                                               --------          --------

                                                     CAPITAL DEFICIENCY

AUTHORIZED
       300,000,000 Common stock at $0.001 par value

ISSUED AND OUTSTANDING
       24,463,275 Common shares                                                  25,155            25,155

ADDITIONAL PAID-IN CAPITAL                                                       13,345            13,345

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                            (516,368)         (435,067)
                                                                               --------          --------
                                                                               (477,868)         (396,567)
                                                                               --------          --------

                                                                               $  2,905          $  2,905
                                                                               ========          ========


See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:


    /s/ Dominique M. Bellemare
------------------------------------
             Director

                                                                        PAGE III

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (U.S. FUNDS)



                                                                                           FROM INCEPTION ON
                                                              FOR THE YEARS ENDED          MARCH 28, 1995 TO
                                                                   DECEMBER 31                DECEMBER 31
                                                              2000              1999             2000
                                                              ----              ----             ----

REVENUE                                                 $      -           $     -            $     -

EXPENSES                                                     81,301           179,997           266,368
                                                        -----------        ----------         ---------

NET LOSS FROM OPERATIONS                                $   (81,301)       $ (179,997)        $(266,368)
                                                        ===========        ==========         =========



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            24,463,275         4,598,164
                                                        ===========        ==========


BASIC LOSS PER SHARE                                         $(0.01)           $(0.00)
                                                             ======            ======







See accompanying notes to financial statements.

                                                                         PAGE IV


                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                       MARCH 28, 1995 TO DECEMBER 31, 2000



                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                   COMMON STOCK             ADDITIONAL    DURING THE
                                           -----------------------------     PAID-IN     DEVELOPMENT
                                               SHARES          AMOUNT        CAPITAL        STAGE
                                           -------------- --------------- ------------ --------------
                                                 #        $                $          $
Inception on March 28, 1995                           -               -            -            -
Common stock issued for cash at $0.0058
 per share                                    1,850,540               -            -            -
Common stock issued for cash at $0.0334
 per share                                    1,862,349               -            -            -
Net loss for the period ended December 31,
 1995                                                 -               -            -            -
                                             -----------   ------------     --------   ----------
Balance, December 31, 1995                    3,712,889               -            -            -
Net loss for the year ended December 31,
 1996                                                 -               -            -     (  1,500)
                                             -----------   ------------     --------   ----------
Balance, December 31, 1996                    3,712,889               -            -     (  1,500)
Net loss for the year ended December 31,
 1997                                                 -               -            -     (    535)
                                             -----------   ------------     ---------  ----------
Balance, December 31, 1997                   3,712,889               -            -     (  2,035)
Common stock issued for cash at $0.0356
 per share (Note 4)                             421,728               -            -            -
Net loss for the year ended December 31,
 1998                                                 -               -            -     (  3,035)
                                             -----------   ------------     --------   ----------
Balance, December 31, 1998                    4,134,617               -            -     (  5,070)
Common stock cancelled (Note 4)                 (28,115)              -            -            -
Common stock cancelled (Note 3)              (2,534,615               -            -     (250,000)
Common stock cancelled (Note 4)                (383,612)              -            -            -
Common stock issued in exchange for all
 issued and outstanding common shares
 of MFCC (Note 3)                            22,500,000          25,000       (2,000)           -
Common stock issued for professional fees
 at $0.02 per share (Note 4)                    775,000             155       15,345            -
Net loss for the year ended December 31,
 1999                                                 -               -            -    ( 179,997)
                                             -----------   ------------     --------   ----------
Balance, December 31, 1999                   24,463,275          25,155      13,345     (435,067)
Net loss for the year ended December 31,
 2000                                                 -               -            -      (81.301)
                                             -----------   -------------    --------   ----------
Balance, December 31, 2000                   24,463,275          25,155       13,345    ( 516,368)
                                             ===========   =============    ========   ==========




See accompanying notes to financial statements.

                                                                          PAGE V


                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (U.S. FUNDS)


                                                                                                              FROM INCEPTION ON
                                                                                 FOR THE YEARS ENDED           MARCH 28, 1995 TO
                                                                                      DECEMBER 31                DECEMBER 31
                                                                                 2000              1998             2000
                                                                               --------         ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                                         $( 81,301)     $ (179,997)       $ (266,368)

  Increase in accounts payable                                                    20,033          65,547            88,080
                                                                               ---------      ----------        -----------
                                                                                ( 61,268)       (114,450)         (178,288)
                                                                               ---------      ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of Cynergy shares                               -             (250,000)         (250,000)
  Accounts payable acquired on merger                                             -             (  2,000)         (  2,000)
                                                                               ---------      ----------        -----------
                                                                                  -             (252,000)         (252,000)
                                                                               ---------      ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        -               15,500            40,500
  Advances from related company                                                   61,268          63,520           124,788
  Loans payable                                                                   -              267,905           267,905
                                                                               ---------      ----------        -----------
                                                                                  61,268         346,925           433,193
                                                                               ---------      ----------        -----------

INCREASE (DECREASE) IN CASH                                                       -             ( 19,525)            2,905

CASH, beginning of year                                                           2,905           22,430             -
                                                                               ---------      ----------        -----------

CASH, end of year                                                              $  2,905       $    2,905        $    2,905
                                                                               =========      ==========        ===========


SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                $  -           $    -            $    -
                                                                               =========      ==========        ===========

  Income taxes paid                                                            $  -           $    -            $    -
                                                                               =========      ==========        ===========






See accompanying notes to financial statements.

                                                                         PAGE VI


                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Incitations, Inc. ("Incitations" or the "Company") (formerly Mercantile Factoring Credit Online Corp. "MFCOC") was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999 and October 3, 2000 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp. and to its present name, respectively.

         Prior to the Merger in September 1999 (Note 3), the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems.

         The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      ACCOUNTING METHOD

                  The Company's financial statements are prepared using the accrual method of accounting.

         (B)      INCOME TAXES

                  No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $358,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2014. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

         (C)      ESTIMATES

                  The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

         (D)      BASIC LOSS PER COMMON SHARE

                  Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the year.

                                                                        PAGE VII



                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



3.       BUSINESS COMBINATION

         On September 29, 1999, the Company and Mercantile Factoring & Credit Corp. ("MFCC") completed their agreement to merge upon the filing of the Articles of Merger with the Secretary of State of the state of Nevada.

         Pursuant to a separate transaction, MFCC bought 2,534,615 shares of the Company (61.3%) from the shareholders for cash of $250,000 and, prior to the Merger, contributed those shares to the Company for cancellation.

         Under the merger agreement, the Company issued 22,500,000 post-Merger shares to the former owner of MFCC in consideration for all of the issued and outstanding common shares of MFCC. As the former shareholder of MFCC obtained control (91.97%) of the Company through the share exchange, this transaction has been accounted for in these financial statements as a reverse takeover and the purchase method of accounting has been applied. Under reverse takeover accounting, MFCC is considered to have acquired Incitations with the results of MFCOC's operations included in these financial statements from the date of acquisition. MFCOC is considered the continuing entity and consequently, the comparative figures are those of MFCC. MFCC was then merged into the Company.


4.       STOCK TRANSACTIONS

         In March 1995, the Company issued 1,850,540 shares of common stock to individuals at $0.029 per share for cash.

         At the end of 1995, the Company completed a public offering. A total of 1,862,348 shares of common stock were issued at $0.0334 per share. The stock offering costs were offset against the proceeds of the common stock. On January 10, 1996, the Company effected a 10-for-1 reverse stock split. On March 28, 1996, the Company effected a 6-for-1 forward stock split and changed its par value from $0.01 per share to $0.001 per share. The authorized shares were 300,000,000 after these amendments. The financial statements reflect the stock splits on a retroactive basis.

         On March 24, 1998, the Company entered into a Rescission Agreement with the shareholders of Geo Ram, Inc. whereby the shareholders of Geo Ram, Inc. returned the 6,000,000 shares issued in connection with the Share Exchange Agreement dated November 30, 1996. The rescission has been reflected on a retroactive basis.

         Per a letter of understanding, dated May 25, 1998, the Company acquired the rights to purchase a 100% working interest, subject to a 21% royalty (79% net revenue interest), in oil and gas leases consisting of 960 acres for a total of $240,000. The leases were located in the San Joaquin Valley, Kern County, California.

                                                                       PAGE VIII


                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



4.       STOCK TRANSACTIONS (Continued)

         The Company decided not to proceed with the option. No further payments were made and the option expired. The initial payment of $15,000 was paid by shareholders who were issued 421,728 shares of common stock at $0.0356 per share.

         On September 3, 1999, the Company cancelled 28,115 common stock and credited the paid-in capital for the original par value.

         On September 13, 1999, the Company effected a 17.784 for 1 reverse stock split. The financial statements reflect the stock splits on a retroactive basis.

         On September 22 and 23, 1999, the Company cancelled 2,534,615 and 383,612 common stock, respectively, and credited the paid-in capital for the original par value.

         In accordance with the merger agreement (Note 3), the Company issued 22,500,000 common shares at $0.001 per share to the former owner of MFCC in exchange for all issued and outstanding shares of MFCC.

         The Company issued 400,000 and 375,000 common shares at $0.02 per share in September 1999 as finders' and legal fees, respectively, in connection with the merger.

         On October 3, 2000, the Company effected a 5-for-1 stock split; The financial statements reflect the stock split on a retroactive basis.

         Subsequent to year-end, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

5.       ADVANCES FROM RELATED COMPANY

         Although the financing agreement with Worldnet described in Note 7 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of December 31, 2000, $124,788 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

6.       GOING CONCERN

         The Company financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

         Subsequent to year-end, Worldnet Connections, Inc. (Note 7) converted the outstanding loan balance of $267,905 into common shares. See Note 7.

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



7.       COMMITMENTS

         FINANCING AGREEMENT

         On July 30, 1999, the Company entered into an agreement with Worldnet Connections, Inc. ("Worldnet"), an affiliated company incorporated under the laws of the state of Nevada, United States of America. Worldnet agreed to provide funds up to US $2,500,000, to be issued in multiples of $100,000, upon a 15 day notice by the Company.

         As of December 31, 2000 and 1999, Worldnet had made advances to the Company totalling $267,905. Subsequent to year-end, the financing agreement and related note was cancelled. In exchange for the cancellation of the note, the Company issued 2,679,050 shares of Common Stock to Worldnet. See also Note 5.



ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to the directors and executive officers of the Company. There is no arrangement or understanding between any director or officer and any other person pursuant to which such person was selected as a director and/or officer of the Company. There is no family relationship among any directors or executive officers of the Company.

Names                            Age        Position
-----                            ---        --------

Dominique M. Bellemare           42         President/Director

Christelle Morrison              21         Secretary/Director

Yvan Guillemin                   53         Vice President/Director

Dominique M. Bellemare has been serving as the Company's president and as a director since being elected to the Board at a special meeting of the Company's shareholders in September 1999. Mr. Bellemare currently devotes approximately five percent of his time to the business of the Company. Unless Mr. Bellemare resigns in connection with the Company's acquisition of a business opportunity, Mr. Bellemare will devote a greater percentage of his time to the new business of the Company. Mr. Bellemare is an attorney qualified to practice law in the Province of Quebec. Since 1998, Mr. Bellemare has been serving as Senior Vice-President and Senior Counsel for Credit Mutuel. Prior to that from the period of 1991 through 1998, Mr. Bellemare was a partner at the law firm of Bloomfield Bellemare. See "Interest of Management and Others in Certain Transactions."

Christelle Morrison has been serving as a director since being elected to the Board by unanimous consent in lieu of a meeting in August 2000. Ms. Morrison currently devotes approximately one percent of her time to the business of the Company in connection with administrative matters. Ms. Morrisson serves as the Company's Secretary. In conjunction with these duties, she also serves as an officer and/or director for several private Nevada corporations, none of which is a parent, subsidiary or affiliate of the Company. Ms. Morrison resides in the state of Nevada where she has been employed as a legal secretary since her high school graduation in 1998.

Yvan Guillemin has been serving as a director since being elected to the Board at a special meeting of the Company's shareholders in September 1999. Mr. Guillemin currently devotes approximately five percent of his time to the business of the Company. Mr. Guillemin graduated from the Paris School of Commerce and directed a series of businesses in Paris, France. Mr. Guillemin is the President of Polo Conseil, whose principal business is to organize equestrian sporting events and the importation and distribution of polo sporting goods. He has a personal stable of two hundred fully trained polo ponies which are rented to various industrialists throughout Europe. Mr. Guillemin maintains a staff of over ten people to deal with the business of organizing equestrian sporting events and the distribution of polo sporting goods in Europe and Argentina. In addition, Mr. Guillemin was also a pioneer in developing and manufacturing the stretch material used in equestrian clothing which is used today in over 50% of all riding clothes manufactured in Europe. Mr. Guillemin is the sole shareholder of Worldnet which company has provided all of the financing of the Company to date. See "Certain Relationships and Related Transactions."

Each director has been elected to hold office until the next annual meeting of shareholders and until his successor has been qualified and elected.

There is no family relationship among any directors or officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the filings in respect of fiscal 2000 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act and written representations from its directors and executive officers, the Company believes that, during and with respect to the fiscal year ended December 31, 2000, the filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis; however, each of Dominique M. Bellemare, Christelle Morrison and Yvan Guillemin have since filed their respective Initial Statements of Beneficial Ownership of Securities and, in the case of Yvan Guillemin, a Statement of Change in Beneficial Ownership.

ITEM 10. EXECUTIVE COMPENSATION

To date, the Company has not paid any compensation to any of its executive officers or directors. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.

Directors of the Company who are not employees of the Company have not received any compensation for attending meetings of the Board. It is currently the intention of the Company to maintain this policy. However, directors are reimbursed for their expenses in attending such meetings.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

As of April 16, 2001, the Company had 27,142,325 shares of common stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of April 16, 2001 by (1) each of the Company's directors, (2) each of its executive officers, (3) each person or entity who is known to the Company to beneficially own ten percent or more of the outstanding common stock, and (4) all directors and executive officers of the Company as a group.

Name and Address of               Number of Shares          Percentage of Class
Beneficial Owner(1)               Beneficially Owned(2)     Beneficially Owned
-------------------               ---------------------     -------------------
Dominique M. Bellemare                    -0-                    ---
Christelle Morrison                       -0-                    ---
Yvan Guillemin(3)                      25,179,050                93%
All officers and directors as a        25,179,050                93%
group (3 persons)

---------

(1) The Company's registered business address is 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Generally, a person is deemed to be the beneficial owner of a security if he or it has the right to acquire voting or investment power within 60 days of the date of this registration statement. Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. All share holdings reflect the Company's 5-for-1 stock split in October 2000.

(3) Includes 2,679,050 shares owned by Worldnet Connections, Inc. ("Worldnet"), of which Mr. Guillemin, a director of the Company, owns all the issued and outstanding shares. Prior to the date hereof, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. Such loan was convertible into shares of the Company's common stock based on a conversion ratio of 60,000 shares of common stock for every $100,000 advanced by Worldnet. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. See "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Yvan Guillemin, a director of the Company, owns all of the issued and outstanding shares of Worldnet's common stock. In July 1999, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note.

No other member of the Board or officer of the Company, to the Company's knowledge, has any material interest resulting from any relationship or business affiliation with the Company.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit No.        Exhibit Name/Description
-----------------------------------------------

3.1                Articles of Incorporation of Registrant*

3.2                By-laws of Registrant*

3.3                Articles of Merger*

4.1                Form of Unsecured Convertible Note*

10.1 Loan Agreement by and between Mercantile Factoring and Credit Corp. and Worldnet, dated July 30, 1999*

10.2 Agreement and Plan of Merger, dated as of September 22, 1999 by and among Mercantile Factoring and Credit Corp. and Cynergy, Inc.*

10.3 Lease Agreement between Credit Mutuel de Montreal CMM Inc., and MFCO, dated October 1, 1999*

21                 List of Subsidiaries

-------------------------------------------------

* Incorporated herein by reference to the Form 10-SB filed by the Company on November 15, 1999.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Incitations, Inc.


Date:  April 12, 2001                  By: /s/
     -----------------                    ----------------------------------
                                               Dominique M. Bellemare
                                               President

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that the persons whose signatures appear below each severally constitutes and appoints Dominique M. Bellemare as true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments (including pre-effective and post-effective amendments) to this Registration Statement, any registration statement relating to the same offering as this Registration Statement that is to be effective upon filing pursuant to Section 12 under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


/s/
---------------------------------
Dominique M. Bellemare
President and Director                               Date:  April 12 , 2001
                                                            ----- ---

/s/
---------------------------------
Christelle Morrison
Secretary and Director                               Date:  April 13 , 2001
                                                            ----- ---


---------------------------------
Yvan Guillemin
Vice President and Director                          Date: