Form 10KSB/A
period 2000-12-31
MERCANTILE FACTORING CREDIT ONLINE CORP
filed 2001-04-18
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2000.
                          -----------------

                        Commission file Number 000-28107
                                               ---------

                                INCITATIONS, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                       88-0335710
             ------                                       ----------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

   1800 MCGILL COLLEGE, SUITE 2480
         MONTREAL, QUEBEC                                H3A 3J6, CANADA
 ------------------------------------               ------------------------
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

                                 Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.      None
                                                                   -------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $98,163.75

         Documents Incorporated by reference:        None
                                                  ----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. 27,142,235
                                                 -------------------------------

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

This amendment amends the 10-KSB filed by the registrant on April 17, 2001 as follows. In lieu of pages 27 and 28 thereof, the following two pages shall be inserted:

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCITATIONS, INC.



By: /s/                                             Date:  April 12, 2001
    ----------------------------
Name:  Dominique M. Bellemare
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


/s/
-----------------------------------
Dominique M. Bellemare
President and Director                               Date:  April 12, 2001
(principal financial officer)


/s/
-----------------------------------
Christelle Morrison
Secretary and Director                               Date:  April 13, 2001



-----------------------------------
Yvan Guillemin
Vice President and Director