Form 10KSB/A
period 2000-12-31
INCITATIONS INC
filed 2001-07-03
CIK 1004411

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

                                INCITATIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



           NEVADA                                           88-0335710
------------------------------------            --------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


1800 MCGILL COLLEGE, SUITE 2480
MONTREAL, QUEBEC                                          H3A 3J6, CANADA
---------------------------------------         --------------------------------
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

Yes [ ]   No  [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. None
                                                              -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     $98,163.75
     Documents Incorporated by reference:  None
                                           ----


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. 27,142,235
                                                 ------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes  [ ]  No  [X]

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

COMPANY BACKGROUND


Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2000, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $480,773. The Company's net losses to date are $516,368.


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


The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company does not have significant capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. See "Management's Discussion and Analysis or Plan of Operation."

It is the view of the Staff of the Securities and Exchange Commission (the "Staff") that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are "underwriters" of the securities issued. It is also the view of the Staff that securities issued by a blank check company can only be resold through registration under the Securities Act of 1933, as amended (the "Act"), unless there is an applicable exemption.


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


The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations. See "Investigation and Selection of Business Opportunities" below. The Company anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the characteristics mentioned in (1) through (4). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.


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


As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into, the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Act. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.


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

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. However, existing corporate policy does not prevent the Company from entering into a transaction with a related party, and management is unaware of any circumstances under which this policy will change. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Nevada law to enter into such a transaction if:


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

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES


To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired. The Company is unable to predict the approximate number of merger candidates with which it might make contact.


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


The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. In addition, the Company may pay a finder's fee to persons who introduce candidates with which the Company successfully merges or commits to a business combination. The Company does not intend to have anyone solicit on its behalf candidates in exchange for a fee. There will not be any general solicitation by anyone acting as a finder. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:


     o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;


     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission (the "SEC"). See "Risk Factors - Regulation of Penny Stocks";


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


The Company will contact persons and companies with which its officers have an acquaintance to make known the search for an acquisition candidate for the Company. The Company does not intend to advertise in media. The Company will screen potential acquisitions initially based upon whether a candidate has a going business, audited financial statements for prior fiscal years, and management experience in the industry.


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

FORM OF ACQUISITION


It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. Such a transaction is commonly referred to as a "reverse merger." As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.


It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. See "Description of Business--General".

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

INVESTMENT COMPANY ACT AND OTHER REGULATION


The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage or hold itself out as engaging primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and to avoid application of the costly and restrictive registration, regulation and other provisions of the Investment Act.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of an "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.


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


Any securities which the Company might acquire in exchange for its common stock will be "restricted securities" within the meaning of the Act. If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the SEC or an exemption from registration is available.
Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.


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


Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. Accordingly, the Company's business opportunities will be limited to those that can be completed with little or no capital. See "Management's Discussion and Analysis or Plan of Operation."


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


Moreover, the Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the

Company and its management. The legal and other costs of defending a SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

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


Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired, an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. Such an acquisition would result in the acquired company's stockholders and management controlling the Company, and the likelihood that the Company's management would be replaced by persons unknown at this time. Such a merger may result in a greatly reduced percentage of ownership of the Company by its current shareholders.


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

Rule 144 Sales. All of the outstanding shares of common stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Non-affiliate shareholders who have held their shares for under Rule 144(k) two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule. It is the view of the Staff that securities issued by a blank check company can only be resold through registration under the Securities Act unless there is an applicable exemption. Rule 144 would not be available for resale transactions in such a situation. See "Security Ownership of Management and Certain Security Holders" for a list of those persons who own Company securities.


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

LEGAL PROCEEDINGS

None.

RECENT SALES OF UNREGISTERED SECURITIES


As a result of the Merger, in September 1999, the Company issued 4,500,000 (22,5000,000 post-split) shares to Mercantile Factoring & Credit Corp. Such shares were subsequently transferred to Yvan Guillemin. This transfer was exempt from registration based on ss(Section) 4(2) of the Act.


In July 1999, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. See "Certain Relationships and Related Transactions." This transfer was also exempt from registration based on (Section) 4(2) of the Act because the transaction was by an issuer not involved in any public offering. Pursuant to Rule 506 of Regulation D of the Act, the transaction is exempt because there was only one purchaser of securities from the issuer and the purchaser either was an accredited investor or had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment.

It is the view of the Staff that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are "underwriters" of the securities issued. It is also the view of the Staff that securities issued by a blank check company can only be resold through registration under the Act unless there is an applicable exemption.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $480,773. The cash assets will have been depleted by the expenses of accounting and the filing of this Form 10-SB. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

Over the next twelve months, the Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company does not have significant capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

The Company's operations during the next 12 months will be limited solely to the seeking of an appropriate merger or acquisition candidate. The Company does not intend to pay any salaries nor incur any expenses other than those expenses necessary to ensure that the Company remains in good standing with the State of Nevada and in compliance with the regulatory requirements of the SEC and other regulatory bodies. The majority shareholder of the Company has orally committed to advance to the Company whatever funds may be necessary to maintain regulatory compliance until the Company completes a merger or acquisition.

The Company currently has no product research and development that it will perform over the term of the business plan. There is no current plan to purchase or sell any significant equipment. The Company currently has no plans to purchase or sell any significant equipment or to make any significant changes in the number of employees.


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

During the period from March 28, 1995 through December 31, 2000 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of 266,368. The net loss on operations was ($81,301) for the year ended December 31, 2000. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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


PART F/S  FINANCIAL STATEMENTS



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


                                                 /s/ Julito F. Longkines
                                                     JULITO F. LONGKINES
                                                 CERTIFIED PUBLIC ACCOUNTANT
Markham, Ontario
April 12, 2001

                                                                         PAGE II

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                  (U.S. FUNDS)

                           DECEMBER 31, 2000 AND 1999

                                             ASSETS
                                                                        2000              1999
                                                                     ---------         ---------
CURRENT
  Cash                                                               $   2,905         $   2,905
                                                                     =========         =========
                                           LIABILITIES
CURRENT
  Accounts payable                                                   $  88,080         $  68,047
  Advances from related company (Note 5)                               124,788            63,520
  Loans payable (Note 7)                                               267,905           267,905
                                                                     ---------         ---------
                                                                       480,773           399,472
                                                                     ---------         ---------
                                        CAPITAL DEFICIENCY
AUTHORIZED
  300,000,000 Common stock at $0.001 par value

ISSUED AND OUTSTANDING
  24,463,275 Common shares                                              25,155            25,155

ADDITIONAL PAID-IN CAPITAL                                              13,345            13,345

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                   (516,368)         (435,067)
                                                                     ---------         ---------
                                                                      (477,868)         (396,567)
                                                                     ---------         ---------

                                                                     $   2,905         $   2,905
                                                                     =========         =========

See accompanying notes to financial statements.

                                                                        PAGE III

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (U.S. FUNDS)


                                                                                FROM INCEPTION ON
                                                    FOR THE YEARS ENDED         MARCH 28, 1995 TO
                                                         DECEMBER 31                DECEMBER 31
                                                    2000            1999               2000
                                                 ----------       ---------         ---------
REVENUE                                          $     -          $    -            $    -

EXPENSES                                             81,301         429,997           516,368
                                                 ----------       ---------         ---------

NET LOSS FROM OPERATIONS                         $  (81,301)      $(429,997)        $(516,368)
                                                 ==========       =========         =========


Weighted average number of shares outstanding    24,463,275       4,598,164
                                                 ==========       =========


Basic loss per share                               $(0.01)         $(0.09)
                                                   =======         =======





See accompanying notes to financial statements.

                                                                         PAGE IV

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                       MARCH 28, 1995 TO DECEMBER 31, 2000

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                                                                             ADDITIONAL       DURING THE
                                                                   COMMON STOCK                PAID-IN        DEVELOPMENT
                                                             SHARES           AMOUNT           CAPITAL           STAGE
                                                           ----------       ----------       ----------        ---------
                                                                #                $                $                $
Inception on March 28, 1995                                     -                 -                -                -
Common stock issued for cash at $0.0058
  per share                                                 1,850,540             -                -                -
Common stock issued for cash at $0.0334
  per share                                                 1,862,349             -                -                -
Net loss for the period ended December 31, 1995                 -                 -                -                -
                                                           ----------       ----------       ----------        ---------

Balance, December 31, 1995                                  3,712,889             -                -                -
Net loss for the year ended December 31, 1996                   -                 -                -              (1,500)
                                                           ----------       ----------       ----------        ---------

Balance, December 31, 1996                                  3,712,889             -                -              (1,500)
Net loss for the year ended December 31, 1997                   -                 -                -                (535)
                                                           ----------       ----------       ----------        ---------

Balance, December 31, 1997                                  3,712,889             -                -              (2,035)
Common stock issued for cash at $0.0356
  per share (Note 4)                                          421,728             -                -                -
Net loss for the year ended December 31, 1998                   -                 -                -              (3,035)
                                                           ----------       ----------       ----------        ---------

Balance, December 31, 1998                                  4,134,617             -                -              (5,070)
Common stock cancelled (Note 4)                               (28,115)            -                -                -
Common stock cancelled (Note 3)                            (2,534,615)            -                -                -
Common stock cancelled (Note 4)                              (383,612)            -                -                -
Common stock issued in exchange for all
  issued and outstanding common shares
  of MFCC (Note 3)                                         22,500,000           25,000           (2,000)            -
Common stock issued for professional fees
  at $0.02 per share (Note 4)                                 775,000              155           15,345             -
Net loss for the year ended December 31, 1999                   -                 -                -            (429,997)
                                                           ----------       ----------       ----------        ---------

Balance, December 31, 1999                                 24,463,275           25,155           13,345         (435,067)
Net loss for the year ended December 31, 2000                   -                 -                -             (81,301)
                                                           ----------       ----------       ----------        ---------

Balance, December 31, 2000                                 24,463,275           25,155           13,345         (516,368)
                                                           ==========       ==========       ==========        =========



See accompanying notes to financial statements.

                                                                          PAGE V

                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (U.S. FUNDS)

                                                                                      FROM INCEPTION ON
                                                            FOR THE YEARS ENDED       MARCH 28, 1995 TO
                                                                 DECEMBER 31             DECEMBER 31
                                                            2000           1999              2000
                                                         ---------      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                   $ (81,301)     $(429,997)        $(516,368)
  Investment in shares of stock written off                   -           250,000           250,000
  Increase in accounts payable                              20,033         65,547            88,080
                                                         ---------      ---------         ---------
                                                           (61,268)      (114,450)         (178,288)
                                                         ---------      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of Cynergy shares           -          (250,000)         (250,000)
  Accounts payable acquired on merger                         -            (2,000)           (2,000)
                                                         ---------      ---------         ---------
                                                              -          (252,000)         (252,000)
                                                         ---------      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                    -            15,500            40,500
  Advances from related company                             61,268         63,520           124,788
  Loans payable                                               -           267,905           267,905
                                                         ---------      ---------         ---------
                                                            61,268        346,925           433,193
                                                         ---------      ---------         ---------

INCREASE (DECREASE) IN CASH                                   -           (19,525)            2,905

CASH, beginning of year                                      2,905         22,430              -
                                                         ---------      ---------         ---------

CASH, end of year                                        $   2,905      $   2,905         $   2,905
                                                         ---------      ---------         ---------

SUPPLEMENTAL DISCLOSURES
  Interest paid                                          $    -         $    -            $    -
                                                         =========      =========         =========

  Income taxes paid                                      $    -         $    -            $    -
                                                         =========      =========         =========



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

     (B)  INCOME TAXES

          No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $358,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2015. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

     Pursuant to a separate transaction, MFCC bought 2,534,615 shares of the Company (61.3%) from the shareholders for cash of $250,000 and, prior to the Merger, contributed those shares to the Company for cancellation. The investment was written off and charged to expenses on the statement of operations for the year ended December 31, 1999.

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

     On October 3, 2000, the Company effected a 5 for 1 stock split. The financial statements reflect the stock splits on a retroactive basis.

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

                                                                         PAGE IX


                                INCITATIONS, INC.
               (FORMERLY MERCANTILE FACTORING CREDIT ONLINE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998


6.   GOING CONCERN (Continued)

     Over the next twelve months, the Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. The Company does not have significant capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

     The Company's operations during the next 12 months will be limited solely to the seeking of an appropriate merger or acquisition candidate. The Company does not intend to pay any salaries nor incur any expenses other than those expenses necessary to ensure that the Company remains in good standing with the State of Nevada and in compliance with the regulatory requirements of the SEC and other regulatory bodies. The majority shareholder of the Company has orally committed to advance to the Company whatever funds may be necessary to maintain regulatory compliance until the Company completes a merger or acquisition.

     Subsequent to year-end, Worldnet Connections, Inc. converted the outstanding loan balance of $267,905 into common shares (Note 7).


7.   COMMITMENTS

     FINANCING AGREEMENT

     On July 30, 1999, the Company entered into an agreement with Worldnet Connections, Inc. ("Worldnet"), an affiliated company incorporated under the laws of the state of Nevada, United States of America. Worldnet agreed to provide funds up to US $2,500,000, to be issued in multiples of $100,000, upon a 15 day notice by the Company.

     As of December 31, 2000 and 1999, Worldnet had made advances to the Company totalling $267,905. Subsequent to year-end, the financing agreement and related note were cancelled. In exchange for the cancellation of the note, the Company issued 2,679,050 shares of common stock to Worldnet.

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

Name and Address of                   Number of Shares      Percentage of Class
Beneficial Owner(1)                 Beneficially Owned(2)   Beneficially Owned
-------------------                 ---------------------   ------------------

Dominique M. Bellemare                     -0-                    ---

Christelle Morrison                        -0-                    ---

Yvan Guillemin(3)                       25,179,050                 93%

All officers and directors as a         25,179,050                 93%
group (3 persons)

--------

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

Exhibit No.       Exhibit Name/Description
------------------------------------------

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

21                List of Subsidiaries

------------------------------------------

* Incorporated herein by reference to the Form 10-SB filed by the Company on November 15, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Incitations, Inc.


Date: June 28, 2001                     By: /s/ Dominique M. Bellemare
     ------------------                    ------------------------------------
                                                Dominique M. Bellemare
                                                President
                                                Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2001                     By: /s/ Dominique M. Bellemare
     ------------------                    ------------------------------------
                                                Dominique M. Bellemare
                                                President