Form 10QSB
period 2001-03-31
INCITATIONS INC
filed 2001-08-13
CIK 1004411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended       3/31/01
                                         -----------------

         [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ___________ to ______________

         Commission file number        00-28107
                                ---------------------


                                INCITATIONS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    NEVADA                               88-0335710
        -----------------------------             -----------------------
        (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)            Identification No.)


       1800 MCGILL COLLEGE, SUITE 2480, MONTREAL, QUEBEC, H3A 3J6, CANADA
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (514) 288-1687
       ------------------------------------------------------------------
                           (Issuer's Telephone Number)


                      MERCANTILE FACTORING & CREDIT ONLINE CORP.
       ------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal year,
                         if Changed Since Last Report)


         Check whether the issuer; (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                 --------

         As of August 10, 2001, 27,142,235 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes         No   X
    ------     ------

PART I.  FINANCIAL INFORMATION



                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        - INTERIM FINANCIAL STATEMENTS -
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                 MARCH 31, 2001

                                INCITATIONS, INC.


                                 MARCH 31, 2001


                                    CONTENTS


                                                                PAGE

INTERIM FINANCIAL STATEMENTS

     Balance Sheet                                                 I

     Statement of Operations                                      II

     Statement of Stockholders' Equity (Deficit)                 III

     Statement of Cash Flows                                      IV

     Notes to Financial Statements                                 V

                                                                          PAGE I
                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                     ASSETS



                                                        MARCH 31    DECEMBER 31
                                                          2001          2000
                                                        --------    -----------
CURRENT
Cash                                                    $  2,905    $    2,905
                                                        ========    ===========

                             LIABILITIES

CURRENT
     Accounts payable                                   $ 39,079    $   88,080
     Advances from related company (Note 5)              193,905       124,788
     Loans payable                                          -          267,905
                                                        --------    -----------
                                                         232,984       480,773
                                                        --------    -----------

                          CAPITAL DEFICIENCY

AUTHORIZED
     300,000,000  Common stock at $0.01 par value

ISSUED AND OUTSTANDING
     27,142,325   Common shares                           25,423        25,155

ADDITIONAL PAID-IN CAPITAL                               280,982        13,345

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
                                                        (536,484)     (516,368)
                                                        --------    -----------
                                                        (230,079)     (477,868)
                                                        --------    -----------

                                                        $  2,905    $    2,905
                                                        ========    ===========


See accompanying notes to financial statements.

                                                                         PAGE II

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)



                                                                                 FROM INCEPTION ON
                                                      FOR THE THREE MONTHS       MARCH 28, 1995 TO
                                                          ENDED MARCH 31              MARCH 31
                                                      2001           2000               2001
                                                  -----------     -----------        -----------
REVENUE                                           $     -         $    -             $     -


EXPENSES                                               20,116           2,561           536,484
                                                  -----------     -----------        -----------

NET LOSS FROM OPERATIONS                          $   (20,116)    $    (2,561)       $ (536,484)
                                                  ===========     ===========        ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       24,800,909     24,462,275
                                                  ===========     ===========

BASIC LOSS PER SHARE                                     $0.00          $0.00
                                                         =====          =====







See accompanying notes to financial statements.

                                                                        PAGE III

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                        MARCH 28, 1995 TO MARCH 31, 2001

                                                                                                                      DEFICIT
                                                                        COMMON STOCK              ADDITIONAL    ACCUMULATED DURING
                                                                                                   PAID-IN        THE DEVELOPMENT
                                                                   SHARES        AMOUNT             CAPITAL            STAGE
                                                                     #                $                $                 $
                                                                ----------       ------             -------          ---------
Inception on March 28, 1995                                          -             -                    -                -
Common stock issued for cash at $0.0058
  per share                                                      1,850,540
Common stock issued for cash at $0.0334
  per share                                                      1,862,349
Net loss for the period ended December 31, 1995                      -             -                    -                -
                                                                ----------       ------             -------          ---------
Balance, December 31, 1995                                       3,712,889         -                    -                -
Net loss for the year ended December 31, 1996                        -             -                    -              (1,500)
                                                                ----------       ------             -------          ---------
Balance, December 31, 1996                                       3,712,889         -                                   (1,500)
Net loss for the year ended December 31, 1997                        -             -                    -                (535)
                                                                ----------       ------             -------          ---------
Balance, December 31, 1997                                       3,712,889         -                    -              (2,035)
Common stock issued for cash at $0.0356
  per share (Note 4)                                               421,728         -                    -                -
Net loss for the year ended December 31, 1998                        -             -                    -              (3,035)
                                                                ----------       ------             -------          ---------
Balance, December 31, 1998                                       4,134,617         -                    -              (5,070)
Common stock cancelled (Note 4)                                    (28,115)        -                    -                -
Common stock cancelled (Note 3)                                 (2,534,615)        -                    -                -
Common stock cancelled (Note 4)                                   (383,612)        -                    -                -
Common stock issued in exchange for all
  issued and outstanding common shares
  of MFCC (Note 3)                                              22,500,000        25,000             (2,000)             -
Common stock issued for professional fees
  at $0.02 per share (Note 4)                                      775,000         155               15,345              -
Net loss for the year ended December 31, 1999                        -             -                    -            (429,997)
                                                                ----------       ------             -------          ---------
Balance, December 31, 1999                                      24,463,275       25,155              13,345          (435,067)
Net loss for the year ended December 31, 2000                        -             -                    -             (81,301)
                                                                ----------       ------             -------          ---------
Balance, December 31, 2000                                      24,463,275       25,155              13,345          (516,368)
Conversion of loan payable into
  common stock (Note 6)                                          2,679,050          268             267,637           -
Net loss for the three months ended
  March 31, 2001                                                     -             -                    -             (20,116)
                                                                ----------       ------             -------          ---------

Balance, March 31, 2001                                         27,142,325       25,423             280,982          (536,484)
                                                                ==========       ======             =======          =========

See accompany notes to financial statements.

                                                                         PAGE IV

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                                                                FROM INCEPTION ON
                                                                   FOR THE THREE MONTHS         MARCH 28, 1995 TO
                                                                       ENDED MARCH 31                MARCH 31
                                                                  2001             2000                2001
                                                                --------         --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                                         $(20,116)        $ (2,561)         $ (536,484)
   Increase (decrease) in accounts payable                       (49,001)         (41,766)             39,079
   Investment in shares of stock written off                         -               -                250,000
                                                                --------         --------          ----------
                                                                 (69,117)         (44,327)           (247,405)
                                                                --------         --------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Amount paid for the acquisition of Cynergy shares                 -               -               (250,000)
   Accounts payable acquired on merger                               -               -                 (2,000)
                                                                --------         --------          ----------
                                                                     -               -               (252,000)
                                                                --------         --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related company                                  69,117           44,327             193,905
   Issuance of common stock                                          -               -                 40,500
   Loans payable                                                     -               -                267,905
                                                                --------         --------          ----------
                                                                  69,117           44,327             502,310
                                                                --------         --------          ----------

INCREASE IN CASH                                                     -               -                  2,905

CASH, beginning of period                                          2,905            2,905                -
                                                                ---------        --------          ----------

CASH, end of period                                             $  2,905         $  2,905          $    2,905
                                                                ========         ========          ==========

SCHEDULE OF NON-CASH TRANSACTION
   Conversion of loans payable into common stock                $267,905         $   -             $     -
                                                                ========         ========          ==========




See accompanying notes to financial statements.

                                                                          PAGE V

                                INCITATIONS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2001


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Incitations, Inc. ("Incitations" or the "Company") was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999 and October 3, 2000 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp. and to its present name, respectively.

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

         (B)      INCOME TAXES

                  No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $378,500, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2015. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

         (D)      BASIC LOSS PER COMMON SHARE

                  Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                                         PAGE VI

                                INCITATIONS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2001

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

         Under the merger agreement, the Company issued 22,500,000 post-merger shares to the former owner of MFCC in consideration for all of the issued and outstanding common shares of MFCC. As the former shareholder of MFCC obtained control (91.97%) of the Company through the share exchange, this transaction has been accounted for in these financial statements as a reverse takeover and the purchase method of accounting has been applied. Under reverse takeover accounting, MFCC is considered to have acquired Incitations with the results of operations included in these financial statements from the date of acquisition. MFCC was then merged into the Company.

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

                                                                        PAGE VII

                                INCITATIONS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2001


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

         The company issued 2,679,050 common shares at $0.10 per share on February 15, 2001 in connection with the cancellation of the financing agreement and conversion of loan payable (Note 6).

         Subsequent to March 31, 2001, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

5.       ADVANCES FROM RELATED COMPANY

         Although the financing agreement with Worldnet described in Note 7 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of March 31, 2001, $193,905 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

6.       LOANS PAYABLE

         On July 30, 1999, the Company entered into an agreement with Worldnet Connections, Inc. ("Worldnet"), an affiliated company incorporated under the laws of the state of Nevada, United States of America. Worldnet agreed to provide funds up to US $2,500,000, to be issued in multiples of $100,000, upon a 15 day notice by the Company.

                                                                       PAGE VIII

                                INCITATIONS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2001

6.       LOANS PAYABLE (CONTINUED)

         As of December 31, 2000, Worldnet had made advances to the Company totalling $267,905. On February 15, 2001, the financing agreement and related note were cancelled. In exchange for the cancellation of the note, the Company issued 2,679,050 shares of common stock to Worldnet at $0.10 per share.

7.       GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2000, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $232,984. The Company's net losses to date are $536,484.

The Company was incorporated in March 1995 under the name of Truco, Inc. and was to engage in the business of manufacturing, selling and marketing a product described as the "Belt Wallet." However, soon thereafter the Company elected not to proceed with its intended business objective of marketing and selling the "Belt Wallet" but instead elected to change its focus to the area of developing proprietary technology and services using smart and remote memory cards and wireless and land-line networks in the fields of commerce, publishing, and network-based systems. The Company entered into a licensing agreement for the exclusive right to market and manufacture a technology known as the "ARCard, ARCommerce Reader, ARCinternet Computer", and its application programming bundled together as the "ARCommerce Kit" as a way of doing business over the Internet. On March 22, 1996, the Company changed its name to "Web Tech Incorporated".

Subsequently, on November 30, 1996, in an effort to diversify its product and manufacturing base, the Company acquired all the issued and outstanding shares of Geo-Ram, Inc., a Texas corporation, by issuing 6,000,000 shares of the Company's common stock to the shareholders of Geo-Ram, Inc. Geo-Ram, Inc. was in the business of manufacturing geophysical equipment which included a new drill bit, the "Duckbill Bit", designed to implant explosive charges and geophones for seismic surveys in harsh and environmentally fragile geographic areas known as transition zones. On March 18, 1997, the Company changed its name to "Cynergy, Inc."

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

It is the view of the Staff of the Securities and Exchange Commission (the "Staff") that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are "underwriters" of the securities issued. It is also the view of the Staff that securities issued by a blank check company can only be resold through registration under the Securities Act of 1933, as amended (the "Act"), unless there is an applicable exemption. Further, it is the view of the Staff that the shares owned by affiliates or transferees of affiliates of the Company may not be sold pursuant to Rule 144.


Results of Operations

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $232,984. The cash assets will have been depleted by the expenses of accounting and the filing of this Form 10Q-SB. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

The Company's operations during the next twelve months will be limited solely to the seeking of an appropriate merger or acquisition candidate. The Company does not intend to pay any salaries nor incur any expenses other than those expenses necessary to ensure that the Company remains in good standing with the State of Nevada and in compliance with the regulatory requirements of the SEC and other regulatory bodies. The majority shareholder of the Company has orally committed to advance to the Company whatever funds may be necessary to maintain regulatory compliance until the Company completes a merger or acquisition.

The Company currently has no product research and development that it will perform over the term of the business plan. There is no current plan to purchase or sell any significant equipment. The Company currently has no plans to purchase or sell any significant equipment or to make any significant changes in the number of employees.

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management or affairs of the Company. No shareholders have been approved to fund any potential advances in the next twelve months nor is there any basis for believing that shareholder advances would be available in the next twelve months.

There are no current plans, understandings, agreements, or commitments with anyone to act as a finder of opportunities for the Company. In the case that such efforts will ever be undertaken, it is unknown at this time who if anyone would act as a finder. Such a finder would be engaged or used prior to or concurrent with acquisition of an opportunity.

During the period from March 28, 1995 through March 31, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of 536,484. The operating expenses for the three months ended March 31, 2001 of $20,116 were $17,555 higher than the $2,561 of operating expenses for the comparable period a year ago. The increase of operating expenses was primarily due to an increase in legal and accounting expenses as a result of the Company making Exchange Act filings with the Commission. The net loss on operations since inception was $(536,484). The net loss on operations for the three months ended March 31, 2001 was ($20,116) compared to a net loss on operations for the comparable period a year ago of $(2,561). The increase in losses for the three months ended March 31, 2001 compared to the same period of the prior year is predominantly due to increased legal and accounting expenses. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

                                    PART II.


ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION oF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

(a)

Exhibit No.                Exhibit Name/Description
---------------------------------------------------

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

4.1     Form of Unsecured Convertible Note*

10.1 Loan Agreement by and between Mercantile Factoring and Credit Corp. and Worldnet, dated July 30, 1999*

10.2 Agreement and Plan of Merger, dated as of September 22, 1999 by and among Mercantile Factoring and Credit Corp. and Cynergy, Inc.*

10.3 Lease Agreement between Credit Mutuel de Montreal CMM Inc., and MFCO, dated October 1, 1999*

* Incorporated by reference the exhibits contained in the Company's Form 10-SB.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INCITATIONS, INC.


Date: August 9,2001                  By: /s/ Dominique M. Bellemare
     -------------------                 --------------------------------------
                                         Dominique M. Bellemare
                                         President; Principal Financial Officer