Form 10QSB
period 2001-06-30
INCITATIONS INC
filed 2001-09-10
CIK 1004411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [X]            Quarterly report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended     6/30/01
                                                ---------------

         Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                to
                                        --------------    --------------

         Commission file number             000-28107
                                ---------------------------------------

                                INCITATIONS, INC.
   ---------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     NEVADA                             88-0335710
          -----------------------------             ----------------
         (State or Other Jurisdiction of            (I.R.S. Employer
          Incorporation or Organization)           Identification No.)


       1800 MCGILL COLLEGE, SUITE 2480, MONTREAL, QUEBEC, H3A 3J6, CANADA
   ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 288-1687
   ---------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of September 5, 2001, 27,142,325 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION



                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        - INTERIM FINANCIAL STATEMENTS -
                                  (U.S. FUNDS)
                                   (UNAUDITED)
                                  JUNE 30, 2001

                                INCITATIONS, INC.

                                  JUNE 30, 2001

                                    CONTENTS

                                                                            PAGE

INTERIM FINANCIAL STATEMENTS

     Balance Sheet                                                             I
     Statement of Operations                                                  II
     Statement of Stockholders' Equity (Deficit)                             III
     Statement of Cash Flows                                                  IV
     Notes to Financial Statements                                        V-VIII

                                                                          PAGE I

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                     ASSETS
                                                           JUNE 30       DECEMBER 31
                                                            2001            2000
                                                          ---------       ---------
CURRENT
     Cash                                                 $   2,905       $   2,905
                                                          =========       =========
                                   LIABILITIES
CURRENT
     Accounts payable                                     $  70,043       $  88,080
     Advances from related company (Note 5)                 193,905         124,788
     Loans payable                                                -         267,905
                                                          ---------       ---------
                                                            263,948         480,773
                                                          ---------       ---------
                               CAPITAL DEFICIENCY
AUTHORIZED
     300,000,000  Common stock at $0.0002 par value
ISSUED AND OUTSTANDING
     27,142,325   Common shares                              25,423          25,155
ADDITIONAL PAID-IN CAPITAL                                  280,982          13,345
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE           (567,448)       (516,368)
                                                          ---------       ---------
                                                           (261,043)       (477,868)
                                                          ---------       ---------
                                                          $   2,905       $   2,905
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

                                                                         PAGE II

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                FOR THE THREE MONTHS          FOR THE SIX MONTHS        FROM INCEPTION ON
                                    ENDED JUNE 30               ENDED JUNE 30           MARCH 28, 1995 TO
                                                                                             JUNE 30
                                 2001          2000           2001          2000              2001
                                 ----          ----           ----          ----              ----
                                  $              $             $             $                  $
REVENUE                           -              -             -             -                  -
EXPENSES                        30,964         1,617         51,080         4,178            567,448
                               -------     ---------      ---------     ---------            -------
NET LOSS FROM                  (30,964)       (1,167)       (51,080)       (4,178)          (567,448)
  OPERATIONS                   ========    ==========       ========    ==========           =======

Weighted average number of   27,142,325    24,463,275     26,491,064    24,463,275
  shares outstanding         ==========    ==========     ==========    ==========

Basic loss per share            $0.00          $0.00         $0.00         $0.00
                                =====          =====         =====         =====

See accompanying notes to financial statements.

                                                                        PAGE III

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                         MARCH 28, 1995 TO JUNE 30, 2001

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                                        ADDITIONAL       DURING THE
                                                              COMMON STOCK               PAID-IN        DEVELOPMENT
                                                         SHARES          AMOUNT          CAPITAL           STAGE
                                                         ------          ------          -------           -----
                                                            #               $               $                $
Inception on March 28, 1995                                 -               -               -                -
Common stock issued for cash at $0.0058 per share      1,850,540                -              -                 -
Common stock issued for cash at $0.0334 per share      1,862,349                -              -                 -
Net loss for the period ended December 31, 1995                -                -              -                 -
                                                     -----------      -----------    -----------       -----------
Balance, December 31, 1995                             3,712,889                -              -                 -
Net loss for the year ended December 31, 1996                  -                -              -            (1,500)
                                                     -----------      -----------    -----------       -----------
Balance, December 31, 1996                             3,712,889                -              -            (1,500)
Net loss for the year ended December 31, 1997                  -                -                             (535)
                                                     -----------      -----------    -----------       ------------
Balance, December 31, 1997                             3,712,889                -              -            (2,035)
Common stock issued for cash at $0.0356 per share
    (Note 4)                                             421,728                -              -                 -
Net loss for the year ended December 31, 1998                  -                -              -            (3,035)
                                                     -----------      -----------    -----------       ------------
Balance, December 31, 1998                             4,134,617                -              -            (5,070)
Common stock cancelled (Note 4)                          (28,115)               -              -                 -
Common stock cancelled (Note 3)                       (2,534,615)               -              -                 -
Common Stock cancelled (Note 4)                          383,612                -              -                 -
Common stock issued in exchange for all issued and
    outstanding common shares of MFCC (Note 3)        22,500,000           25,000         (2,000)                -
Common stock issued for professional fees at $0.02
    per share (Note 4)                                   775,000              155         15,345                 -
Net loss for the year ended December 31, 1999                  -                -              -          (429,997)
                                                     -----------      -----------    -----------       ------------
Balance, December 31, 1999                            24,463,275           25,155         13,345          (435,067)
Net loss for the year ended December 31, 2000                 -                 -              -           (81,301)
                                                     -----------      -----------    -----------       ------------
Balance, December 31, 2000                            24,463,275           25,155         13,345          (516,368)
Conversion of loan payable into common stock
    (Note 6)                                           2,679,050              268        267,637                 -
Net loss for the three months ended
    March 31, 2001                                             -                -              -           (20,116)
    June 30, 2001                                              -                -              -           (30,964)
                                                     -----------      -----------    -----------       ------------
Balance, June 30, 2001                                27,142,325           25,423        280,982          (567,448)
                                                     ===========      ===========    ===========       ============

See accompanying notes to financial statements.

                                                                         PAGE IV

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                                            FROM
                                                                                                         INCEPTION
                                                                                                         MARCH 28,
                                              FOR THE THREE MONTHS            FOR THE SIX MONTHS          1995 TO
                                                  ENDED JUNE 30                 ENDED JUNE 30             JUNE 30
                                               2001           2000           2001           2000            2001
                                               ----           ----           ----           ----            ----
                                                $               $              $              $              $
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                      (30,964)         (1,617)       (51,080)       (4,178)       (567,448)
   Increase (decrease) in accounts payable    30,964         (14,781)       (18,037)      (56,547)         70,043
   Investment in shares of stock
      written off                                  -               -              -              -        250,000
                                            --------        --------       --------       --------       ---------
                                                   -         (16,398)       (69,117)      (60,725)       (247,405)
                                            --------         --------      ---------      --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Amount paid for the acquisition of
   Cynergy shares                                  -               -              -              -       (250,000)
   Accounts payable acquired on merger             -               -              -              -         (2,000)
                                          ----------      ----------     ----------     ----------       ---------
                                                   -               -              -              -       (252,000)
                                          ----------      ----------     ----------     ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related company                   -          16,398         69,117         60,725        193,905
   Issuance of common stock                        -               -              -              -         40,500
   Loans payable                                   -               -              -              -        267,905
                                          ----------      ----------     ----------     ----------     ----------
                                                   -          16,398         69,117         60,725        502,310
                                          ----------      ----------     ----------     ----------     ----------
INCREASE IN CASH                                   -               -              -              -          2,905
CASH, beginning of period                      2,905           2,905          2,905          2,905              -
                                          ----------      ----------     ----------     ----------     ----------
CASH, end of period                            2,905           2,905          2,905          2,905          2,905
                                          ==========      ==========     ==========     ==========     ==========
SCHEDULE OF NON-CASH TRANSACTION
   Conversion of loans payable into
      common stock                                 -               -        267,905              -        267,905
                                          ==========      ==========     ==========     ==========     ==========

See accompanying notes to financial statements.

                                                                          PAGE V


                               INCITATIONS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001

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

    (b)  INCOME TAXES

         No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $409,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2015. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                                  JUNE 30, 2001

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

                                  JUNE 30, 2001

4.  STOCK TRANSACTIONS (Continued)

    The Company decided not to proceed with the option. No further payments were made and the option expired. The initial payment of $15,000 was paid by shareholders who were issued 421,728 shares of common stock at $0.0356 per share.

    On September 3, 1999, the Company cancelled 28.115 common stock and credited the paid-in capital for the original par value.

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

    In April 2001, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

5.  ADVANCES FROM RELATED COMPANY

    Although the financing agreement with Worldnet described in Note 7 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of June 30, 2001, $193,905 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

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

                                  JUNE 30, 2001

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2000, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $263,948. The Company's net losses to date are $567,448.

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

On September 22, 1999, the Company (1) entered into an Agreement and Plan of Merger with Mercantile Factoring & Credit Corp. (formerly known as Advanced Medical Technologies Research Corp.), a Nevada corporation (the "Merger"), (2) changed its name to "Mercantile Factoring Credit Online Corp."("MFCO"), (3) effected a reverse stock split of the Company's issued and outstanding shares of common stock on a basis of one new share for every 17.784 old shares, and (4) elected four new directors to the Company's board of directors (the "Board"). The Merger became effective upon the filing of the Articles of Merger on September 29, 1999.

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

Results of Operations

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $263,948. The cash assets will have been depleted by the expenses of accounting and the filing of this Form 10Q-SB. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

During the period from March 28, 1995 through June 30, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $567,448. The operating expenses for the six months ended June 30, 2001 of $30,964 were $29,347 higher than the $1,617 of operating expenses for the comparable period a year ago. The increase of operating expenses was primarily due to an increase in legal and accounting expenses as a result of the Company making Exchange Act filings with the Commission. The net loss on operations since inception was $(567,448). The net loss on operations for the six months ended June 30, 2001 was $(30,964) compared to a net loss on operations for the comparable period a year ago of $(1,617). The increase in losses for the six months ended June 30, 2001 compared to the same period of the prior year is predominantly due to increased legal and accounting expenses. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a)

Exhibit No.   Exhibit Name/Description
-----------   ------------------------

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

                                       INCITATIONS, INC.


Date: September 6, 2001                By: /s/ Dominique M. Bellemare
     ------------------                --------------------------------------
                                          Dominique M. Bellemare
                                          President; Principal Financial Officer