Form 10QSB
period 2001-09-30
INCITATIONS INC
filed 2001-11-19
CIK 1004411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             9/30/01
                                   -----------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number       000-28107
                       ---------------------


                                INCITATIONS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           NEVADA                                               88-0335710
-----------------------------                            -----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


       1800 MCGILL COLLEGE, SUITE 2480, MONTREAL, QUEBEC, H3A 3J6, CANADA
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (514) 288-1687
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
    ---------                 ------------


As of November 16, 2001, 27,142,325 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               ------    -----

PART I.  FINANCIAL INFORMATION

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        - INTERIM FINANCIAL STATEMENTS -
                                  (U.S. FUNDS)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

                                INCITATIONS, INC.


                               SEPTEMBER 30, 2001


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

Statement of Cash Flows                                                       IV

Notes to Financial Statements                                             V-VIII

                                                                          PAGE I


                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                     ASSETS

                                                              September 30       December 31
                                                                  2001               2000
                                                                  ----               ----
CURRENT
     Cash                                                      $    2,905         $    2,905
                                                               ==========         ==========
                                   LIABILITIES
CURRENT
     Accounts payable                                          $   61,197         $   88,080
     Advances from related company (Note 5)                       215,959            124,788
     Loans payable                                                 -                 267,905
                                                               ----------         ----------
                                                                  277,156            480,773
                                                               ==========         ==========

                               CAPITAL DEFICIENCY
AUTHORIZED
     300,000,000  Common stock at $0.0002 par value
ISSUED AND OUTSTANDING
     27,142,325   Common shares                                    25,423             25,155
ADDITIONAL PAID-IN CAPITAL                                        280,982             13,345
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                (580,656)          (516,368)
                                                                 -------            -------
                                                                (274,251)          (477,868)
                                                                 -------            -------
                                                               $    2,905         $    2,905
                                                               ==========         ==========





See accompanying notes to financial statements.

                                                                         PAGE II


                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                            For the Three Months         For the Nine Months       From Inception on
                                             Ended September 30           Ended September 30       March 28, 1995 to
                                                                                                     September 30
                                             2001          2000           2001          2000             2001
                                             ----          ----           ----          ----             ----
                                              $              $             $             $                 $
REVENUE                                       -              -             -             -                 -
EXPENSES                                    13,208        35,477         64,288        39,655             580,656
                                         ---------     ---------      ---------     ---------             -------
NET LOSS FROM
  OPERATIONS                               (13,208)      (35,477)       (64,288)      (39,655)           (580,656)
                                           ========    ==========       ========    ==========            =======
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     27,142,325    24,463,275     26,719,537    24,463,275
                                         ==========    ==========     ==========    ==========
BASIC LOSS PER SHARE                        $0.00          $0.00         $0.00         $0.00
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

                                                                        PAGE III


                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                      MARCH 28, 1995 TO SEPTEMBER 30, 2001

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                       ADDITIONAL       DURING THE
                                                              COMMON STOCK              PAID-IN        DEVELOPMENT
                                                         SHARES          AMOUNT         CAPITAL           STAGE
                                                         ------          ------         -------           -----
                                                            #               $              $                $
Inception on March 28, 1995                                    -                -              -                -
Common stock issued for cash at $0.0058 per share      1,850,540                -              -                -
Common stock issued for cash at $0.0334 per share      1,862,349                -              -                -
Net loss for the period ended December 31, 1995                -                -              -                -
                                                     -----------      -----------    -----------       ----------
Balance, December 31, 1995                             3,712,889                -              -                -
Net loss for the year ended December 31, 1996                  -                -              -           (1,500)
                                                     -----------      -----------    -----------       ----------
Balance, December 31, 1996                             3,712,889                -              -           (1,500)
Net loss for the year ended December 31, 1997                  -                -                            (535)
                                                     -----------      -----------    -----------       ----------
Balance, December 31, 1997                             3,712,889                -              -           (2,035)
Common stock issued for cash at $0.0356 per share
    (Note 4)                                             421,728                -              -                -
Net loss for the year ended December 31, 1998                  -                -              -           (3,035)
                                                     -----------      -----------    -----------       ----------
Balance, December 31, 1998                             4,134,617                -              -           (5,070)
Common stock cancelled (Note 4)                          (28,115)               -              -                -
Common stock cancelled (Note 3)                       (2,534,615)               -              -                -
Common stock cancelled (Note 4)                         (383,612)
Common stock issued in exchange for all issued and
    outstanding common shares of MFCC (Note 3)        22,500,000           25,000         (2,000)               -
Common stock issued for professional fees at $0.02
    per share (Note 4)                                   775,000              155         15,345                -
Net loss for the year ended December 31, 1999                  -                -              -         (429,997)
                                                     -----------      -----------    -----------       ----------
Balance, December 31, 1999                            24,463,275           25,155         13,345         (435,067)
Net loss for the year ended December 31, 2000                  -                -              -          (81,301)
                                                     -----------      -----------    -----------       ----------
Balance, December 31, 2000                            24,463,275           25,155         13,345         (516,368)
Conversion of loan payable into common stock
    (Note 6)                                           2,679,050              268        267,637                -
Net loss for the three months ended
March 31, 2001                                                 -                -              -          (20,116)
June 30, 2001                                                  -                -              -          (30,964)
September 30, 2001                                             -                -              -          (13,208)
                                                     -----------      -----------    -----------       ----------
Balance, September 30, 2001                           27,142,325           25,423        280,982         (580,656)
                                                     ===========      ===========    ===========       ==========

See accompanying notes to financial statements.

                                                                         PAGE IV


                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                                              FROM
                                                                                                          INCEPTION ON
                                                                                                           MARCH 28,
                                                FOR THE THREE MONTHS           FOR THE NINE MONTHS          1995 TO
                                                 ENDED SEPTEMBER 30             ENDED SEPTEMBER 30        SEPTEMBER 30
                                                 2001           2000           2001           2000            2001
                                                 ----           ----           ----           ----            ----
                                                  $               $              $              $              $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations                           (13,208)        (35,477)       (64,288)       (39,655)      (580,656)
Increase (decrease) in accounts payable         (8,846)         34,934        (26,883)       (21,613)        61,197
Investment in shares of stock written off            -               -              -              -        250,000
                                            ----------      ----------     ----------     ----------      ---------
                                               (22,054)           (543)       (91,171)       (61,268)      (269,459)
                                            ----------      ----------     ----------     ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Amount paid for the acquisition of
Cynergy shares                                       -               -              -              -       (250,000)
Accounts payable acquired on merger                  -               -              -              -         (2,000)
                                            ----------      ----------     ----------     ----------      ---------
                                                     -               -              -              -       (252,000)
                                            ----------      ----------     ----------     ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related company                   22,054             543         91,171         61,268        215,959
Issuance of common stock                             -               -              -              -         40,500
Loans payable                                        -               -              -              -        267,905
                                            ----------      ----------     ----------     ----------      ---------
                                                22,054             543         91,171         61,268        524,364
                                            ----------      ----------     ----------     ----------      ---------
INCREASE IN CASH                                     -               -              -              -          2,905
CASH, beginning of period                        2,905           2,905          2,905          2,905              -
                                            ----------      ----------     ----------     ----------      ---------
CASH, end of period                              2,905           2,905          2,905          2,905          2,905
                                            ==========      ==========     ==========     ==========      =========
SCHEDULE OF NON-CASH TRANSACTION
Conversion of loans payable into common
stock                                                -               -        267,905              -        267,905
                                            ==========      ==========     ==========     ==========      =========


See accompanying notes to financial statements.

                                                                          PAGE V


                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


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

     The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company does not have significant capital and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

     The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ACCOUNTING METHOD

          The Company's financial statements are prepared using the accrual method of accounting.

     (b)  INCOME TAXES

          No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $423,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2015. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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


5.   ADVANCES FROM RELATED COMPANY

     Although the financing agreement with Worldnet described in Note 7 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of September 30, 2001, $215,959 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2000, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $277,156. The Company's net losses to date are $580,656.

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


Results of Operations

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $277,156. The cash assets will have been depleted by the expenses of accounting and the filing of this Form 10Q-SB. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

During the period from March 28, 1995 through September 30, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Exchange Act and preparation for the potential listing of its securities on the Over-the-Counter Bulletin Board. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $580,656. The operating expenses for the nine months ended September 30, 2001 of $64,288 were $24,633 higher than the $39,655 of operating expenses for the comparable period a year ago. The increase of operating expenses was primarily due to an increase in legal and accounting expenses as a result of the Company making Exchange Act filings with the Commission. The net loss on operations since inception was $(580,656). The net loss on operations for the nine months ended September 30, 2001 was $(64,288) compared to a net loss on operations for the comparable period a year ago of $(39,655). The increase in losses for the nine months ended September 30, 2001 compared to the same period of the prior year is predominantly due to increased legal and accounting expenses. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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


                                     INCITATIONS, INC.


Date:    November 19, 2001           By: /s/
     ------------------------            --------------------------------------
                                         Dominique M. Bellemare
                                         President; Principal Financial Officer