Form 10KSB
period 2001-12-31
INCITATIONS INC
filed 2002-04-12
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2001.

                        Commission file Number 000-28107

                               INCITATIONS, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        NEVADA                                                88-0335710
--------------------------------------                 -------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

1800 MCGILL COLLEGE, SUITE 2480
MONTREAL, QUEBEC                                              H3A 3J6, CANADA
--------------------------------------                 -------------------------
(Address of Principal Business Office)                        (Zip Code)

                                 (514) 288-1687
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities Registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0002 PAR VALUE
            --------------------------------------------------------
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X                No
   --------              --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         State issuer's revenues for its most recent fiscal year.    None
                                                                   --------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         $98,163.75 as of 4/11/02
         Documents Incorporated by reference:     None
                                                ---------
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's class of
common equity, as of the latest practicable date.    27,142,325
                                                 -------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes              No       [X]
   ----------       --------------

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2001, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $308,545 as of December 31, 2000. The Company's net losses through December 31, 2001 are $95,677.

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

On September 22, 1999, the Company (1) entered into an Agreement and Plan of Merger with Mercantile Factoring & Credit Corp. (formerly known as Advanced Medical Technologies Research Corp.), a Nevada corporation (the "Merger"), (2) changed its name to "Mercantile

Factoring Credit Online Corp." ("MFCO"), (3) effected a reverse stock split of the Company's issued and outstanding shares of common stock on a basis of one new share for every 17.784 old shares, and (4) elected four new directors to the Company's board of directors (the "Board"). The Merger became effective upon the filing of the Articles of Merger on September 29, 1999.

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

As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into, the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Act. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Factors Affecting Future Performance - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

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

It is not the current intention of management to promote other blank check entities. In addition, one of the Company's directors is a director of another public company that is presently seeking a merger candidate similar to what the Company is seeking. In the event that this director learns of an opportunity for a public shell to merge with another company, that director has agreed that he will present the opportunity to both companies and leave the negotiation of any potential deal to the other officers and directors of each company to the extent practicable. Ultimately, the proposed merger candidate will decide which company it prefers to merge with based on its needs and requirements regarding total shares authorized, number of shares outstanding, number of shareholders and other factors which the Company cannot determine at the present will be most or more important to a potential merger candidate.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. See "Directors, Executive Officers, Promoters and Control Persons." Although there are no current plans to do so, Company management may hire and pay a finder's fee to a registered broker-dealer to assist in the investigation and selection of business opportunities. In addition, the Company may pay a finder's fee to a registered broker-dealer who introduces candidates with which the Company successfully merges or commits to a business combination. The Company does not intend to have anyone solicit on its behalf candidates in exchange for a fee. There will not be any general solicitation by anyone acting as a finder. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission (the "SEC"). See "Factors Affecting Future Performance - Regulation of Penny Stocks";

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

No one has advanced operational funding to the Company in the past other than certain shareholders. See "Interest of Management and Others in Certain Transactions."

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include, among other things, the requirements that the issuer of the securities that are sought to be listed have total stockholders' equity of at least $5,000,000 or total market capitalization of at least $50,000,000, or net income of at least $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

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

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of SEC regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Factors Affecting Future Performance - Regulation of Penny Stocks."

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofor incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

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

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage or hold itself out as engaging primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and to avoid application of the costly and restrictive registration, regulation and other provisions of the Investment Act. The Company will only seek to acquire a majority interest in another entity.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of an "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited to the purchase of a majority interest in another entity.

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

EMPLOYEES

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

FACTORS AFFECTING FUTURE PERFORMANCE

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

Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has less than $3,000 in assets, has no business operations or revenues, and therefore, its ability to raise additional capital will be severely limited. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. Accordingly, the Company's business opportunities will be limited to those that can be completed with little or no capital.

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

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Because the securities of the Company constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of common stock to sell the securities of the Company in any market that might develop for them. Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors on a part-time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Directors, Executive Officers and Significant Employees." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

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

The principal shareholder of the Company, Yvan Guillemin, may actively negotiate for the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the principal shareholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to a member of the Company's management to acquire their shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other shareholders. In making any such sale, the principal shareholder may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by the principal shareholder.

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

Rule 144 Sales. All of the outstanding shares of common stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Non-affiliate shareholders who have held their shares for under Rule 144(k) two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule. It is the view of the Staff that securities issued by a blank check company can only be resold through registration under the Securities Act unless there is an applicable exemption. Rule 144 would not be available for resale transactions in such a situation. Rule 144 would also not be available for shares held by Yvan Guillemin or Worldnet Connections, Inc. or the transferees of Yvan Guillemin or Worldnet Connections, Inc. See "Security Ownership of Management and Certain Security Holders" for a list of those persons who own Company securities.

Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one. See "Description of Securities."

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

At the date of this report, the Company has no intention of offering further shares in a private offering to anyone. Further, the policy of the Board is that any future offering of shares will only be made after an acquisition has been made and can be disclosed in appropriate Current Report on Form 8-K filings.

In the event of a violation of state laws regarding resale of "blank check" shares the Company could be liable for civil and criminal penalties which would be a substantial impairment to the Company. At date of this report, all shareholders' shares bear a "restrictive legend," and the Company will examine each shareholders' resident state laws at the time of any proposed resale of shares now outstanding to attempt to avoid any inadvertent breach of state laws.

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

FISCAL 2000
-----------

First Quarter                       9/32                      1/32

Second Quarter                      3/32                      1/32

Third Quarter                       17/32                     1/4

Fourth Quarter                      1/8                       1/32

FISCAL 2001
-----------

First Quarter                       .15                       .02

Second Quarter                      .05                       .02

Third Quarter                       .04                       .05

Fourth Quarter                      .04                       .04

As of April 5, 2002, there were approximately 390 holders of record of the common stock.


SALES OF UNREGISTERED SECURITIES

As a result of the Merger, in September 1999, the Company issued 4,500,000 (22,500,000 post-split) shares to Mercantile Factoring & Credit Corp. Such shares were subsequently transferred to Yvan Guillemin. This transfer was exempt from registration based on ss. 4(2) of the Act.

In July 1999, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. See "Interest of Management and Others in Certain Transactions." This transfer was also exempt from registration based on ss. 4(2) of the Act because the transaction was by an issuer not involved in any public offering. Pursuant to Rule 506 of Regulation D of the Act, the transaction is exempt because there was only one purchaser of securities from the issuer and the purchaser either was an accredited investor or had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment.

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

INDEMNIFICATION OF DIRECTORS AND OFFICERS

LIMITATION ON LIABILITY; INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's Articles of Incorporation and Bylaws includes certain provisions whereby officers and directors of the Company shall be indemnified against certain liabilities to the Company or its shareholders.

The Articles of Incorporation limits a director's and /or an officer's liability to the Company and its shareholders for damages resulting from the breach of fiduciary duty of care as a director or officer involving any act or omission of any such director or officer, except when such breach results from (i) acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the unlawful payments of dividends in violation of Section 78.300 of the Nevada Revised Statutes.

The Bylaws provides for the indemnification of all past and present directors and officers of the Company for all expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party by reason of being or having been a director or an officer of the Company, except in relation to matters as to which any such director or officer shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of a duty or duties.

The Company believes that these provisions will facilitate the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $308,545 as of December 31, 2001. The cash assets will have been depleted by the expenses of accounting and the filing of this Form 10-KSB. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

During the period from March 28, 1995 through December 31, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period. The Company has incurred operating expenses from inception through December 31, 2001 of $612,045. The net loss on operations was ($95,677) for the year ended December 31, 2001. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

ITEM 7.   FINANCIAL STATEMENTS







                                INCITATIONS, INC.
                          (A Development Stage Company)




                                DECEMBER 31, 2001


                                    CONTENTS


                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT                                            F-1

FINANCIAL STATEMENTS

     Balance Sheet                                                      F-2

     Statements of Operations                                           F-3

     Statements of Stockholders' Equity (Deficit)                       F-4

     Statements of Cash Flows                                           F-5

     Notes to Financial Statements                                   F-6 - F-10

                               JULITO F. LONGKINES
                           Certified Public Accountant
                       3160 Steeles Avenue East, Suite 300
                            Markham, Ontario L3R 3Y2
                            Telephone - 905-475-2222

Member: American Institute of Certified Public Accountants
        Illinois CPA Society

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
INCITATIONS, INC.

I have audited the balance sheet of INCITATIONS, INC. (A Development Stage Company) as at December 31, 2001 and the statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception, March 28, 1995 to December 31, 2001. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception, March 28, 1995 to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 6 to the financial statements, the company is a development stage company with no significant operating revenues to date. Because the company has no significant sources of revenue, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               JULITO F. LONGKINES
                           Certified Public Accountant

Markham, Ontario
April 6, 2002

                                INCITATIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  (U.S. Funds)

                                DECEMBER 31, 2001

                                     ASSETS

CURRENT

Cash                                                           $  2,905
                                                               ========

                                   LIABILITIES

CURRENT
Accounts payable                                               $ 99,045
Advances from related company (Note 5)                          209,500
                                                               --------
                                                                308,545
                                                               ========

                               CAPITAL DEFICIENCY

AUTHORIZED
  300,000,000           Common stock at $0.0002 par value

ISSUED AND OUTSTANDING
   27,142,325           Common shares                            27,834

ADDITIONAL PAID-IN CAPITAL                                      278,571

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (612,045)
                                                               --------
                                                               (305,640)
                                                               --------
                                                               $  2,905
                                                               ========


See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (U.S. Funds)

                                                                                      From Inception on
                                                        For the Years Ended           March 28, 1995 to
                                                            December 31                  December 31
                                                        2001            2000                 2001
                                                       ------          ------               ------
REVENUE                                             $    --         $    --                $  --

EXPENSES                                                 95,677          81,301              612,045
                                                    -----------     -----------            ---------
NET LOSS FROM OPERATIONS                            $   (95,677)    $   (81,301)           $(612,045)
                                                    ===========     ===========            =========
Weighted average number of shares outstanding        26,807,414      24,463,275
                                                    ===========     ===========
Basic loss per share                                   $(0.00)         $(0.01)
                                                       =======         =======


See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. Funds)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                       MARCH 28, 1995 TO DECEMBER 31, 2001

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                     Additional        During the
                                                    Common Stock        Paid-in      Development       Development
                                                       Shares            Amount        Capital            Stage
                                                    ------------        -------      -----------       -----------
                                                         #                 $              $                 $
Inception on March 28, 1995                              -                 -              -                 -
Common stock issued for cash at $0.0058 per
  share                                               1,850,540            -              -                 -
Common stock issued for cash at $0.0334 per
  share                                               1,862,349            -              -                 -
Net loss for the period ended December 31,
  1995                                                   -                 -              -                 -
                                                     ----------          -------      --------          ---------
Balance, December 31, 1995                            3,712,889            -              -                 -
Net loss for the year ended December 31, 1996            -                 -              -                (1,500)
                                                     ----------          -------      --------          ---------
Balance, December 31, 1996                            3,712,889            -              -                (1,500)
Net loss for the year ended December 31, 1997            -                 -              -                  (535)
                                                     ----------          -------      --------          ---------
Balance, December 31, 1997                            3,712,889            -              -                (2,035)
Common stock issued for cash at $0.0356 per
  share (Note 4)                                        421,728            -              -                 -
Net loss for the year ended December 31, 1998            -                 -              -                (3,035)
                                                     ----------          -------      --------          ---------
Balance, December 31, 1998                            4,134,617            -              -                (5,070)
Common stock cancelled (Note 4)                         (28,115)           -              -                 -
Common stock cancelled (Note 3)                      (2,534,615)           -              -                 -
Common stock cancelled (Note 4)                        (383,612)           -              -                 -
Common stock issued in exchange for all
  issued and outstanding common shares of
  MFCC (Note 3)                                      22,500,000           25,000        (2,000)             -
Common stock issued for professional fees at
  $0.02 per share (Note 4)                              775,000              155        15,345              -
Net loss for the year ended December 31, 1999            -                 -              -              (429,997)
                                                     ----------          -------      --------          ---------
Balance, December 31, 1999                           24,463,275           25,155        13,345           (435,067)
Net loss for the year ended December 31, 2000            -                 -              -               (81,301)
                                                     ----------          -------      --------          ---------
Balance, December 31, 2000                           24,463,275           25,155        13,345           (516,368)
Conversion of loan payable into common stock
  (Note 6)                                            2,679,050            2,679       265,226              -
Net loss for the year ended December 31, 2001            -                 -              -               (95,677)
                                                     ----------          -------      --------          ---------
Balance December 31, 2001                            27,142,325           27,834       278,571           (612,045)
                                                     ==========          =======      ========          =========



See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (U.S. Funds)

                                                                                                  From Inception on
                                                                    For the Years Ended             March 28, 1995
                                                                        December 31                 to December 31
                                                                    2001            2000                 2001
                                                                   ------          ------               ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                           $ (95,677)      $ (81,301)           $(612,045)
  Investment in shares of stock written off                          -               -                  250,000
  Increase in accounts payable                                      10,965          20,033               99,045
                                                                 ---------       ---------            ---------
                                                                   (84,712)        (61,268)            (263,000)
                                                                 ---------       ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of Cynergy shares                  -               -                 (250,000)
  Accounts payable acquired on merger                                -               -                   (2,000)
                                                                 ---------       ---------            ---------
                                                                     -               -                 (252,000)
                                                                 ---------       ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related company                                     84,712          61,268              209,500
  Loans payable                                                      -               -                  267,905
  Issuance of common stock                                           -               -                   40,500
                                                                 ---------       ---------            ---------
                                                                    84,712          61,268              517,905
                                                                 ---------       ---------            ---------

INCREASE (DECREASE) IN CASH                                          -               -                    2,905
  CASH, beginning of year                                            2,905           2,905                -
                                                                 ---------       ---------            ---------
  CASH, end of year                                              $   2,905       $   2,905            $   2,905
                                                                 =========       =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                  $   -           $   -                $   -
                                                                 =========       =========            =========

  Income taxes paid                                              $   -           $   -                $   -
                                                                 =========       =========            =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY
  Issuance of common shares on cancellation of debt              $ 267,905       $   -                $ 267,905
                                                                 =========       =========            =========



See accompanying notes to financial statements.

                               INCITATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                               DECEMBER 31, 2001


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

     (b)  Income Taxes

          No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $453,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2016. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     At the end of 1995, the Company completed a public offering. A total of 1,862,349 shares of common stock were issued at $0.0334 per share. The stock offering costs were offset against the proceeds of the common stock. On January 10, 1996, the Company effected a 10-for-1 reverse stock split. On March 28, 1996, the Company effected a 6-for-1 forward stock split and changed its par value from $0.01 per share to $0.001 per share. The authorized shares were 300,000,000 after these amendments. The financial statements reflect the stock splits on a retroactive basis.

4.   STOCK TRANSACTIONS (Continued)

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

5.   ADVANCES FROM RELATED COMPANY

     Although the financing agreement with Worldnet described in Note 6 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of December 31, 2001, $209,500 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

6.   LOANS PAYABLE

     On July 30, 1999, the Company entered into an agreement with Worldnet Connections, Inc. ("Worldnet"), an affiliated company incorporated under the laws of the state of Nevada, United States of America. Worldnet agreed to provide funds up to US $2,500,000, to be issued in multiples of $100,000, upon a 15 day notice by the Company.

     As of December 31, 2000, Worldnet had made advances to the Company totalling $267,905. In consideration for the cancellation of the financing agreement and related note on February 15, 2001, the Company issued 2,679,050 shares of common stock to Worldnet at $0.10 per share.

7.   GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

8.   AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

     SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognised in earnings in the period of the change, while certain types of hedging may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

     SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
     133. Earlier application of all of the provisions of SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The requirements do not have a material impact on the Company's results of operations, financial position, or cash flows.

     In July 2001, the ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001; however, early adoption is permitted for fiscal years beginning after March 15, 2001. SFAS No. 142 require, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company is required to adopt SFAS No. 142 in fiscal 2003. The requirements do not have a material impact on the Company's results of operations, financial position, or cash flows.

The Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets in August 2001. SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, for the rest of the entity. The effective date of SFAS No. 144 is for fiscal years beginning after December 15, 2001. The requirements do not have a material impact on the Company's results of operations, financial position, or cash flows.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the directors and executive officers of the Company. There is no arrangement or understanding between any director or officer and any other person pursuant to which such person was selected as a director and/or officer of the Company. There is no family relationship among any directors or executive officers of the Company.

Name                           Age                   Position
----------------------         ---                   --------
Dominique M. Bellemare          42                   President/Director
Christelle Morrison             21                   Secretary/Director
Yvan Guillemin                  53                   Vice President/Director


Dominique M. Bellemare has been serving as the Company's president and as a director since being elected to the Board at a special meeting of the Company's shareholders in September 1999. Mr. Bellemare currently devotes approximately five percent (approximately 5 hours per month) of his time to the business of the Company. Unless Mr. Bellemare resigns in connection with the Company's acquisition of a business opportunity, Mr. Bellemare will devote a greater percentage of his time to the new business of the Company. Mr. Bellemare is an attorney qualified to practice law in the Province of Quebec. Since 1998, Mr. Bellemare has been serving as Senior Vice-President and Senior Counsel for Credit Mutuel. Prior to that from the period of 1991 through 1998, Mr. Bellemare was a partner at the law firm of Bloomfield Bellemare. See "Interest of Management and Others in Certain Transactions."

Christelle Morrison has been serving as a director since being elected to the Board by unanimous consent in lieu of a meeting in August 2000. Ms. Morrison currently devotes approximately one percent (approximately 1 hour per month) of her time to the business of the Company in connection with administrative matters. Ms. Morrison serves as the Company's Secretary. In conjunction with these duties, she also serves as an officer and/or director for several private Nevada corporations, none of which is a parent, subsidiary or affiliate of the Company. Ms. Morrison resides in the state of Nevada where she has been employed as a legal secretary since her high school graduation in 1998.

Yvan Guillemin has been serving as a director since being elected to the Board at a special meeting of the Company's shareholders in September 1999. Mr. Guillemin currently devotes approximately five percent (approximately 5 hours per month) of his time to the business of the Company. Mr. Guillemin graduated from the Paris School of Commerce and directed a series of businesses in Paris, France. Mr. Guillemin is the President of Polo Conseil, whose principal business is to organize equestrian sporting events and the importation and distribution of polo sporting goods. He has a personal stable of two hundred fully trained polo ponies which are rented to various industrialists throughout Europe. Mr. Guillemin maintains a staff of over ten people to deal with the business of organizing equestrian sporting events and the distribution of polo sporting goods in Europe and Argentina. In addition, Mr. Guillemin was also a pioneer in developing and manufacturing the stretch material used in equestrian clothing which is used today in over 50% of all riding clothes manufactured in Europe. Mr. Guillemin is the sole shareholder of Worldnet which company has provided all of the financing of the Company to date. See "Certain Relationships and Related Transactions."

Each director has been elected to hold office until the next annual meeting of shareholders and until his successor has been qualified and elected.

There is no family relationship among any directors or officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission ("SEC") and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2001.

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

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

As of April 5, 2002, the Company had 27,142,325 shares of common stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of April 5, 2002 by
(1) each of the Company's directors, (2) each of its executive officers, (3) each person or entity who is known to the Company to beneficially own ten percent or more of the outstanding common stock, and (4) all directors and executive officers of the Company as a group.


Name and Address of          Number of Shares               Percentage of Class
Beneficial Owner(1)          Beneficially Owned(2)          Beneficially Owned
-------------------          ---------------------          -------------------

Dominique M. Bellemare               -0-                            --
Christelle Morrison                  -0-                            --
Yvan Guillemin(3)                 25,179,050                        93%
All officers and directors
as a group (3 persons)            25,179,050                        93%



--------

(1) The Company's registered business address is 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Generally, a person is deemed to be the beneficial owner of a security if he or it has the right to acquire voting or investment power within 60 days of the date of this report. Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. All share holdings reflect the Company's 5-for-1 stock split in October 2000. See "Description of Securities."

(3) Includes 2,679,050 shares owned by Worldnet Connections, Inc. ("Worldnet"), of which Mr. Guillemin, a director of the Company, owns all the issued and outstanding shares. Prior to the date hereof, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. Such loan was convertible into shares of the Company's common stock based on a conversion ratio of 60,000 shares of common stock for every $100,000 advanced by Worldnet. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. See "Interest of Management and Others in Certain Transactions."

ITEM 12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Mr. Yvan Guillemin, a director of the Company, owns all of the issued and outstanding shares of Worldnet's common stock. In July 1999, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. Although the original financing agreement with Worldnet was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of December 31, 2001, $209,500 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

No other member of the Board or officer of the Company, to the Company's knowledge, has any material interest resulting from any relationship or business affiliation with the Company.

INDEX TO EXHIBITS

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


-------------------------------------------------

* Previously Filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Incitations, Inc.



Date: April 12, 2002                        By: /s/ Dominique M. Bellemare
     ----------------------                     ------------------------------
                                                 Dominique M. Bellemare
                                                 President and Director

Date: April 12, 2002                        By: /s/ Christelle Morrison
     ----------------------                     ------------------------------
                                                 Christelle Morrison
                                                 Secretary and Director

Date:                                       By:
     ----------------------                     ------------------------------
                                                 Yvan Guillemin
                                                  Vice President and Director