Form 10QSB
period 2002-03-31
INCITATIONS INC
filed 2002-05-15
CIK 1004411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [X]            Quarterly report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended     3/31/02
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

                                 MARCH 31, 2002

                                INCITATIONS, INC.


                                                                          PAGE I
                                 MARCH 31, 2002



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

                                                                          PAGE I

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                     ASSETS
                                                                                     MARCH 31       DECEMBER 31
                                                                                       2002             2001
                                                                                       ----             ----
 CURRENT
  Cash                                                                              $ 2,905          $ 2,905
                                                                                    =======          =======

                                   LIABILITIES

 CURRENT
  Accounts payable                                                                  $ 96,413         $ 99,045
  Advances from related company (Note 5)                                             220,514          209,500
                                                                                     -------          -------
                                                                                     316,927          308,545
                                                                                     -------          -------

                               CAPITAL DEFICIENCY
 AUTHORIZED
      300,000,000     Common stock at $0.001 par value

 ISSUED AND OUTSTANDING
       27,142,325     Common shares                                                   27,834           27,834

 ADDITIONAL PAID-IN CAPITAL                                                          278,571          278,541

 DEFICIT ACCUMULATED DURING THE
   DEVELOPMENT STAGE                                                                (620,427)        (612,045)
                                                                                     -------          -------
                                                                                    (314,022)        (305,640)
                                                                                     -------          -------
                                                                                   $   2,905        $   2,905
                                                                                    ========         ========


                 See accompanying notes to financial statements.

                                                                         PAGE II

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                           FROM INCEPTION ON
                                                                FOR THE THREE MONTHS       MARCH 28, 1995 TO
                                                                   ENDED MARCH 31              MARCH 31
                                                                2002            2001             2002
                                                                ----            ----             ----
REVENUE                                                    $         -      $         -        $        -

EXPENSES                                                         8,382           20,116           620,427
                                                           -----------      -----------        ----------

NET LOSS FROM OPERATIONS                                   $    (8,382)     $   (20,116)       $ (620,427)
                                                           ===========      ===========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               27,142,325       24,800,909
                                                           ===========      ===========
BASIC LOSS PER SHARE                                       $      0.00      $      0.00
                                                           ===========      ===========



                 See accompanying notes to financial statements.

                                                                        PAGE III

                                INCITATIONS, INC.
                           (A DEVELOPMENT STAGE COMPANY)

              INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                        MARCH 28, 1995 TO MARCH 31, 2002


                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                                             ADDITIONAL    DURING THE
                                                       COMMON STOCK           PAID-IN      DEVELOPMENT
                                                     SHARES    AMOUNT         CAPITAL         STAGE
                                                     ------    ------         -------         -----
                                                        #         $              $             $
Inception on March 28, 1995                             -         -              -             -
Common stock issued for cash at $0.0058
 per share                                        1,850,540        -              -             -
Common stock issued for cash at $0.0334
 per share                                        1,862,349        -              -             -
Net loss for the period ended December 31, 1995       -            -              -             -
                                                 ----------    ------         -------     --------
Balance, December 31, 1995                        3,712,889        -              -             -
Net loss for the year ended December 31, 1996         -            -              -         (1,500)
                                                 ----------    ------         -------     --------
Balance, December 31, 1996                        3,712,889        -              -         (1,500)
Net loss for the year ended December 31, 1997         -            -              -           (535)
                                                 ----------    ------         -------     --------
Balance, December 31, 1997                        3,712,889        -              -         (2,035)
Common stock issued for cash at $0.0356
 per share (Note 4)                                 421,728        -              -             -
Net loss for the year ended December 31, 1998         -            -              -         (3,035)
                                                 ----------    ------         -------     --------
Balance, December 31, 1998                        4,134,617        -              -         (5,070)
Common stock cancelled (Note 4)                     (28,115)       -              -             -
Common stock cancelled (Note 3)                  (2,534,615)       -              -             -
Common stock cancelled (Note 4)                    (383,612)       -              -             -
Common stock issued in exchange for all
 issued and outstanding common shares
 of MFCC (Note 3)                                22,500,000    25,000          (2,000)          -
Common stock issued for professional fees
 at $0.02 per share (Note 4)                        775,000       155          15,345           -
Net loss for the year ended December 31, 1999         -          -                -       (429,997)
                                                 ----------    ------         -------     --------
Balance, December 31, 1999                       24,463,275    25,155          13,345     (435,067)
Net loss for the year ended December 31, 2000         -          -                -       (81,301)
                                                 ----------    ------         -------     --------
Balance, December 31, 2000                       24,463,275    25,155          13,345     (516,368)
Conversion of loan payable into
 common stock (Note 6)                            2,679,050     2,679         265,226            -
Net loss for the year ended December 31, 2001         -          -                -        (95,677)
                                                 ----------    ------         -------     --------
Balance, December 31, 2001                       27,142,325    27,834         278,571     (612,045)
Net loss for the three months ended
 March 31, 2002                                        -          -                -        (8,382)
                                                 ----------    ------         -------     --------
Balance, March 31, 2002                          27,142,325    27,834         278,571     (620,427)
                                                 ==========    ======         =======     ========




                 See accompanying notes to financial statements.

                                                                         PAGE IV
                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                                                FROM INCEPTION ON
                                                     FOR THE THREE MONTHS       MARCH 28, 1995 TO
                                                        ENDED MARCH 31              MARCH 31
                                                       2002           2001            2002
                                                     -------        --------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                               $(8,382)       $ (20,116)     $  (620,427)
  Increase (decrease) in accounts payable             (2,632)         (49,001)          96,413
  Investment in shares of stock written off                -                -          250,000
                                                     -------        ---------      -----------
                                                     (11,014)         (69,117)        (274,014)
                                                     -------        ---------      -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of Cynergy shares        -                -         (250,000)
  Accounts payable acquired on merger                      -                -           (2,000)
                                                     -------        ---------      -----------
                                                           -                -         (252,000)
                                                     -------        ---------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related company                       11,014           69,117          220,514
  Issuance of common stock                                 -                -           40,500
  Loans payable                                            -                -          267,905
                                                     -------        ---------      -----------
                                                      11,014           69,117          528,919
                                                     -------        ---------      -----------

 INCREASE IN CASH                                          -                -            2,905

 CASH, beginning of period                             2,905            2,905                -
                                                     -------        ---------      -----------

 CASH, end of period                                 $ 2,905        $   2,905      $     2,905
                                                     =======        =========      ===========




SCHEDULE OF NON-CASH TRANSACTION
  Conversion of loans payable into common stock      $    -         $ 267,905     $         -
                                                     =======        =========      ===========

                 See accompanying notes to financial statements.

                                                                          PAGE V

                                INCITATIONS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2002

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

         (b)     INCOME TAXES

                 No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $386,882, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2015. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                                 MARCH 31, 2002

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

                                 MARCH 31, 2002


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

          In April, 2001, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

  5.      ADVANCES FROM RELATED COMPANY

          Although the financing agreement with Worldnet described in Note 6 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of March 31, 2002, $220,514 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

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

                                 MARCH 31, 2002




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

                                       INCITATIONS, INC.


Date: May 15, 2002                     By: /s/ Dominique M. Bellemare
     -------------                     --------------------------------------
                                          Dominique M. Bellemare
                                          President; Principal Financial Officer