Form 10QSB
period 2002-06-30
INCITATIONS INC
filed 2002-08-20
CIK 1004411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended         6/30/02
                               -----------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number    000-28107
                       ---------------

                                INCITATIONS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                             88-0335710
-------------------------------                          -----------------------
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

Yes     X              No
    ---------             ------------

As of August 19, 2002, 27,142,325 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

PART I.  FINANCIAL INFORMATION

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              INTERIM BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                     ASSETS


                                                                       June 30,        December 31,
                                                                         2002              2001
                                                                   --------------     -------------
CURRENT
Cash                                                               $        2,905     $       2,905

                                   LIABILITIES
CURRENT
Accounts payable                                                   $      120,584     $      99,045
Advances from related company                                             221,478           209,500
                                                                   --------------     -------------
                                                                          342,062           308,545
                                                                   --------------     -------------

                               CAPITAL DEFICIENCY
CAPITAL STOCK AUTHORIZED
300,000,000 Common stock at $0.0002 par value

  ISSUED AND OUTSTANDING
    27,142,325           Common shares                                     27,834            27,834

  ADDITIONAL PAID-IN CAPITAL                                              278,571           278,571

DEFICIT ACCUMULATED DURING
        THE DEVELOPMENT STAGE                                            (645,562)         (612,045)
                                                                   --------------     -------------
                                                                         (339,157)         (305,640)
                                                                   --------------     -------------
                                                                   $        2,905     $       2,905
                                                                   ==============     =============

See accompanying notes to interim financial statements.

                                INCITATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                                              FROM
                                                                                                           INCEPTION
                                                                                                            MARCH 28,
                                                                                                              1995
                                    THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30         TO JUNE
                                      2002               2001                 2002           2001           30, 2002
                                      ----               ----                 ----           ----           --------
REVENUE                           $     -            $     -              $     -         $     -           $   -

EXPENSES                               25,134              30,964              33,517          51,080         645,562
                                  -----------        ------------         -----------     -----------       ---------

NET LOSS FROM OPERATIONS          $   (25,134)       $    (30,964)        $   (33,517)    $   (51,080)      $(645,562)
                                  ===========        ============         ===========     ===========       =========

WEIGHTED AVERAGE NUMBER
     OF SHARES                     27,142,325          27,142,325          27,142,325      26,491,064
                                  ===========       =============         ===========     ===========

BASIC LOSS PER SHARE              $      0.00       $        0.00         $      0.00
                                  ===========       =============         ===========





See accompanying notes to interim financial statements.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                         MARCH 28, 1995 TO JUNE 30, 2002

                                                                                                                 DEFICIT
                                                                                                               ACCUMULATED
                                                                                              ADDITIONAL       DURING THE
                                                                    COMMON STOCK               PAID-IN         DEVELOPMENT
                                                             SHARES           AMOUNT           CAPITAL            STAGE
                                                             ------           ------           -------            -----
                                                                #               $                 $                 $
Inception on March 28, 1995                                    -                -                 -                 -
Common stock issued for cash at $0.0058 per share           1,850,540           -                 -                 -
Common stock issued for cash at $0.0334 per share           1,862,349           -                 -                 -
Net loss for the period ended December 31, 1995                -                -                 -                 -
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 1995                                  3,712,889           -                 -                 -
Net loss for the year ended December 31, 1996                  -                -                 -                (1,500)
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 1996                                  3,712,889           -                 -                (1,500)
Net loss for the year ended December 31, 1997                  -                -                 -                  (535)
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 1997                                  3,712,889           -                 -                (2,035)
Common stock issued for cash at $0.0356 per share
  (Note 4)                                                    421,728           -                 -                 -
Net loss for the year ended December 31, 1998                  -                -                 -                (3,035)
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 1998                                  4,134,617           -                 -                (5,070)
Common stock cancelled (Note 4)                               (28,115)          -                 -                 -
Common stock cancelled (Note 3)                            (2,534,615)          -                 -                 -
Common stock cancelled (Note 4)                              (383,612)          -                 -                 -
Common stock issued in exchange for all issued
  and outstanding common shares of MFCC (Note 3)           22,500,000           25,000           (2,000)            -
Common stock issued for professional fees at
  $0.02 per share (Note 4)                                    775,000              155           15,345             -
Net loss for the year ended December 31, 1999                  -                -                 -              (429,997)
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 1999                                 24,463,275           25,155           13,345          (435,067)
Net loss for the year ended December 31, 2000                  -                -                 -               (81,301)
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 2000                                 24,463,275           25,155           13,345          (516,368)
Conversion of loan payable into common stock                2,679,050            2,679          265,226             -
Net loss for the year ended  December 31, 2001                 -                -                 -               (95,677)
                                                          -----------       ----------        ---------        ----------

Balance, December 31, 2001                                 27,142,325           27,834          278,571          (612,045)
Net loss for the six months ended June 30, 2002                 -               -                 -               (33,517)
                                                          -----------       ----------        ---------        ----------

Balance, June 30, 2002                                     27,142,325           27,834          278,571          (645,562)
                                                          ===========       ==========        =========        ==========




See accompanying notes to interim financial statements.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                                                          FROM
                                                                                                                       INCEPTION
                                                                                                                     MARCH 28, 1995
                                               THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30        TO JUNE 30,
                                                  2002             2001             2002             2001                 2002
                                                  ----             ----             ----             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                      $      (25,134)   $     (30,964)    $     (33,517)   $     (51,080)      $    (645,562)
  Increase (decrease) in:
    Accounts payable                                24,171          (30,964)           21,539          (18,037)            120,584
    Investment in shares of stock
      written off                                  -                -                 -                -                   250,000
                                            --------------    -------------     -------------    -------------       -------------

                                                      (963)         -                 (11,978)         (69,117)           (274,978)
                                            ---------------   -------------     --------------   --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of
    Cynergy shares                                 -                -                 -                -                  (250,000)
  Accounts payable acquired on merger              -                -                 -                -                    (2,000)
                                            --------------    -------------     -------------    -------------       -------------
                                                   -                -                 -                -                  (252,000)
                                            --------------    -------------     -------------    -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related company                        963          -                  11,978           69,117             221,478
  Issuance of common stock                         -                -                 -                -                    40,500
  Loans payable                                    -                -                 -                -                   267,905
                                            --------------    -------------     -------------    -------------       -------------
                                                       963          -                  11,978           69,117             529,883
                                            --------------    -------------     -------------    -------------       -------------
INCREASE IN CASH                                   -                -                 -                -                     2,905

CASH, beginning of period                            2,905            2,905             2,905            2,905             -
                                            --------------    -------------     -------------    -------------       -------------

CASH, end of period                                  2,905            2,905             2,905            2,905               2,905
                                            ==============    =============     =============    =============       =============
SCHEDULE OF NON-CASH TRANSACTION
  Conversion of loans payable into
    common stock                            $      -          $     -           $     -          $     267,905       $     267,905
                                            --------------    -------------     -------------    -------------       =============




See accompanying notes to interim financial statements.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

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

       (B)    INCOME TAXES

              No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $487,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expires up to 2016. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

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

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


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

       The company issued 2,679,050 common shares at $0.10 per share on February 15, 2001 in connection with the cancellation of the financing agreement and conversion of loan payable.

       In April 2001, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

5.     ADVANCES FROM RELATED COMPANY

       Although the financing agreement with Worldnet described in Note 6 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of June 30, 2002, Worldnet made $221,478 in advances to the Company. The advances are non-interest bearing with no specific terms of repayment.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


6      GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background
------------------

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through August 15, 2002, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $2,905, total assets of $2,905 and current liabilities of $342,062. The Company's net losses to date are $645,562.

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

Results of Operations
---------------------

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $2,905 total assets of $2,905 and current liabilities of $342,062. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

During the period from March 28, 1995 through August 15, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Exchange Act and preparation for the potential listing of its securities on the Over-the-Counter Bulletin Board. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $645,562. The operating expenses for the six months ended June 30, 2002 of $35,517 were $17,563 lower than the $51,080 of operating expenses for the comparable period a year ago. The decrease of operating expenses was primarily due to an decrease in legal and accounting expenses. The net loss on operations since inception was $(645,562). The net loss on operations for the six months ended June 30, 2002 was $(33,517) compared to a net loss on operations for the comparable period a year ago of $(51,080). The decrease in losses for the six months ended June 30, 2002 compared to the same period of the prior year is predominantly due to decreased legal and accounting expenses. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

4.1                        Form of Unsecured Convertible Note*

10.1 Loan Agreement by and between Mercantile Factoring and Credit Corp. and Worldnet, dated July 30, 1999*

10.2 Agreement and Plan of Merger, dated as of September 22, 1999 by and among Mercantile Factoring and Credit Corp. and Cynergy, Inc.*

10.3 Lease Agreement between Credit Mutuel de Montreal CMM Inc., and MFCO, dated October 1, 1999*

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to the exhibits contained in the Company's Form
10-SB.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INCITATIONS, INC.


Date:  8/19/02                      By:   /s/ Dominique M. Bellemare
     --------------------------         -----------------------------
                                        Dominique M. Bellemare
                                        President; Principal Financial Officer