Form 10QSB
period 2002-09-30
INCITATIONS INC
filed 2002-11-25
CIK 1004411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended      September 30, 2002
                                            --------------------

         [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ___________ to ______________

         Commission file number      000-28107
                                ---------------------

                                INCITATIONS, INC.
         -----------------------------------------------------------------------
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

         Yes   X                  No
             ------                 ------

         As of November 20, 2002, 27,142,325 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X
                                                                     ---   ---

                          PART I. FINANCIAL INFORMATION

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                               SEPTEMBER 30, 2002


                                    CONTENTS


                                                                         PAGE

INTERIM FINANCIAL STATEMENTS

Balance Sheet                                                              1

Statement of Operations                                                    2

Statement of Stockholders' Equity (Deficit)                                3

Statement of Cash Flows                                                    4

Notes to Financial Statements                                             5-7

IV

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              INTERIM BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                      ASSET

                                                                      September 30,      December 31,
                                                                          2002               2001
                                                                      -------------      ------------
CURRENT
  Cash                                                                $        -         $      2,905
                                                                      -------------      ------------


                                   LIABILITIES

CURRENT
     Accounts payable                                                 $     152,047      $     99,045
     Advances from related company                                          221,478           209,500
                                                                      -------------      ------------
                                                                            373,525           308,545
                                                                      -------------      ------------


                               CAPITAL DEFICIENCY


CAPITAL STOCK
  AUTHORIZED
     300,000,000         Common stock at $0.0002 par value

  ISSUED AND OUTSTANDING
         27,142,325      Common shares                                       27,834            27,834

  ADDITIONAL PAID-IN CAPITAL                                                278,571           278,571

DEFICIT ACCUMULATED DURING
        THE DEVELOPMENT STAGE                                              (679,930)         (612,045)
                                                                      -------------      ------------
                                                                           (373,525)         (305,640)
                                                                      -------------      ------------
                                                                      $       -          $      2,905
                                                                      =============      ============



See accompanying notes to interim financial statements.

                                INCITATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)



                                                                                                       FROM
                                                                                                     INCEPTION
                                                                                                     MARCH 28,
                                     THREE MONTHS ENDED               NINE MONTHS ENDED               1995 TO
                                        SEPTEMBER 30,                   SEPTEMBER, 30,              SEPTEMBER 30,
                                   2002              2001            2002              2001            2002
                                   ----              ----            ----              ----            ----
REVENUE                       $     -           $     -         $      -         $      -          $     -


EXPENSES                      $   34,368        $   13,208      $    67,885      $    64,288         679,930
                               ---------        ----------      -----------      -----------       ---------


NET LOSS FROM
   OPERATIONS                 $  (34,368)       $  (13,208)     $   (67,885)     $   (64,288)      $(679,930)
                              ==========        ==========      ===========      ===========       ==========


WEIGHTED AVERAGE NUMBER
     OF SHARES                27,142,325        27,142,325       27,142,325       26,491,064
                              ==========        ==========      ===========      ===========


BASIC LOSS PER SHARE          $     0.00        $     0.00      $      0.00      $      0.00
                              ==========        ==========      ===========      ===========







See accompanying notes to interim financial statements.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                      MARCH 28, 1995 TO SEPTEMBER 30, 2002


                                                                                                                 DEFICIT
                                                                                                               ACCUMULATED
                                                                                              ADDITIONAL       DURING THE
                                                                    COMMON STOCK                PAID-IN        DEVELOPMENT
                                                             SHARES            AMOUNT            CAPITAL           STAGE
                                                             ------            ------            -------           -----
                                                                #               $               $                $

Inception on March 28, 1995                                     -                 -                -                 -
Common stock issued for cash at $0.0058
  per share                                                 1,850,540             -                -                 -
Common stock issued for cash at $0.0334
  per share                                                 1,862,349             -                -                 -
Net loss for the period ended December 31, 1995                 -                 -                -                 -
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 1995                                  3,712,889             -                -                 -
Net loss for the year ended December 31, 1996                   -                 -                -                (1,500)
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 1996                                  3,712,889             -                -                (1,500)
Net loss for the year ended December 31, 1997                   -                 -                -                  (535)
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 1997                                  3,712,889             -                -                (2,035)
Common stock issued for cash at $0.0356
  per share (Note 4)                                          421,728             -                -                 -
Net loss for the year ended December 31, 1998                   -                 -                -                (3,035)
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 1998                                  4,134,617             -                -                (5,070)
Common stock cancelled (Note 4)                               (28,115)            -                -                 -
Common stock cancelled (Note 3)                            (2,534,615)            -                -                 -
Common stock cancelled (Note 4)                              (383,612)            -                -                 -
Common stock issued in exchange for all
  issued and outstanding common shares
  of MFCC (Note 3)                                         22,500,000            25,000           (2,000)            -
Common stock issued for professional fees
  at $0.02 per share (Note 4)                                 775,000               155           15,345             -
Net loss for the year ended December 31, 1999                   -                 -                -              (429,997)
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 1999                                 24,463,275            25,155           13,345          (435,067)
Net loss for the year ended December 31, 2000                   -                 -                -               (81,301)
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 2000                                 24,463,275            25,155           13,345          (516,368)
Conversion of loan payable into
  common stock                                              2,679,050             2,679          265,226             -
Net loss for the year ended  December 31, 2001                  -                 -                -               (95,677)
                                                          -----------       -----------       ----------       ------------

Balance, December 31, 2001                                 27,142,325            27,834          278,571          (612,045)
Net loss for the nine months ended September
 30, 2002                                                       -                 -                -               (67,885)
                                                          -----------       -----------       ----------       ------------


Balance, September 30, 2002                                27,142,325            27,834          278,571          (679,930)
                                                          ===========       ===========       ==========       ============



See accompanying notes to interim financial statements.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                                             FROM
                                                                                                           INCEPTION
                                                                                                            1995 TO
                                             THREE MONTHS ENDED                NINE MONTHS ENDED            MARCH 28,
                                                SEPTEMBER 30,                     SEPTEMBER. 30,         SEPTEMBER 30,
                                            2002            2001            2002              2001            2002
                                            ----            ----            ----              ----            ----
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Loss from operations                 $   (34,368)      $ (13,208)      $  (67,885)     $  (64,288)      $  (679,930)
  Increase (decrease) in:
    Accounts payable                       (31,463)        (34,934)          53,002         (21,613)          152,047
    Investment in shares of
      stock written off                       -               -                -               -              250,000
                                       -----------       ---------       ----------      ----------       -----------

                                            (2,905)        (22,054)         (14,883)        (91,171)         (277,883)
                                       -----------       ---------       ----------      ----------       -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES
  Amount paid for the acquisition
    of Cynergy shares                         -               -                -               -             (250,000)
  Accounts payable acquired
    on merger                                 -               -                -               -               (2,000)
                                       -----------       ---------       ----------      ----------       -----------
                                              -               -                -               -             (252,000)
                                       -----------       ---------       ----------      ----------       -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES
  Advances from related company               -               -              11,978          91,171           221,478
  Issuance of common stock                    -               -                -               -               40,500
  Loans payable                               -               -                -               -              267,905
                                       -----------       ---------       ----------      ----------       -----------
                                              -               -              11,978          91,171           529,883
                                       -----------       ---------       ----------      ----------       -----------

DECREASE IN CASH                            (2,905)           -              (2,905)           -                 -

CASH, beginning of period                    2,905           2,905            2,905           2,905              -
                                       -----------       ---------       ----------      ----------       -----------

CASH, end of period                           -              2,905             -              2,905              -
                                       ===========       =========       ==========      ==========       ===========

SCHEDULE OF NON-CASH
  TRANSACTION
  Conversion of loans payable into
    common stock                       $      -          $    -          $     -         $  267,905       $   267,905
                                       -----------       ---------       ----------      ----------       -----------


See accompanying notes to interim financial statements.

                                INCITATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

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

         (B)      INCOME TAXES

                  No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $509,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expires up to 2016 and a capital loss of carry-forward of $250,000. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                               SEPTEMBER 30, 2002

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

                               SEPTEMBER 30, 2002

4.       STOCK TRANSACTIONS (Continued)

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

5.       ADVANCES FROM RELATED COMPANY

         Although the financing agreement with Worldnet described in Note 6 was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of September 30, 2002, Worldnet made $221,478 in advances to the Company. The advances are non-interest bearing with no specific terms of repayment.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background
------------------

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through November 15, 2002, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $0, total assets of $0 and current liabilities of $373,525. The Company's net losses to date are ($679,930).

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

Results of Operations
---------------------

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $0 total assets of $0 and current liabilities of $373,525. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

During the period from March 28, 1995 through November 15, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Exchange Act and preparation for the potential listing of its securities on the Over-the-Counter Bulletin Board. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $679,930. The operating expenses for the nine months ended September 30, 2002 of $67,885 were $3,597 higher than the $64,288 of operating expenses for the comparable period a year ago. The decrease of operating expenses was primarily due to an decrease in legal and accounting expenses. The net loss on operations since inception was $(679,930). The net loss on operations for the six months ended September 30, 2002 was $(67,885) compared to a net loss on operations for the comparable period a year ago of $(64,288). The increase in losses for the nine months ended September 30, 2002 compared to the same period of the prior year is predominantly due to increased legal and accounting expenses. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days of the filing of this report, the Principal Executive and Financial Officer of the Company has evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and has determined that such controls and procedures are adequate and effective. Since the date of the evaluations, there have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls.

PART II.

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K.

(a)


Exhibit No.     Exhibit Name/Description
----------------------------------------
3.1             Articles of Incorporation of Registrant*

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


                                           INCITATIONS, INC.


Date:     November 22, 2002        By: /s/ Dominique Bellemare
     --------------------------        -----------------------------------
                                       President; Principal Financial Officer

CERTIFICATIONS
--------------

I, Dominique Bellemare, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Incitations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002
                                          /s/ Dominique Bellemare
                                          --------------------------------------
                                          Principal Executive and Principal
                                          Accounting Officer