Form 10KSB
period 2002-12-31
INCITATIONS INC
filed 2003-03-17
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the fiscal year ended  DECEMBER 31, 2002.
                           ------------------

                       Commission file Number   000-28107
                                                ---------

                                INCITATIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             NEVADA                                       88-0335710
--------------------------------------        -------------------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


1800 MCGILL COLLEGE, SUITE 2480
MONTREAL, QUEBEC                                      H3A 3J6, CANADA
--------------------------------------        -------------------------------
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

Yes        No  X
   -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

     State issuer's revenues for its most recent fiscal year.   None
                                                              --------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 78,531

     Documents Incorporated by reference:   None
                                          --------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's class of common
equity, as of March 14, 2003 is      27,142,325     .
                                 -------------------

     Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2001, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $ 0 , total assets of $ 0 and current liabilities of $393,727 as of December 31, 2002. The Company's net losses through December 31, 2002 are $700,132.

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

RESEARCH AND DEVELOPMENT

The Company has not spent any time during the last two fiscal years on research and development.

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

Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors on a part-time basis. The Company will be heavily dependent upon the skills, talents, and abilities of current management to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Directors, Executive Officers and Significant Employees." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current, and subsequently new, officers and directors and of the Company may resign subject to compliance with Rule 14f-1 promulgated under the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

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

Loss of Control by Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired, an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. Such an acquisition would result in the acquired company's stockholders and management controlling the Company, and the likelihood that the Company's management would be replaced by persons unknown at this time. Such a merger may result in a greatly reduced percentage of ownership of the Company by its current shareholders.

The principal shareholder of the Company, Yuan Guillemin may actively negotiate for the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the principal shareholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to a member of the Company's management to acquire their shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other shareholders. In making any such sale, the principal shareholder may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by the principal shareholder.

Public Market Limited. The common stock currently trades on the OTC Bulletin Board, and therefore it is difficult for a shareholder to liquidate his investment without considerable delay. In addition, the price of the common stock may be highly volatile. Factors such as those discussed in this "Risk Factors" section have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. All of the outstanding shares of common stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Non-affiliate shareholders who have held their shares for under Rule 144(k) two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule. It is the view of the Staff that securities issued by a blank check company can only be resold through registration under the Securities Act unless there is an applicable exemption. Rule 144 would not be available for resale transactions in such a situation. Rule 144 would also not be available for shares held by Yvan Guillemin, Worldnet Connections, Inc. or their transferees. See "Security Ownership of Management and Certain Security Holders" for a list of those persons who own Company securities.

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

No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid price information for the common stock based on quotations from the OTC Bulletin Board and the OTC "Pink Sheets"for the periods indicated (:


2000
----
First Quarter                       9/32                      1/32

Second Quarter                      3/32                      1/32

Third Quarter                       17/32                     1/4

Fourth Quarter                      1/8                       1/32


2001
----
First Quarter                       .15                       .02

Second Quarter                      .05                       .02

Third Quarter                       .04                       .05

Fourth Quarter                      .04                       .04


2002
----

First Quarter                       .065                      .015

Second Quarter                      .05                       .01

Third Quarter                       .25                       .04

Fourth Quarter                      .46                       .05


As of March 17, 2003, there were approximately 390 holders of record of the common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $ 0, total assets of $ 0 and current liabilities of $393,727 as of December 31, 2003. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

During the period from March 28, 1995 through December 31, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period. The Company has incurred operating expenses from inception through December 31, 2002 of $700,132. The net loss on operations was ($88,087) for the year ended December 31, 2002. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

                                INCITATIONS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  (U.S. Funds)


                                DECEMBER 31, 2002


                                    CONTENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                                   I

FINANCIAL STATEMENTS                                                          II

     Balance Sheet                                                            II

     Statements of Operations                                                III

     Statement of Stockholders' Equity (Deficit)                              IV

     Statements of Cash Flows                                                  V

     Notes to Financial Statements                                          VI-X

                               JULITO F. LONGKINES
                           Certified Public Accountant
                       3160 Steeles Avenue East, Suite 300
                            Markham, Ontario L3R 3Y2
                            Telephone - 905-475-2222

Member: American Institute of Certified Public Accountants
        Illinois CPA Society

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
INCITATIONS, INC.

I have audited the balance sheet of INCITATIONS, INC. (A DEVELOPMENT STAGE COMPANY) as at December 31, 2002 and the statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception, March 28, 1995 to December 31, 2002. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception, March 28, 1995 to December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


                                       JULITO F. LONGKINES
                                       Certified Public Accountant

Markham, Ontario
February 28, 2003

                                INCITATIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  (U.S. Funds)

                                DECEMBER 31, 2002

                                     ASSETS
CURRENT
Cash                                                                  $      --
                                                                      =========
                                   LIABILITIES
CURRENT
Accounts payable                                                       $158,891
Advances from related company (Note 5)                                  234,836
                                                                      ---------
                                                                        393,727
                                                                      =========
                               CAPITAL DEFICIENCY
AUTHORIZED
       300,000,000     Common stock at $0.0002 par value
ISSUED AND OUTSTANDING
        27,142,325     Common stock                                      27,834
ADDITIONAL PAID-IN CAPITAL                                              278,571
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (700,132)
                                                                      ---------
                                                                       (393,727)
                                                                      =========
                                                                      $     --
                                                                      =========

See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (U.S. Funds)

                                                                          From the Date of
                                                                            Inception on
                                               For the Years Ended        March 28, 1995 to
                                                   December 31               December 31
                                               2002            2001               2002
                                           -----------     ------------        ----------
REVENUE                                    $        --     $        --         $      --
EXPENSES                                        88,087          95,677           700,132
                                           -----------     ------------        ----------
NET LOSS FROM OPERATIONS                   $   (88,087)    $   (95,677)        $(700,132)
                                           ============    ============        ==========
Weighted average number of shares           27,142,325      26,807,414
                                           ===========     ===========
Basic loss per share                       $     (0.00)    $     (0.01)
                                           ===========     ===========

See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. Funds)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                       MARCH 28, 1995 TO DECEMBER 31, 2002

                                                                                                   Deficit
                                                                                   Additional    Accumulated
                                                     Common Stock      Paid-in    Development     During the
                                                       Shares          Amount      Capital          Stage
                                                          #              $            $               $
                                                     -----------    -----------   -----------    -----------
Inception on March 28, 1995                                 --             --            --             --
Common stock issued for cash at $0.0058 per share      1,850,540           --            --             --
Common stock issued for cash at $0.0334 per share      1,862,349           --            --             --
Net loss for the period ended December 31, 1995             --             --            --             --
                                                     -----------    -----------   -----------    -----------
Balance, December 31, 1995                             3,712,889           --            --             --
Net loss for the year ended December 31, 1996               --             --            --           (1,500)
                                                     -----------    -----------   -----------    -----------
Balance, December 31, 1996                             3,712,889           --            --           (1,500)
Net loss for the year ended December 31, 1997               --             --            --             (535)
                                                     -----------    -----------   -----------    -----------
Balance, December 31, 1997                             3,712,889           --            --           (2,035)
Common stock issued for cash at $0.0356 per share
  (Note 4)                                               421,728           --            --             --
Net loss for the year ended December 31, 1998               --             --            --           (3,035)
                                                     -----------    -----------   -----------    -----------
Balance, December 31, 1998                             4,134,617           --            --           (5,070)
Common stock cancelled (Note 4)                          (28,115)          --            --             --
Common stock cancelled (Notes 3 and 4)                (2,534,615)          --            --             --
Common stock cancelled (Note 4)                         (383,612)          --            --             --
Common stock issued in exchange for all issued and
  outstanding common shares of MFCC (Note 3)          22,500,000         25,000        (2,000)          --
Common stock issued for professional fees at $0.02
  per share (Note 4)                                     775,000            155        15,345           --
Net loss for the year ended December 31, 1999               --             --            --         (429,997)
                                                     -----------    -----------   -----------    -----------
Balance, December 31, 1999                            24,463,275         25,155        13,345       (435,067)
Net loss for the year ended December 31, 2000               --             --            --          (81,301)
                                                     -----------    -----------   -----------    -----------
Balance, December 31, 2000                            24,463,275         25,155        13,345       (516,368)
Conversion of loan payable into common stock
    (Note 4)                                           2,679,050          2,679       265,226           --
Net loss for the year ended December 31, 2001               --             --            --          (95,677)
                                                     -----------    -----------   -----------    -----------
Balance December 31, 2001                             27,142,325         27,834       278,571       (612,045)
                                                     ===========    ===========   ===========    ===========
Net loss for the year ended December 31, 2002               --             --            --          (88,087)
                                                     -----------    -----------   -----------    -----------
Balance December 31, 2002                             27,142,325         27,834       278,571       (700,132)
                                                     ===========    ===========   ===========    ===========


See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (U.S. Funds)

                                                                                From the Date Of
                                                                                  Inception on
                                                           For the Years Ended   March 28, 1995
                                                               December 31       to December 31
                                                            2002        2001         2002
                                                         ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                   $ (88,087)   $ (95,677)   $(700,132)
  Increase in accounts payable                              59,846       10,965      158,891
  Write-off of investment in shares of stock                  --           --        250,000
                                                         ---------    ---------    ---------
                                                           (28,241)     (84,712)    (291,241)
                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of Cynergy shares           --           --       (250,000)
  Accounts payable acquired on merger                         --           --         (2,000)
                                                         ---------    ---------    ---------
                                                              --           --       (252,000)
                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from a related company                           25,336       84,712      234,836
  Issuance of common stock                                    --           --         40,500
  Increase in loans payable                                   --           --        267,905
                                                         ---------    ---------    ---------
                                                            25,336       84,712      543,241
                                                         ---------    ---------    ---------

DECREASE IN CASH                                              --           --         (2,905)
  CASH, beginning of year                                    2,905        2,905         --
                                                         ---------    ---------    ---------
  CASH, end of year                                           --      $   2,905         --
                                                         =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                          $    --      $    --      $    --
                                                         =========    =========    =========
  Income taxes paid                                      $    --      $    --      $    --
                                                         =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
  Issuance of common shares on cancellation of debt      $    --      $ 267,905    $ 267,905
                                                         =========    =========    =========


See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                DECEMBER 31, 2002

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

     (b)  Income Taxes

     No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $539,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2017, and a capital loss carry forward of $250,000. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                DECEMBER 31, 2002


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

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                DECEMBER 31, 2002


     6,000,000 shares issued in connection with the Share Exchange Agreement dated November 30, 1996. The rescission has been reflected on a retroactive basis.

4.   STOCK TRANSACTIONS (Continued)

     Based on a letter of Understanding, dated May 25, 1998, the Company acquired the rights to purchase a 100% working interest, subject to a 21% royalty (79% net revenue interest), in oil and gas leases consisting of 960 acres for a total of $240,000. The leases were located in San Joaquin Valley, Kern County, California.

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

5.   ADVANCES FROM A RELATED COMPANY

     The advances from a related company are unsecured and non-interest bearing with no specific terms of repayment.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                DECEMBER 31, 2002


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

     Over the next twelve months, the Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. The Company does not have significant capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

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

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

          (i)  Statement of Financial Accounting Standard No. 146 (SFAS 146)

               In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task force ("EITF") has set forth in EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of this Statement is not expected to have a material effect on the Company's

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                DECEMBER 31, 2002


               financial statements.

7.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          (ii) Statement of Financial Accounting Standard No. 148 (SFAS 148)

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
               123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

          (iii) FASB Interpretation No. 45 (FIN 45)

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the Company's financial statements.

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

Name                                   Age              Position
---------------------------            ---              --------
Dominique M. Bellemare                  42              President/Director
Christelle Morrison                     21              Secretary/Director
Yvan Guillemin                          53              Vice President/Director


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

The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for 2002.

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

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

As of April 5, 2002, the Company had 27,142,325 shares of common stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 14, 2002 by (1) each of the Company's directors, (2) each of its executive officers, (3) each person or entity who is known to the Company to beneficially own ten percent or more of the outstanding common stock, and (4) all directors and executive officers of the Company as a group.

Name and Address of                    Number of Shares      Percentage of Class
Beneficial Owner(1)                  Beneficially Owned(2)    Beneficially Owned
-------------------                  --------------------    -------------------
Dominique M. Bellemare                       -0-                   ---
Christelle Morrison                          -0-                   ---
Yvan Guillemin(3)                         25,179,050               93%
All officers and directors as
  a group (3 persons)                     25,179,050               93%

----------
(1) In care of Incitations, Inc., 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509.

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

ITEM 12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Mr. Yvan Guillemin, a director of the Company, owns all of the issued and outstanding shares of Worldnet's common stock. In July 1999, Worldnet entered into an agreement with the Company to provide funds from time to time to the Company. In February 2001, the agreement between Worldnet and the Company was terminated and the Company delivered 2,679,050 shares to Worldnet in exchange for the cancellation of the note. Although the original financing agreement with Worldnet was cancelled, Worldnet continues to advance monies to the Company to cover certain ongoing expenses. As of December 31, 2002, $234,836 in advances were made by Worldnet to the Company. The advances are non-interest bearing with no specific terms of repayment.

No other member of the Board or officer of the Company, to the Company's knowledge, has any material interest resulting from any relationship or business affiliation with the Company.


ITEM 13:

A)  INDEX TO EXHIBITS

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

4.1           Form of Unsecured Convertible Note*

10.1 Loan Agreement by and between Mercantile Factoring and Credit Corp. and Worldnet, dated July 30, 1999*

10.2 Agreement and Plan of Merger, dated as of September 22, 1999 by and among Mercantile Factoring and Credit Corp. and Cynergy, Inc.*

10.3 Lease Agreement between Credit Mutuel de Montreal CMM Inc., and MFCO, dated October 1, 1999*

99.1          Certification

99.2 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

*    Previously Filed

B)  REPORTS ON FORM 8K

There were no reports filed on Form 8K during the last quarter of the period covered by this report.


ITEM 14.  CONTROL AND PROCEDURES.

A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, Dominique M. Bellemare, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon that review, Mr. Bellemare believes that the disclosure controls and procedures are effective in ensuring that material information related to the Company is made known.

B)  CHANGES IN INTERNAL CONTROLS

There were no signifiacnt changes in the Company's internal controls or in other factors that could significally affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Incitations, Inc.


Date:       March 17, 2003              By: /s/ Dominique M. Bellemare
     --------------------------------      -------------------------------------
                                            Dominique M. Bellemare
                                            President and Director

Date:       March 17, 2003              By: /s/ Christelle Morrison
     --------------------------------      -------------------------------------
                                            Christelle Morrison
                                            Secretary and Director


Date:       March 17, 2003              By: /s/ Yvan Guillemin
     --------------------------------      -------------------------------------
                                            Yvan Guillemin
                                            Vice President and Director