Form 10KSB/A
period 2002-12-31
INCITATIONS INC
filed 2003-03-21
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2002.

                        Commission file Number 000-28107


                                INCITATIONS, INC.
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            NEVADA                                           88-0335710
--------------------------------------              ----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


1800 MCGILL COLLEGE, SUITE 2480
MONTREAL, QUEBEC                                           H3A 3J6, CANADA
--------------------------------------              ----------------------------
(Address of Principal Business Office)                       (Zip Code)


                                 (514) 288-1687
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities Registered under Section 12(g) of the Exchange Act:


                         COMMON STOCK, $0.0002 PAR VALUE
          -------------------------------------------------------------
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X          No
   -------          -------

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



         Documents Incorporated by reference:    None
                                              -----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of each of the issuer's class of
common equity, as of March 14, 2003 is 27,142,325   .
                                       --------------

         Transitional Small Business Disclosure Format (check one):
Yes                    No   [X]
   --------               -------

         This amendment amends the Form 10-KSB filed by the registrant with the Securities and Exchange Commission on March 17, 2003 as follows.

         The cover page is amended to check the box marked "Yes" to the statement regarding whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. This change is reflected in the cover page to this amendment.


ITEM 1.  DESCRIPTION OF BUSINESS


COMPANY BACKGROUND

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number is (514) 288-1687. Through December 31, 2001, the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $_0__, total assets of $__0__ and current liabilities of $393,727 as of December 31, 2002. The Company's net losses through December 31, 2002 are $700,132.

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

The principal shareholder of the Company, Yvan Guillemin may actively negotiate for the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the principal shareholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to a member of the Company's management to acquire their shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other shareholders. In making any such sale, the principal shareholder may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by the principal shareholder.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $_0, total assets of $ _0 and current liabilities of $393,727 as of December 31, 2002. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

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

ITEM 7.   FINANCIAL STATEMENTS







                                INCITATIONS, INC.
                          (A Development Stage Company
                              FINANCIAL STATEMENTS
                                  (U.S. Funds)




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


                               JULITO F. LONGKINES
                           Certified Public Accountant


Markham, Ontario
February 28, 2003

                                INCITATIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  (U.S. Funds)


                                DECEMBER 31, 2002


                                     ASSETS
CURRENT
Cash                                                                  $  --
                                                                      =========
                                   LIABILITIES

CURRENT
Accounts payable                                                      $ 158,891
Advances from related company (Note 5)                                  234,836
                                                                      ---------
                                                                        393,727
                                                                      ---------
                               CAPITAL DEFICIENCY

AUTHORIZED
       300,000,000           Common stock at $0.0002 par value

ISSUED AND OUTSTANDING
        27,142,325           Common stock                                27,834

ADDITIONAL PAID-IN CAPITAL                                              278,571

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (700,132)
                                                                      ---------
                                                                       (393,727)
                                                                      ---------
                                                                      $  --
                                                                      =========




See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (U.S. Funds)

                                                                                      From the Date of
                                                                                       Inception on
                                                        For the Years Ended           March 28, 1995 to
                                                            December 31                  December 31
                                                        2002              2001              2002
                                                    ------------      ------------    ----------------
REVENUE                                             $       --        $       --        $       --
EXPENSES                                                  88,087            95,677           700,132
                                                    ------------      ------------      ------------
NET LOSS FROM OPERATIONS                            $    (88,087)     $    (95,677)     $   (700,132)
                                                    ============      ============      ============
Weighted average number of shares                     27,142,325        26,807,414
                                                    ============      ============
Basic loss per share                                $      (0.00)     $      (0.01)
                                                    ============      ============

See accompanying notes to financial statements

                                INCITATIONS, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. Funds)

                    FOR THE PERIOD FROM THE DATE OF INCEPTION
                       MARCH 28, 1995 TO DECEMBER 31, 2002

                                                                                                                 Deficit
                                                                               Common        Additional        Accumulated
                                                             Common Stock       Stock          Paid-in            During
                                                                Shares         Amount          Capital         Development
                                                            --------------    --------      ------------      --------------
                                                                  #               $               $                 $
Inception on March 28, 1995                                        --             --              --               --
Common stock issued for cash at $0.0058 per share             1,850,540           --              --               --
Common stock issued for cash at $0.0334 per share             1,862,349           --              --               --
Net loss for the period ended December 31, 1995                    --             --              --               --
                                                            -----------        -------        --------        ---------
Balance, December 31, 1995                                    3,712,889           --              --               --
Net loss for the year ended December 31, 1996                      --             --              --             (1,500)
                                                            -----------        -------        --------        ---------
Balance, December 31, 1996                                    3,712,889           --              --             (1,500)
Net loss for the year ended December 31, 1997                      --             --              --               (535)
                                                            -----------        -------        --------        ---------
Balance, December 31, 1997                                    3,712,889           --              --             (2,035)
Common stock issued for cash at $0.0356 per share
  (Note 4)                                                      421,728           --              --               --
Net loss for the year ended December 31, 1998                      --             --              --             (3,035)
                                                            -----------        -------        --------        ---------
Balance, December 31, 1998                                    4,134,617           --              --             (5,070)
Common stock cancelled (Note 4)                                 (28,115)          --               --              --
Common stock cancelled (Notes 3 and 4)                       (2,534,615)          --              --               --
Common stock cancelled (Note 4)                                (383,612)          --               --              --
Common stock issued in exchange for all issued and
  outstanding common shares of MFCC (Note 3)                 22,500,000         25,000          (2,000)            --
Common stock issued for professional fees at $0.02
  per share (Note 4)                                            775,000            155          15,345             --
Net loss for the year ended December 31, 1999                      --             --              --           (429,997)
                                                            -----------        -------        --------        ---------
Balance, December 31, 1999                                   24,463,275         25,155          13,345         (435,067)
Net loss for the year ended December 31, 2000                      --             --              --            (81,301)
                                                            -----------        -------        --------        ---------
Balance, December 31, 2000                                   24,463,275         25,155          13,345         (516,368)
Conversion of loan payable into common stock (Note 4)         2,679,050         2,679          265,226             --
Net loss for the year ended December 31, 2001                      --             --              --            (95,677)
                                                            -----------        -------        --------        ---------
Balance December 31, 2001                                    27,142,325         27,834         278,571         (612,045)
                                                            ===========        =======        ========        =========
Net loss for the year ended December 31, 2002                      --             --              --            (88,087)
                                                            -----------        -------        --------        ---------
Balance December 31, 2002                                    27,142,325         27,834         278,571         (700,132)
                                                            ===========        =======        ========        =========


See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (U.S. Funds)

                                                                                              From the Date Of
                                                                                                Inception on
                                                                   For the Years Ended         March 28, 1995
                                                                       December 31             to December 31
                                                                   2002            2001             2002
                                                                ----------     ----------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                          $ (88,087)     $ (95,677)       $(700,132)
  Increase in accounts payable                                     59,846         10,965          158,891
  Write-off of investment in shares of stock                         --             --            250,000
                                                                ---------      ---------        ---------
                                                                  (28,241)       (84,712)        (291,241)
                                                                ---------      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of Cynergy shares                  --             --           (250,000)
  Accounts payable acquired on merger                                --             --             (2,000)
                                                                ---------      ---------        ---------
                                                                     --             --           (252,000)
                                                                ---------      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from a related company                                  25,336         84,712          234,836
  Issuance of common stock                                           --             --             40,500
  Increase in loans payable                                          --             --            267,905
                                                                ---------      ---------        ---------
                                                                   25,336         84,712          543,241
                                                                ---------      ---------        ---------

DECREASE IN CASH                                                   (2,905)          --               --
  CASH, beginning of year                                           2,905          2,905             --
                                                                ---------      ---------        ---------
  CASH, end of year                                                  --        $   2,905             --
                                                                =========      =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                 $    --        $    --          $    --
                                                                =========      =========        =========
  Income taxes paid                                             $    --        $    --          $    --
                                                                =========      =========        =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
  Issuance of common shares on cancellation of debt             $    --        $ 267,905        $ 267,905
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

        (i)   Statement of Financial Accounting Standard No. 146 (SFAS 146)

              In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task force ("EITF") has set forth in EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

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

                                                     Incitations, Inc.



Date:    March 21, 2003                     By:      /s/ Dominique M. Bellemare
                                                --------------------------------
                                                     Dominique M. Bellemare
                                                     President and Director


Date:    March 21, 2003                     By:      /s/ Christelle Morrison
                                                --------------------------------
                                                     Christelle Morrison
                                                     Secretary and Director


Date:    March 21, 2003                     By:      /s/ Yvan Guillemin
                                                --------------------------------
                                                     Yvan Guillemin
                                                     Vice President and Director

I, Dominique Bellemare, certify that:

1. I have reviewed the annual report and this amendment to the annual report on Form 10-KSB/A of Incitations, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, if any, is made known to me by others particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003


 Dominique M. Bellemare, Chief Executive Officer

/s/ Dominique M. Bellemare
-------------------------------

Dominique Bellemare,  Chief Financial Officer

/s/ Dominique M. Bellemare
--------------------------------

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report on Form 10-KSB of Incitations, Inc. (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the March 17, 2003 (the "Report") and the amendment to the Report on Form 10-KSB/A filed on the date hereof (the "Amendment"), I, Dominique Bellemare, Principal Executive and Principal Accounting Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report and the Amendment fully comply with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report and the Amendment fairly present, in all material respects, the financial condition and results of operations of the Company.


By:   /s/ Dominique Bellemare
      ------------------------------------
Name: Dominique Bellemare
Principal Executive and Principal Accounting Officer
March 21, 2003