Form 10QSB
period 2003-03-31
INCITATIONS INC
filed 2003-05-20
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended    March 31, 2003
                          --------------------

         [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ___________ to ______________

                     Commission file number      000-28107
                               ---------------------

                               OSPREY GOLD CORP.
              -------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)
                    Formerly known as : Incitations, Inc.
                    -------------------------------------

              NEVADA                                88-0335710
      ---------------------                   ---------------------
     (State or Other Jurisdiction of           (I.R.S. Employer
      Incorporation or Organization)          Identification No.)


 800 North Rainbow Blvd. Suite 308            Las Vegas, Nevada, 89107
-----------------------------------           -------------------------
(Address of principal administrative          (City, State, Zip Code)
              offices)

                               (702) 948-5000
                         -------------------------
                       (Registrants telephone number)


         Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                  No
             ------                 ------

         As of March 31, 2003, 27,142,325 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes    No X
                                           ---   ---

                        Part I. Financial Information



                               INCITATIONS, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS
                                (U.S. Funds)

                                (Unaudited)

                               MARCH 31, 2003

                               INCITATIONS, INC.
                        (A Development Stage Company)



                                MARCH 31, 2003


                                  CONTENTS

                                                         PAGE

INTERIM FINANCIAL STATEMENTS

Balance Sheet                                              I

Statements of Operations                                   II

Statement of Stockholders' Equity (Deficit)                III

Statements of Cash Flows                                   IV

Notes to Financial Statements                              V-IX

                                INCITATIONS, INC.
                         (A Development Stage Company)


                                 BALANCE SHEET
                                  (U.S. Funds)

                                  (Unaudited)

                                     ASSET

                                           March 31        December 31
                                             2003             2002
                                             ----             ----
CURRENT
  Cash                                     $    -          $     -
                                           ---------       ----------



                                  LIABILITIES

CURRENT
  Accounts payable                         $  167,789      $  158,891
Advances from a related company (Note 5)      234,836         234,836
                                           ----------      ----------
                                              402,625         393,727




                              CAPITAL DEFICIENCY

CAPITAL STOCK
  AUTHORIZED
    300,000,000  Common stock at $0.0002 par value

  ISSUED AND OUTSTANDING
    27,142,325   Common stock                  27,834          27,834

  ADDITIONAL PAID-IN CAPITAL                  278,571         278,571

DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                    (709,030)       (700,132)
                                           ----------      ----------
                                             (402,625)       (393,727)
                                           ----------      ----------
                                           $    -          $     -



See accompanying notes to financial statements.

                                INCITATIONS INC.
                          (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                 (U.S. Funds)

                                 (Unaudited)

                                                                  From the Date
                                                                   Of Inception
                                                   For the Three      March 28,
                                                   Months Ended        1995 to
                                                    March 31,         March 31,
                                              2002         2002           2003
                                              ----         ----           ----

REVENUE                                   $      -       $     -      $       -


EXPENSES                                     8,898         8,382        709,030
                                          --------       -------      ---------

NET LOSS FROM OPERATIONS                  $ (8,898)      $(8,382)     $(709,030)
                                          --------       -------      ---------

Weighted average number of shares       27,142,325    27,142,325
                                        ==========    ==========

Basic loss per share                      $  (0.00)      $ (0.00)
                                          ========       =======






See accompanying notes to financial statements.

                               INCITATIONS, INC.
                        (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (U.S. Funds)

                                  (Unaudited)

                   FOR THE PERIOD FROM THE DATE OF INCEPTION
                       MARCH 28, 1995 TO MARCH 31, 2003


                                                                                           Deficit
                                                                                          Accumulated
                                                                           Additional      During the
                                                       Common Stock         Paid-in       Development
                                                   Shares      Amount       Capital         Stage
                                                   ------      ------       -------         -----
                                                     #            $            $              $
Inception on March 28, 1995                            -            -            -              -
Common stock issued for cash at $0.0058
  per share                                       1,850,540         -            -              -
Common stock issued for cash at $0.0334
  per share                                       1,862,349         -            -              -
Net loss for the period ended December 31, 1995        -            -            -              -
                                                  ---------     -------     --------         ------

Balance, December 31, 1995                        3,712,889         -            -              -
Net loss for the year ended December 31, 1996          -            -            -           (1,500)
                                                  ---------     -------     --------         ------

Balance, December 31, 1996                        3,712,889         -            -           (1,500)
Net loss for the year ended December 31, 1997          -            -            -             (535)
                                                  ---------     -------     --------         ------
Balance, December 31, 1997                        3,712,889         -            -           (2,035)
Common stock issued for cash at $0.0356
  per share (Note 4)                                421,728         -            -              -
Net loss for the year ended December 31, 1998          -            -            -           (3,035)
                                                  ---------     -------     --------         ------

Balance, December 31, 1998                        4,134,617         -            -           (5,070)
Common stock cancelled (Note 4)                     (28,115)        -            -              -
Common stock cancelled (Notes 3 and 4)           (2,534,615)        -            -              -
Common stock cancelled (Note 4)                    (383,612)        -            -              -
Common stock issued in exchange for all
  issued and outstanding common shares
  of MFCC (Note 3)                               22,500,000      25,000       (2,000)           -
Common stock issued for professional fees
  at $0.02 per share (Note 4)                       775,000         155       15,345            -
Net loss for the year ended December 31, 1999          -            -            -         (429,997)
                                                 ----------     --------    --------       --------

Balance, December 31, 1999                       24,463,275      25,155       13,345       (435,067)
Net loss for the year ended December 31, 2000          -            -            -          (81,301)
                                                 ----------     --------    --------       --------

Balance, December 31, 2000                       24,463,275      25,155       13,345       (516,368)
Conversion of loan payable into
  common stock (Note 4)                           2,679,050       2,679      265,226            -
Net loss for the year ended December 31, 2001          -            -            -          (95,677)
                                                 ----------     --------    --------       --------

Balance, December 31, 2001                       27,142,325      27,834      278,571       (612,045)

Net loss for the year ended December 31, 2002          -             -           -          (88,087)
                                                 ----------     --------    --------       --------

Balance, December 31, 2002                       27,142,325       27,834     278,571       (700,132)

Net loss for the three months ended March
  31, 2003                                             -             -           -           (8,898)
                                                 ----------     --------    --------       --------

Balance, March 31, 2003                          27,142,325       27,834     278,571        709,030
                                                 ----------     --------    --------       --------



See accompanying notes to financial statements.

                                INCITATIONS, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                  (U.S. Funds)

                                  (Unaudited)

                                                                  From the Date
                                                                   Of Inception
                                                 For the Three        March 28,
                                                 Months Ended           1995 to
                                                  March 31,           March 31,
                                              2002        2002             2003
                                              ----        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                       $  (8,898)  $ (8,382)  $ (709,030)
  Increase in accounts payable                   8,898     (2,632)     167.789
  Write-off of investment in shares of stock     -           -         250,000
                                             --------    --------   ----------

                                                 -        (11,014)    (291,241)
                                             --------    --------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Amount paid for the acquisition of
    Cynergy shares                               -           -        (250,000)
  Accounts payable acquired on merger            -           -          (2,000)
                                             --------    --------   ----------
                                                 -           -        (252,000)
                                             --------    --------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from a related company                -         11,014      234,836
  Issuance of common stock                       -           -          40,500
  Increase in loans payable                      -           -         267,905
                                             --------    --------   ----------
                                                 -         11,014      543,241
                                             --------    --------   ----------

DECREASE IN CASH                                 -           -            -

CASH, beginning of period                        -          2,905         -
                                             --------    --------   ----------

CASH, end of period                              -          2,905         -
                                            ========    ========   ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                              $   -       $   -            -
                                             --------    --------   ----------

  Income taxes paid                          $   -       $   -      $     -
                                             --------    --------   ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITY
  Issuance of common shares on
    cancellation of debt                     $   -       $   -      $  267,905
                                             ========    ========   ==========


See accompanying notes to financial statements.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                  (Unaudited)

                                MARCH 31, 2003


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

No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $491,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2018, and a capital loss carry forward of $250,000. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                                  (Unaudited)

                                MARCH 31, 2003


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

                                  (Unaudited)

                                MARCH 31, 2003


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

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                  (Unaudited)

                                MARCH 31, 2003


4.	STOCK TRANSACTIONS (Continued)

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


7	RECENT ACCOUNTING PRONOUNCEMENTS

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

                                INCITATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (U.S. Funds)

                                  (Unaudited)

                                MARCH 31, 2003


7	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

(i)	Statement of Financial Accounting Standard No. 146 (SFAS 146)

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

(iiii)	FASB Interpretation No. 45 (FIN 45)

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

8	SUBSEQUENT EVENT

On April 25, 2003, the sale to an unrelated party of the majority shareholder's stock in the company was closed and the proceeds were used to pay the accounts payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background
------------------

Incitations, Inc. (the "Company"), a Nevada corporation, had its principal offices at 1800 McGill College, Suite 2480, Montreal, Quebec, H3A 3J6 Canada. The telephone number was (514) 288-1687. Through March 31, 2003 the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $0, total assets of $0 and current liabilities of $402,625. The Company's net losses to date are ($709,030).

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

Results of Operations
---------------------

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $0 total assets of $0 and current liabilities of $402,625. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

The Company currently has no product research and development that it will perform over the term of the business plan. There is no current plan to purchase or sell any significant equipment. The Company currently has no plans to purchase or sell any significant equipment or to make any significant changes in the number of employees. (See "Subsequent Event")

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management or affairs of the Company. No shareholders have been approved to fund any potential advances in the next twelve months nor is there any basis for believing that shareholder advances would be available in the next twelve months.

There are no current plans, understandings, agreements, or commitments with anyone to act as a finder of opportunities for the Company. In the case that such efforts will ever be undertaken, it is unknown at this time who if anyone would act as a finder. Such a finder would be engaged or used prior to or concurrent with acquisition of an opportunity.

During the period from March 28, 1995 through March 31, 2003, the
Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Exchange Act and preparation for the potential listing of its securities on the Over-the-Counter Bulletin Board. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $708,030. The operating expenses for the nine months ended March 31`, 2003 of $8,898,00 were $532 higher than the $8,382.00 of operating expenses for the comparable period a year ago. The increase of operating expenses was primarily due to an decrease in legal and accounting expenses. The net loss on operations since inception was $(709,030). The net loss on operations for the six months ended March 31, 2003 was $(532) compared to a net loss on operations for the comparable period a year ago of $(64,288). The increase in losses for the nine months ended December 31, 2003 compared to the same period of the prior year is predominantly due to increased legal and accounting expenses. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

 	SUBSEQUENT EVENTS. On April 22, 2003 the company had a change of control in its shareholders. Additionally, the company changed its name to Osprey Gold Corp. The registrant's new address and phone numbers is: 800 North Rainbow Blvd.Suite 308, Las Vegas, Nevada,
89107; (702) 948-5000.

	The registrant adopts the 8-K filing of May 14, 2003 as part of this Section. The Registrant's new symbol is "OSGL" and became effective on May 19, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K.

(a)	8-K filed on May 14, 2003.

Exhibit No.     Exhibit Name/Description
----------------------------------------

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


                        INCITATIONS, INC.
                        -----------------

Date:     May 20, 2003          By: /s/ Douglas A. Budden
     --------------------------    -----------------------------------
                                   President; Principal Financial Officer

                          CERTIFICATIONS
                          --------------

I, Douglas A Budden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Osprey Gold Corp., formerly known as Incitations, Inc.;

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

Date: May 20, 2003                         /s/ Douglas A. Budden
                                          ----------------------------
                                          Principal Executive and Principal
                                          Accounting Officer