Form 10QSB
period 2003-06-30
OSPREY GOLD CORP
filed 2003-09-11
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended      June 30, 2003
                           --------------------

         [ ]  Transition report under Section 13 or 15(d) of the
              Exchange Act

         For the transition period from ___________ to ______________

                      Commission file number      000-28107
                            ---------------------

                           OSPREY GOLD CORP.
  -----------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in Its Charter)
                   Formerly known as : Incitations, Inc.

              NEVADA                              88-0335710
     -----------------------------            ----------------------
     (State or Other Jurisdiction of           (I.R.S. Employer
      Incorporation or Organization)           Identification No.)


 800 North Rainbow Blvd. Suite 308           Las Vegas, Nevada, 89107
------------------------------------       ---------------------------
(Address of principal administrative        (City, State, Zip Code)
              offices)

                               (702) 948-5000
                   -----------------------------------
                     (Registrants telephone number)


         Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         Yes   X                  No
             ------                 ------

         As of June 30, 2003, 27,142,325 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

       Transitional Small Business Disclosure Format (check one):

                   Yes          No X
                      -----       ------





                  Part I. Financial Information
                       OSPREY GOLD CORP.
                          (formerly)
                       Incitations, Inc.
                  (A DEVELOPMENT STAGE COMPANY)

                  INTERIM FINANCIAL STATEMENTS
                          (US FUNDS)
                         (UNAUDITED)
                        June 30, 2003

                               OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                          (A Development Stage Company)


                             FINANCIAL STATEMENTS
                                (U.S. Funds)
                                (Unaudited)

                                JUNE 30, 2003

                            OSPREY GOLD CORP.
                       (FORMERLY INCITATIONS, INC.)
                       (A Development Stage Company)


                            JUNE 30, 2003

                              CONTENTS


                                                        PAGE
INTERIM FINANCIAL STATEMENTS

Balance Sheet                                             1

Statement of Operations                                   2

Statement of Stockholders' Equity (Deficit)               3

Statement of Cash Flows                                   4

Notes to Financial Statements                         5 - 9

                             OSPREY GOLD CORP.
                        (FORMERLY INCITATIONS, INC.)
                        (A Development Stage Company)


                              BALANCE SHEET
                              (U.S. Funds)
                              (Unaudited)


                             JUNE 30, 2003

                                ASSETS

                                                June 30        December 31
                                                 2003            2002
                                                -------        -----------

CURRENT
 Cash                                           $    41        $        -
 Accounts receivable                                439                 -
                                                -------        -----------
                                                    480                 -



OFFICE EQUIPMENT                                    527                 -
                                                -------        -----------
                                               $  1,007        $        -
                                               ========        ===========



                          LIABILITIES
CURRENT
 Accounts payable and accrued liabilities      $ 10,634        $  158,891
 Advances from a corporate shareholder (Note 5)  15,663                 -
 Advances from related company                        -           234,836
                                               --------        -----------
                                                 26,297           393,727
                                               --------        -----------



                      CAPITAL DEFICIENCY
CAPITAL STOCK
 AUTHORIZED
     20,000     Preferred stock at $0.0002 par value
300,000,000     Common stock at $0.0002 par value

ISSUED AND OUTSTANDING
 18,544,092     Common shares                    31,434            27,834

ADDITIONAL PAID-IN CAPITAL                      506,265           278,571
DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE                                          (562,989)         (700,132)
                                               ---------         ---------
                                                (25,290)         (393,727)
                                               ---------         ---------

                                                $ 1,007          $	-
                                               =========         =========




See accompanying notes to financial statements.

                            OSPREY GOLD CORP.
                     (FORMERLY INCITATIONS, INC.)
                     (A Development Stage Company)


                        STATEMENT OF OPERATIONS
                             (U.S. Funds)
                             (Unaudited)


                                                                                  From
                                                                                 Inception
                                                                                Date March
                           Three Months Ended         Six Months Ended         28,1995-
                                June 30                  June 30                June 30,
                                -------                  -------                --------
                          2003        2002           2003        2002            2003
                         -----       ------         ------     --------         -------

REVENUE                 $   -         $    -         $    -        $    -          $    -

EXPENSES               256,584         8,382         265,482        33,517          965,614
                      ----------    ------------    ----------    ----------     -----------

NET LOSS FROM
OPERATIONS            (256,584)       (8,382)       (265,482)      (33,517)        (965,614)

FORGIVENESS OF DEBT
(Note 8)               402,625             -         402,625            -           402,625
                      ----------    ------------    ----------    ----------     ------------

NET INCOME (LOSS)
FOR THE PERIOD       $ 146,041      $ (8,382)      $ 137,143     $ (33,517)     $  (562,989)
                    ============  ==============  ============  ============    =============
Weighted average

number of shares    27,142,325    27,142,325      27,142,325    27,142,325
                    ===========   ==============  ============  ============

Basic and fully
diluted earnings
(loss) per share     $    0.03     $    0.00      $     0.05    $     0.00
                    ===========  ===============  ============ =============



See accompanying notes to financial statements.



                            OSPREY GOLD CORP.
                      (FORMERLY INCITATIONS, INC.)
                      (A Development Stage Company)

              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (U.S. Funds)
                              (Unaudited)

FOR THE PERIOD FROM THE DATE OF INCEPTION MARCH 28, 1995 TO JUNE 30, 2003






                                                                                             Deficit
                                                                                            Accumulated
                                                                              Additional    During the
                                                          Common Stock         Paid-in      Development
                                                       Shares       Amount     Capital         Stage
                                                       ------       ------     --------     -----------
                                                         #            $           $              $

Inception on March 28, 1995                              -            -           -              -
Common stock issued for cash at $0.0058 per share      37,011         -           -              -
Common stock issued for cash at $0.0334 per share      37,247         -           -              -
Net loss for the period ended December 31, 1995          -            -           -              -
                                                      --------------------------------------------------
Balance, December 31, 1995                             74,258         -           -              -
Net loss for the year ended December 31, 1996            -            -           -             (1,500)
                                                      --------------------------------------------------
Balance, December 31, 1996                             74,258         -           -             (1,500)
Net loss for the year ended December 31, 1997            -            -           -               (535)
                                                      --------------------------------------------------
Balance, December 31, 1997                             74,258         -           -             (2,035)

Common stock issued for cash at $0.0356 per share
(Note 3)                                                8,435         -           -              -
Net loss for the year ended December 31, 1998            -            -           -             (3,035)
                                                      --------------------------------------------------
Balance, December 31, 1998                             82,693         -           -             (5,070)
Common stock cancelled  (Note 3)                         (562)        -           -              -
Common stock cancelled  (Note 3 and 4)                (50,693)        -           -              -
Common stock cancelled  (Note 3)                       (7,672)        -           -              -
Common stock issued in exchange for all issued and
outstanding common shares of MFCC                     450,000       25,000      (2,000)          -
Common stock issued for professional fees
at $0.02 per share  (Note 3)                           15,500          155      15,345           -
Net loss for the year ended December 31, 1999            -            -           -           (429,997)
                                                      --------------------------------------------------
Balance, December 31, 1999                            489,266       25,155      13,345        (435,067)
Net loss for the year ended December 31, 2000            -            -           -            (81,301)
                                                      --------------------------------------------------
Balance, December 31, 2000                            489,266       25,155      13,345        (516,368)
Conversion of loan payable into stock  (Note 3)        53,581        2,679     265,226           -
Net loss for the year ended December 31, 2001            -            -           -            (95,677)
                                                      --------------------------------------------------
Balance, December 31, 2001                            542,847       27,834     278,571        (612,045)
Net loss for the year ended December 31, 2002            -            -           -            (88,087)
                                                      --------------------------------------------------
Balance, December 31, 2002                            542,847       27,834     278,571        (700,132)
Additional shares issued due to reverse stock split     1,245         -           -              -
Common stock issued for mining claims acquired at
$0.1285 per share                                  18,000,000        3,600     227,694           -
Net loss for the six months ended June 3, 2003           -            -           -            137,143
                                                   -----------------------------------------------------
Balance, June 30, 2003                             18,544,092       31,434     506,265        (562,989)
                                                   =====================================================




See accompanying notes to financial statements.

                               OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (U.S. Funds)
                                  (Unaudited)



                                                                                               From
                                                                                              Inception
                                                                                                Date
                                            Three Months Ended       Six Months Ended       March 28
                                                  June 30                June 30          1995-June 30
                                                  -------                -------          -------------
                                             2003        2002        2003        2002          2003
                                            -------   ---------     -------    --------       ------


CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations            $  146,041   $ (8,382)    $ 137,143   $ (33,517)   $ (562,989)
Increase in accounts receivable                (439)       -            (439)        -            (439)
Mining claims paid for in shares of stock   231,294        -         231,294         -         231,294
Forgiveness of debt                        (402,625)       -        (402,625)        -        (402,625)
Increase in accounts payable                 10,634     (2,632)       19,532      21,539       178,423
Write-off of investment in shares of stock      -          -             -           -         250,000
                                          -----------------------------------------------------------------
                                            (15,095)   (11,014)      (15,095)    (11,978)     (306,336)
                                          -----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Amount paid for the acquisition of
Cynergy shares                                  -          -             -           -        (250,000)
Accounts payable acquired on merger             -          -             -           -          (2,000)
Purchase of office equipment                   (527)       -            (527)        -            (527)
                                         ------------------------------------------------------------------
                                               (527)       -            (527)        -        (252,527)
                                         ------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a corporate shareholder        15,663        -          15,663         -        	15,663
Advances from a related company                 -       11,014           -        11,978       234,836
Issuance of common stock                        -          -             -           -          40,500
Increase in loans payable                       -          -             -           -         267,905
                                        -------------------------------------------------------------------
                                             15,663     11,014        15,663      11,978       558,904
                                        -------------------------------------------------------------------
INCREASE IN CASH                                 41        -              41         -              41
CASH, beginning of period                       -        2,905           -           -             -
                                        -------------------------------------------------------------------
CASH, end of period                     $        41  $   2,905        $   41    $    -       $      41
                                        -------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                           $       -    $     -          $  -      $    -       $     -
                                       --------------------------------------------------------------------
Income taxes paid                       $       -    $     -          $  -      $    -       $     -
                                       --------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURE OF NON-CASH  FINANCING ACTIVITY

Issuance of common shares on
cancellation of debt                    $       -    $     -          $  -      $    -       $ 267,905
                                       --------------------------------------------------------------------





See accompanying notes to financial statements.

                             OSPREY GOLD CORP.
                       (FORMERLY INCITATIONS, INC.)
                       (A Development Stage Company)

                       NOTES  TO FINANCIAL STATEMENTS
                               (U.S. Funds)
                               (Unaudited)

                              JUNE 30, 2003


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS
     Osprey Gold Corp. ("Osprey" or the "Company") was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name, respectively.

     Prior to the merger in September 1999 (Note 4), the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. After the change in control on April 22, 2003, the Company is in the process of acquiring mining claims property.

     The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting.

    (b)  Income Taxes

         No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carry-forwards of approximately $302,000, including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2018, and a capital loss carry forward of $250,000. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

    (d)  Basic and Fully Diluted Loss per Common Share

         Basic and fully diluted loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                              OSPREY GOLD CORP.
                        (FORMERLY INCITATIONS, INC.)
                        (A Development Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                (U.S. Funds)
                                (Unaudited)

                               JUNE 30, 2003

3.   STOCK TRANSACTIONS

     In March 1995, the Company issued 37,011 shares of common stock to individuals at $1.45 per share for cash.

     At the end of 1995, the Company completed a public offering. A total of 37,247 shares of common stock were issued at $1.67 per share. The stock offering costs were offset against the proceeds of the common stock. On January 10, 1996, the Company effected a 10-for-1 reverse stock split. On March 28, 1996, the Company effected a 6-for-1 forward stock split and changed its par value from $0.01 per share to $0.001 per share. The authorized shares were 300,000,000 after these amendments. The financial statements reflect the stock splits on a retroactive basis.
     On March 24, 1998, the Company entered into a Rescission Agreement with the shareholders of Geo Ram, Inc. whereby the shareholders of Geo Ram, Inc. returned the 120,000 shares issued in connection with the Share Exchange Agreement dated November 30, 1996. The rescission has been reflected on a retroactive basis.

     Based on a letter of Understanding, dated May 25, 1998, the Company acquired the rights to purchase a 100% working interest, subject to a 21% royalty (79% net revenue interest), in oil and gas leases consisting of 960 acres for a total of $240,000. The leases were located in San Joaquin Valley, Kern County, California.

     The Company decided not to proceed with the option. No further payments were made and the option expired. The initial payment of $15,000 was paid by shareholders who were issued 8,434 shares of common stock at $1.78 per share.

     On September 3, 1999, the Company cancelled 562 common stock and credited the paid-in capital for the original par value.

     On September 13, 1999, the Company effected a 17.784 for 1 reverse stock split. The financial statements reflect the stock splits on a retroactive basis.

     On September 22 and 23, 1999, the Company cancelled 50,692 and 7,672 common stock, respectively, and credited the paid-in capital for the original par value.

     In accordance with the merger agreement (Note 3), the Company issued 450,000 common shares at $0.05 per share to the former owner of MFCC in exchange for all issued and outstanding shares of MFCC.

     The Company issued 8,000 and 7,500 common shares at $1.00 per share in September 1999 as finders' and legal fees, respectively, in connection with the merger.

     On October 3, 2000, the Company effected a 5 for 1 stock split. The financial statements reflect the stock splits on a retroactive basis.

                             OSPREY GOLD CORP.
                       (FORMERLY INCITATIONS, INC.)
                       (A Development Stage Company)

                      NOTES  TO FINANCIAL STATEMENTS
                              (U.S. Funds)
                              (Unaudited)

                             JUNE 30, 2003

3.   STOCK TRANSACTIONS (Continued)

     The company issued 53,581 common shares at $5.00 per share on February 15, 2001 in connection with the cancellation of the financing agreement and conversion of loan payable.

     In April 2001, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

     On April 23, 2003, the Company amended its authorized capital stock to include 20,000,000 shares of preferred stock with a par value of $0.0002 per share.

     On May 16, 2003, the Company effected a 50 to 1 reverse stock split per Certificate of Amendment to the Articles of Incorporation. The financial statements reflect the stock splits on a retroactive basis.

     On June 6, 2003, the Company issued 18,000,000 common shares at $0.01285 per share in connection with the acquisition of 55 mining claims, from an unrelated party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario.

4.   BUSINESS COMBINATION

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

5.   ADVANCES FROM A CORPORATE SHAREHOLDER

     The advances from a corporate shareholder are unsecured and non-interest bearing with no specific terms of repayment.

                           OSPREY GOLD CORP.
                     (FORMERLY INCITATIONS, INC.)
                     (A Development Stage Company)

                     NOTES  TO FINANCIAL STATEMENTS
                             (U.S. Funds)
                              (Unaudited)

                             JUNE 30, 2003

6.   GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its accumulated losses and allow it to continue as a going concern.

     The Company's operations during the next 12 months will be limited solely to the acquisition of mining claims property. The Company does not intend to pay any salaries nor incur any expenses other than those expenses necessary to ensure that the Company remains in good standing with the State of Nevada and in compliance with the regulatory requirements of the SEC and other regulatory bodies.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

    (a)   Statement of Financial Accounting Standard No. 146 (SFAS 146)

          In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task force ("EITF") has set forth in EITF issue No. 94?3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

   (b)    Statement of Financial Accounting Standard No. 148 (SFAS 148)

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock/Based Compensation /Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
          123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

                             OSPREY GOLD CORP.
                       (FORMERLY INCITATIONS, INC.)
                       (A Development Stage Company)


                      NOTES  TO FINANCIAL STATEMENTS
                               (U.S. Funds)
                               (Unaudited)

                              JUNE 30, 2003


7.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

    (c) FASB Interpretation No. 45 (FIN 45)

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

8.   CHANGE IN CONTROL

     On April 22, 2003, the sale to an unrelated party of the majority shareholder's stock in the company was closed and the proceeds were used to pay the accounts payable. The unpaid amounts totalling $402,625 were forgiven by the creditors.

9.   COMMITMENTS

     The Company has signed consulting agreements which require the issuance of 5,000,000 non-assessable common shares of the Company at a par value of $0.0002 per share. These shares were issued subsequent to June 30, 2003.

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

During the period from March 28, 1995 through June 30, 2003, the
Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Exchange Act and preparation for the potential listing of its securities on the Over-the-Counter Bulletin Board, except that on June 6, 2003 the company issued 18,000,000 shares in connection with the purchase of 55 Canadian mining claims, from unrelated parties. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $965,614. The operating expenses for the six months ending June 30, 2003 of $265,584 were $231,965 higher than the $33,517 of operating expenses for the comparable period a year ago. The increase of operating expenses was primarily due to the purchase of the 57 Canadian mining claims. The net loss on operations since inception was $(562,989). The net loss on operations for the six months ended
June 30, 2003 was $(137,143) compared to a net loss on operations for the comparable period a year ago of $(33,517). The increase in losses for the six months ended June 30, 2003 compared to the same period of the prior year is predominantly due to the purchase of the Canadian mining claims. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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


                                INCITATIONS, INC.


Date:     September 9, 2003        By: /s/ Douglas A. Budden
     --------------------------        ------------------------
                                      President; Principal Financial Officer

                              CERTIFICATIONS
                              --------------

I, Douglas A. Budden, certify that:

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

Date: September 9, 2003           /s/ Douglas A Budden
                              ------------------------------------
                              Principal Executive and Principal
                              Accounting Officer