Form 10QSB
period 2003-09-30
OSPREY GOLD CORP
filed 2003-12-05
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended      September 30, 2003
                                            --------------------

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


                       800 North Rainbow Blvd. Suite 308
                            Las Vegas, Nevada, 89107
                    ----------------------------------------

                  (Address of principal administrative  offices)
                            (City, State, Zip Code)


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

         Yes   X                  No
             ------                 ------

         As of September 30, 2003, 24,544,092 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---   ---

Part I. Financial Information
OSPREY GOLD CORP.
(formerly)
Incitations, Inc.
(A DEVELOPMENT STAGE COMPANY)

                               OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                          (A Development Stage Company)


                             FINANCIAL STATEMENTS
                                (U.S. Funds)
                                (Unaudited)

                              SEPTEMBER 30, 2003

                            OSPREY GOLD CORP.
                       (FORMERLY INCITATIONS, INC.)
                       (A Development Stage Company)


                        SEPTEMBER 30, 2003

                              CONTENTS


                                                        PAGE
INTERIM FINANCIAL STATEMENTS

Balance Sheet                                            I

Statement of Operations                                  II

Statement of Stockholders' Equity (Deficit)              III

Statement of Cash Flows                                   IV

Notes to Financial Statements                           V - X

                             OSPREY GOLD CORP.
                        (FORMERLY INCITATIONS, INC.)
                        (A Development Stage Company)


                              BALANCE SHEET
                              (U.S. Funds)
                              (Unaudited)


                             SEPTEMBER 30, 2003

                                ASSETS

                                                SEPTEMBER 30     December 31
                                                 2003            2002
                                                -------        -----------

CURRENT
 Cash                                           $ 1,122        $        -
 Accounts receivable                              3,094                 -
                                                -------        -----------
                                                  4,216                 -



OFFICE EQUIPMENT                                    501                 -
                                                -------        -----------
                                               $  4,717        $        -
                                               ========        ===========



                          LIABILITIES
CURRENT
 Accounts payable and accrued liabilities      $ 21,665        $  158,891
 Advances from a corporate shareholder (Note 5)  59,824                 -
 Advances from related company                        -           234,836
                                               --------        -----------
                                                 81,489           393,727
                                               --------        -----------



                      CAPITAL DEFICIENCY
CAPITAL STOCK
 AUTHORIZED
     20,000     Preferred stock at $0.0002 par value
300,000,000     Common stock at $0.0002 par value

ISSUED AND OUTSTANDING
 24,544,092     Common shares                     4,909               108

STOCK TO BE ISSUED
 500,000        Common shares                   310,000                 -
                                             ----------          --------
                                                314,909               108

ADDITIONAL PAID-IN CAPITAL                    1,397,790           306,296
DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE                                        (1,789,471)         (700,132)
                                             -----------         ---------
                                                (76,772)         (393,727)
                                             -----------         ---------

                                                $ 4,717          $      -
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

                            OSPREY GOLD CORP.
                     (FORMERLY INCITATIONS, INC.)
                     (A Development Stage Company)


                        STATEMENT OF OPERATIONS
                             (U.S. Funds)
                             (Unaudited)


                                                                                 From
                                                                                Inception
                                                                                Date March
                           Three Months Ended         Nine Months Ended          28,1995-
                             SEPTEMBER 30               SEPTEMBER 30           SEPTEMBER 30,
                                -------                  -------                --------
                          2003        2002           2003        2002            2003
                         -----       ------         ------     --------         -------

REVENUE               $     -       $      -        $     -      $     -          $    -

EXPENSES               1,226,482      34,368         1,491,964     67,885          2,192,096
                      ----------    ------------    ----------    ----------     -----------

NET LOSS FROM
OPERATIONS            (1,226,482)    (34,368)       (1,491,964)   (67,885)        (2,192,096)

FORGIVENESS OF DEBT
(Note 7)                    -              -           402,625         -             402,625
                      ----------    ------------    ----------    ----------     ------------

NET INCOME (LOSS)
FOR THE PERIOD       $(1,226,482)   $(34,368)      $(1,089,339)  $(67,885)      $ (1,789,471)
                    ============= ==============  ============  ============    =============
Weighted average

number of shares      22,832,135     544,092         9,637,499    544,092
                    ============   =============   ============  ============

Basic and fully
diluted earnings
(loss) per share     $   (0.05)    $   (0.06)     $    (0.11)   $    (0.12)
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



                            OSPREY GOLD CORP.
                      (FORMERLY INCITATIONS, INC.)
                      (A Development Stage Company)

              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (U.S. Funds)
                              (Unaudited)

FOR THE PERIOD FROM THE DATE OF INCEPTION MARCH 28, 1995 TO SEPTEMBER 30, 2003






                                                                                             Deficit
                                                                                            Accumulated
                                                                              Additional    During the
                                                          Common Stock         Paid-in      Development
                                                       Shares       Amount     Capital         Stage
                                                       ------       ------     --------     -----------
                                                         #            $           $              $

Inception on March 28, 1995                              -            -           -              -
Common stock issued for cash at $0.0058 per share      37,011         -           -              -
Common stock issued for cash at $0.0334 per share      37,247         -           -              -
Net loss for the period ended December 31, 1995          -            -           -              -
                                                      --------------------------------------------------
Balance, December 31, 1995                             74,258         -           -              -
Net loss for the year ended December 31, 1996            -            -           -             (1,500)
                                                      --------------------------------------------------
Balance, December 31, 1996                             74,258         -           -             (1,500)
Net loss for the year ended December 31, 1997            -            -           -               (535)
                                                      --------------------------------------------------
Balance, December 31, 1997                             74,258         -           -             (2,035)

Common stock issued for cash at $0.0356 per share
(Note 3)                                                8,435         -           -              -
Net loss for the year ended December 31, 1998            -            -           -             (3,035)
                                                      --------------------------------------------------
Balance, December 31, 1998                             82,693         -           -             (5,070)
Common stock cancelled  (Note 3)                         (562)        -           -              -
Common stock cancelled  (Note 3 and 4)                (50,693)        -           -              -
Common stock cancelled  (Note 3)                       (7,672)        -           -              -
Common stock issued in exchange for all issued and
outstanding common shares of MFCC                     450,000           92      22,908           -
Common stock issued for professional fees
at $0.02 per share  (Note 3)                           15,500            4      15,496           -
Net loss for the year ended December 31, 1999            -            -           -           (429,997)
                                                      --------------------------------------------------
Balance, December 31, 1999                            489,266           96      38,404        (435,067)
Net loss for the year ended December 31, 2000            -            -           -            (81,301)
                                                      --------------------------------------------------
Balance, December 31, 2000                            489,266           96      38,404        (516,368)
Conversion of loan payable into stock  (Note 3)        53,581           12     267,892           -
Net loss for the year ended December 31, 2001            -            -           -            (95,677)
                                                      --------------------------------------------------
Balance, December 31, 2001                            542,847          108     306,296        (612,045)
Net loss for the year ended December 31, 2002            -            -           -            (88,087)
                                                      --------------------------------------------------
Balance, December 31, 2002                            542,847          108     306,296        (700,132)
Additional shares issued due to reverse stock split     1,245            1        -              -
Common stock issued for mining claims acquired at
$0.1285 per share                                  18,000,000        3,600     227,694           -
Options issued to company officers
at $0.62 per share                                       -            -        465,000           -
Common shares issued for services rendered
at $0.067 per share                                 6,000,000        1,200     398,800           -
Net loss for the nine months ended
September 3, 2003                                        -            -           -         (1,089,339)
                                                   -----------------------------------------------------
Balance, September 30, 2003                        25,544,092        4,909   1,397,790      (1,789,471)
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

                               OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (U.S. Funds)
                                  (Unaudited)



                                                                                                        From
                                                                                                     Inception
                                                                                                        Date
                                            Three Months Ended           Nine Months Ended            March 28
                                               September 30                September 30          1995-September 30
                                                  -------                     -------              -------------
                                             2003           2002        2003          2002              2003
                                            -------      ---------     -------      --------            ------


CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations               $(1,226,482) $ (34,368)    $ (1,089,339) $ (67,885)     $ (1,789,471)
Amortization                                         26       -                  26       -                   26
Services paid for in shares and options       1,175,000       -           1,175,000       -            1,175,000
Mining claims paid for in shares of stock          -          -             231,294       -              231,294
Forgiveness of debt                                -          -            (402,625)      -             (402,625)
Increase in accounts receivable                  (2,655)      -              (3,094)      -               (3,094)
Increase in accounts payable                     11,031     31,463           30,563     53,002           189,454
Write-off of investment in shares of stock         -          -                -           -             250,000
                                          -----------------------------------------------------------------------
                                                (43,080)    (2,905)         (58,175)   (14,883)         (349,416)
                                          -----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Amount paid for the acquisition of
Cynergy shares                                     -          -                -           -            (250,000)
Accounts payable acquired on merger                -          -                -           -              (2,000)
Purchase of office equipment                       -          -                (527)       -                (527)
                                         ------------------------------------------------------------------------
                                                   -          -                (527)       -            (252,527)
                                         ------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a corporate shareholder            44,161       -              59,824        -              59,824
Advances from a related company                    -          -                -         11,978          234,836
Issuance of common stock                           -          -                -           -              40,500
Increase in loans payable                          -          -                -           -             267,905
                                        ------------------------------------------------------------------------
                                                 44,161       -              59,824      11,978          603,065
                                        ------------------------------------------------------------------------
INCREASE IN CASH                                 1,081      (2,905)           1,122      (2,905)           1,122
CASH, beginning of period                           41       2,905             -          2,905             -
                                        ------------------------------------------------------------------------
CASH, end of period                        $     1,122  $     -           $   1,122    $   -           $   1.122
                                        ========================================================================


SUPPLEMENTARY DISCLOSURE OF NON-CASH  FINANCING ACTIVITY

Common shares issued on
cancellation of debt                       $      -     $     -           $    -       $   -           $ 267,905
                                       =========================================================================

Common shares and options issued
and to be issued on mining
claims and services acquired              $  1,175,000  $     -          $1,406,294    $   -          $1,406,294
                                       =========================================================================





See accompanying notes to financial statements.

                              OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                        (An Exploration Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                 (U.S. Funds)
                                 (Unaudited)

                             SEPTEMBER 30, 2003

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

The Company has net operating loss carry-forwards of approximately $1,620,500 including Cynergy's net operating loss carry-forward of $92,000 at the time of merger, which expire up to 2018, and a capital loss carry forward of $250,000. The potential tax benefit of the loss carry-forwards has been offset in full by a valuation allowance.

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

                              OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                        (An Exploration Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                 (U.S. Funds)
                                 (Unaudited)

                             SEPTEMBER 30, 2003



2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Foreign Currency Translation

Monetary assets and liabilities are translated into United States dollars at the month-end exchange rates, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction. The resultant translation gains or losses are included in expenses. There were no significant foreign exchange gains or losses during the period ended September 30, 2003.

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

The Company decided not to proceed with the option. No further payments were made and the option expired. The initial payment of $15,000 was paid by shareholders who were issued 8,435 shares of common stock at $1.78 per share.

On September 3, 1999, the Company cancelled 562 common stock and credited the paid-in capital for the original par value.

On September 13, 1999, the Company effected a 17.784 for 1 reverse stock split. The financial statements reflect the stock splits on a retroactive basis.

On September 22 and 23, 1999, the Company cancelled 50,693 and 7,672 common stock, respectively, and credited the paid-in capital for the original par value.

In accordance with the merger agreement (Note 4), the Company issued 450,000 common shares at $0.05 per share to the former owner of MFCC in exchange for all issued and outstanding shares of MFCC.

                              OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                        (An Exploration Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                 (U.S. Funds)
                                 (Unaudited)

                             SEPTEMBER 30, 2003





3.	STOCK TRANSACTIONS (Continued)

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

On June 6, 2003, the Company issued 18,000,000 common shares at $0.013 per share in connection with the acquisition of 55 mining claims, from an unrelated party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario.

The Company issued to consultants for their services rendered 5,000,000 common shares at $0.03 per share on July 14, 2003 and 1,000,000 common shares at $0.25 per share on September 26, 2003. Stock to be Issued and Stock Options
On September 29, 2003, the Board of Directors approved the issuance of 500,000 common shares at $0.62 per share to all directors of the Company for their services rendered and a compensation expense of $310,000 has been recorded. These shares will be issued during the fourth quarter of 2003. The Board of Directors also granted 750,000 options to the officers of the Company to purchase 750,000 common shares at 60% of the bid price at the time of purchase. The options will expire on September 29, 2006. The fair value of these options was estimated at $0.62 each at the date of grant using the Black-Scholes model with the following assumptions:

	Risk-free interest rate		-  6%
	Expected life			-  3 years
	Expected volatility		-  3.294
	Dividend yield			-  0%

                              OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                        (An Exploration Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                 (U.S. Funds)
                                 (Unaudited)

                             SEPTEMBER 30, 2003

Based on the foregoing option-pricing model, a compensation expense of $465,000 for the options issued has been recorded with a corresponding credit to paid-in capital.

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

Under the merger agreement, the Company issued 22,500,000 post-merger shares to the former owner of MFCC in consideration for all of the issued and outstanding common shares of MFCC. As the former shareholder of MFCC obtained control (91.97%) of the Company through the share exchange, this transaction was accounted for in these financial statements as a reverse takeover and the purchase method of accounting had been applied. Under reverse takeover accounting, MFCC was considered to have acquired Osprey with the results of operations included in these financial statements from the date of acquisition. MFCC was then merged into the Company.

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

The Company's operations during the next 12 months will involve arranging for financing to carry out advanced exploration and the acquisition of mining claims property.

7.	CHANGE IN CONTROL

On April 22, 2003, the sale to an unrelated party of the majority shareholder's stock in the company was closed and the proceeds were used to pay the accounts payable. The unpaid amounts totalling $402,625 were forgiven by the creditors.

                              OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                        (An Exploration Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                 (U.S. Funds)
                                 (Unaudited)

                             SEPTEMBER 30, 2003




8.	COMMITMENT

On September 29, 2003, the Company entered into an agreement with Boardwalk Creation Ltd. ("Boardwalk"), a shareholder of the Company, whereby Boardwalk transferred the four patented mining claims in Red Lake Mining Division, Province of Ontario ("Property"), which it acquired from unrelated party ("vendor") for the same consideration it had negotiated with the vendor. Upon completion of the terms of the transfer, the Company will acquire a 100% interest in the Property upon payment of the following:

(a)	$50,000 to Boardwalk as reimbursement for the initial down payment it made to the vendor.

(b)	$150,000 in cash and 950,000 shares of the Company to the vendor, who will also retain a one percent (1%) net smelter return.

(c)	12,050,000 shares of the Company to Boardwalk in consideration for its efforts in negotiating the acquisition of the Property. In addition, Boardwalk will retain two percent (2%) net smelter return and will provide the milling facility in the area.

On November 14, 2003, the Company issued all of the above shares.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

(a) SFAS No. 146. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. It requires a liability for costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material impact on the Company's financial statements for the reported periods.

(b)     SFAS No. 148.  SFAS No. 148, "Accounting for Stock-Based Compensation
        - Transition and Disclosure," was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123. This statement has not had a material impact on the Company's financial statements for the reported periods.

                              OSPREY GOLD CORP.
                         (FORMERLY INCITATIONS, INC.)
                        (An Exploration Stage Company)

                        NOTES  TO FINANCIAL STATEMENTS
                                 (U.S. Funds)
                                 (Unaudited)

                             SEPTEMBER 30, 2003



9.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

(c) SFAS No. 149. SFAS No. 147, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on the Company's financial statements.

(d) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 203. The statement is not expected to have a material impact on the Company's financial statements.

(e)     FASB Interpretation No. 45 (FIN 45)
        -----------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company Background
------------------

Incitations, Inc. (the "Company"), a Nevada corporation, had its principal offices at 35 Commerce Road, Orangeville, Ontario L9W 3X5 Canada. The telephone number was (514) 940-8117. Through September 31, 2003 the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $1,122.00, total assets of $4,717.00 and current liabilities of $81,489.00. The Company's net losses to date are $1,789,471.00.

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

However, the Company was neither able to (1) successfully develop and market the "ARCommerce Kit", or (2) provide any further funding for the growth and development of the geophysical equipment business. Consequently, the Company did not continue its licensing of the "ARCommerce Kit" and further, on March 24, 1998, the Company entered into a Rescission Agreement with the shareholders of Geo-Ram, Inc. whereby the shareholders of Geo-Ram, Inc. returned the 6,000,000 shares that the Company issued in connection with the November 30, 1996 acquisition.

On September 22, 1999, the Company (1) entered into an Agreement and Plan of Merger with Mercantile Factoring & Credit Corp. (formerly known as Advanced Medical Technologies Research Corp.), a Nevada corporation (the
"Merger"), (2) changed its name to "Mercantile Factoring Credit Online Corp. "("MFCO"), (3) effected a reverse stock split of the Company's issued and outstanding shares of common stock on a basis of one new share for every
17.784 old shares, and (4) elected four new directors to the Company's board of directors (the "Board"). The Merger became effective upon the filing of the Articles of Merger on September 29, 1999.

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

Results of Operations
---------------------

The Company remains in the exploration stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has current assets in the form of cash of $1,122.00, total assets of $4,717.00 and current liabilities of $81,489.00. The Company will need additional capital in the next twelve months for any expenditures, and at present has no source of such capital.

The Company currently has no product research and development that it will perform over the term of the business plan. There is no current plan to purchase or sell any significant equipment. The Company currently has no plans to purchase or sell any significant equipment or to make any significant changes in the number of employees. (See "Subsequent Event")

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management or affairs of the Company. During the preceding quarter, a shareholder of the Company advanced, in the form of a loan, $44,161.00 for operating capital.
However, no shareholders have been approved to fund any potential advances in the next twelve months nor is there any basis for believing that shareholder advances would be available in the next twelve months.

There are no current plans, understandings, agreements, or commitments with anyone to act as a finder of opportunities for the Company. In the case that such efforts will ever be undertaken, it is unknown at this time who if anyone would act as a finder. Such a finder would be engaged or used prior to or concurrent with acquisition of an opportunity.

During the period from March 28, 1995 through September 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Exchange Act and preparation for the potential listing of its securities on the Over-the-Counter Bulletin Board, except that on September 6, 2003 the company issued 18,000,000 shares in connection with the purchase of 55 Canadian mining claims, from unrelated parties. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception of $2,192,096.00. The operating expenses for the nine months ending September 30, 2003 of $1,491,964.00 were $1,424,079.00 higher than the $67,885.00 of operating expenses for the comparable period a year ago.
The increase of operating expenses was primarily due to the purchase of the 57 Canadian mining claims. The net loss on operations since inception was $(2,192,096). The net loss on operations for the nine months ended September 30, 2003 was $(1,491,964.00) compared to a net loss on operations for the comparable period a year ago of $(67,885.00). The increase in losses for the nine months ended September 30, 2003 compared to the same period of the prior year is predominantly due to the purchase of the Canadian mining claims. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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


PART II.

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 29, 2003, The Board of Directors approved the issuance of 500,000 common shares at $0.62 per share to all directors of the Company for their services rendered and a compensation expense of $310,000.00 has been recorded. (See Note 3 to the accompanying
Financial Statements for a complete description).

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


                                     INCITATIONS, INC.


Date:     November 28, 2003          By: /s/ Gordon Leliever
     --------------------------         -------------------------
                                          President; Principal
                                          Financial Officer






CERTIFICATIONS
--------------

I, Gordon Leliever, certify that:

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



Date: November 28, 2003        /s/ Gordon Leliever
      -----------------       ---------------------
                               Principal Executive and
                               Principal Accounting Officer