Form 10KSB
period 2003-12-31
OSPREY GOLD CORP
filed 2004-04-16
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-28107

                                OSPREY GOLD CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                INCITATIONS, INC.
                          (Former name of Registrant)

                   Nevada                             88-0335710
                  ---------                           ----------
     (State or Other Jurisdiction     (I.R.S. Employer Identification Number)
      of Incorporation or Organization)

 4 Princess Street, Orangeville, Ontario, Canada              L9W 3X5
 ------------------------------------------                   ------
  (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code (519) 940-8117

           Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, .0002 PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                       ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The registrant had revenues of $0 (no revenues) for the year ended December 31,2003.

      The   aggregate   market  value  of  the  voting   common  stock
held by non-affiliates of the Registrant on December 31, 2003, was approximately $15,866,455, based on the average bid and asked prices on such date of $0.60.

      The Registrant had 38,044,092 shares of common stock,.0002 par value per share, outstanding on December 31, 2003.

                                     PART I


ITEM 1.  BUSINESS


GENERAL DESCRIPTION OF BUSINESS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING, AMONG OTHER THINGS, (A) OUR ESTIMATES OF MINERAL RESERVES AND MINERALIZED MATERIAL, (B) OUR PROJECTED SALES AND PROFITABILITY,
(C) OUR GROWTH STRATEGIES, (D) ANTICIPATED TRENDS IN OUR INDUSTRY, (E) OUR FUTURE FINANCING PLANS, (F) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL,
(G) OUR LACK OF OPERATIONAL EXPERIENCE, AND (H) THE BENEFITS RELATED TO OWNERSHIP OF OUR COMMON STOCK. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE OUR FUTURE PLANS, STRATEGIES, AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD,"
"EXPECT,"   "ANTICIPATE," "ESTIMATE," "BELIEVE,"  "INTEND,"  OR  "PROJECT"
OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE
OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THE FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR
IMPLIED BY ANY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE FOUND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AS WELL AS IN THIS FILING
GENERALLY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER
"RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT
OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR AS PROJECTED.


THE COMPANY

      Osprey Gold Corp. (the "Registrant") plans to produce economically valuable minerals from the mineral properties we currently control, and from mineral properties that we may acquire in the future. We have specialized in acquiring and consolidating large, advanced exploration-stage properties with near-term production potential and future growth through exploration discoveries. Our acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Canada.

      Our seven (7) corporate directors and officers are individuals with prior management experience who specialize in exploration and development with large and small mining companies. This team has in excess of 200 years of mineral exploration, development, and gold production experience, with career tracks beginning at entry-level, then to mid-management and executive positions.

      We are in the process of transforming from a development-stage company to a company that operates its own mines. We also plan to provide joint venture opportunities to mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our partner(s). We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

      Management believes that Registrant has created the basis for a competitive minerals exploration/development and operational company through assembling a unique group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

      Registrant has at least sixty seven (67) different propertied, in two separate areas available for exploration, development and mining. The primary source of these lands is through private purchases.

      There are numerous  levels of government  regulation  associated
with the activities  of  exploration  and  mining  companies.   Permits,
which we  are maintaining  and  amending.   These  permits  are subject to
amendment or renewal during our operations. Although there is no guarantee that the regulatory agency will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, currently we have no reason to believe that necessary permits will not be issued in due course.


COMPETITION AND GOLD PRICE

      The mining industry has historically been intensely competitive.
However, over the last ten years imposition of numerous regulatory requirements and claim policies by the Government and the general exodus of major gold corporations from Canada to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineralized ground to become open for location and acquisition. Nonetheless, the increasing price of gold in 2002 and 2003 to date has led to a number of companies to begin once again to aggressively acquire claims and properties. Gold prices in 2002 increased from $278 to $349 and closed at $347. During the first quarter of 2003, the gold price reached $382 in early February before closing at $415.20 at the end of December, 2003.


CAPITAL EQUIPMENT

      In the next twelve months, we anticipate purchasing and leasing some capital equipment for mining operations, which will be support equipment for the processing and fixed facilities presently owned by the registrant. The Registrant will be leasing two Half/ton pickups, two rock dump trucks, one three yard front-end loader, one two yard front-end loader, one compressor, one electric generator, sixteen jack legs and stops, one large front-end loader, and an undetermined number of water pumps.


MINING PROPERTIES AND PROJECTS

      The following describes the existing mining or development projects found in Canada that are owned or controlled by us. Combined, they make up the 67 different properties owned by the Registrant and are in two areas. Our primary and most important mining property assets are indicated as the Lingman Lake Project and the Jerome Mine project.

Presently, only the Lingman Lake Project has been surveyed by a geologist, who has provided estimates of reserves.

========================================================================

                        REGISTRANT PROBABLE RESERVES
========================================================================


PROPERTY        PROBABLE RESERVE     GRADE    RECOVERY   PRICE   METAL RECOVERABLE
----------------------------------------------------------------------------------

Lingman Lake    1,700,000 tons       0.3 opt    94%      $400/oz    500,000 oz. au


================================================================================

      Jerome Project, CANADA
      ----------------------

Consists of 56 mining claims which cover approximately 20 miles in length by 4 miles in width. The Jerome properties are located between to major mining cities in Ontario, Canada; Sudbury and Timmins.



      Lingman Lake Project, CANADA
      ----------------------------


This property is comprised of four patented mining claims, 200 miles north of Red Lake, Ontario, just east of the Manitoba border which include the surface and mineral rights. Previous work included 105,539 feet of diamond drilling to a vertical depth of only 400 feet. A bulk sample yielded a gold grade of 0.452 ounces. The Lingman gold belt has open extensions; lateral extensions appear to correspond to the areas of IP anomalies. The defined resources are 1,700,000 tons broken down into 400,000 tons grading 0.4 ounces and the remaining 1,300,000 tons grading
0.3 ounces.  A surface stockpile of 50,000 tons grades 0.4 ounces.

      STAFFING
      --------

      Current:

Gordon Leliever, President

Douglas Budden, Vice-President

Gerald Colborne, Director

Gerald Baird, Director

A.C.A. Howe, Director

Betty North, Officer/Secretary

Douglas Young, C.F.O./Director

John Leliever, General Camp Mgr.

In the immediate future, the Registrant plans to hire numerous executive and non-executive personnel, including, but not limited to a

Sr. Chief Geologist, Mine Manager (plus his staff),
Field Operations Mgr., Sr. Geologist x 2, Data Input Technician, Field Assistant, Computer & Map Technician, Geologist & Land Mgr., General Laborers and Core Cutters.



      CERTAIN BUSINESS RISK FACTORS

      You should carefully consider the risks described below before purchasing our common stock. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.


      FORWARD-LOOKING NATURE OF RESERVE AND MINERALIZATION ESTIMATES

      Estimates of mineral reserves and of mineralized material are inherently forward-looking statements subject to error. Although estimates of proven and probable reserves are made based on a high degree of assurance in the estimates at the time the estimates are made, unforeseen events and uncontrollable factors can have significant adverse impacts on the estimates.
Actual conditions will inherently   differ  from   estimates.  The unforeseen
adverse events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, fuel price increases, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be predicted.

      *     GEOLOGIC   UNCERTAINTY  AND  INHERENT   VARIABILITY:
although the estimated reserves and additional mineralized material have been delineated with appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

      * METAL PRICE VARIABILITY: the prices for gold and other minerals fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a 10 percent change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

      * FUEL PRICE VARIABILITY: the cost of fuel can be a major variable in the cost of mining, one which is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact on operating profitability cannot be predicted.

      *     VARIATIONS IN MINING AND PROCESSING PARAMETERS:  the
parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially  affect the  estimates.  In particular,  past operations indicate  that care must be taken to ensure  that  proper ore grade control is employed  and that proper  steps are taken to
ensure that the  leaching  operations  are  executed  as  planned.   The
mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations.

      *     CHANGES IN  ENVIRONMENTAL  AND MINING LAWS AND
REGULATIONS:  Registrant believes   that  it  currently
complies   with  existing   environmental   and  mining  laws
and  regulations   affecting  its operations.  The reserve
estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and no assurance can be given that such changes will not occur in thefuture.


      WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have yet to establish  any history of  profitable  operations.
We have incurred annual operating losses of $1,918,635 up to and including the year end 2003. We expect that our revenues will not be sufficient to
sustain  our  operations  for  the   foreseeable   future.   Our
profitability will require the successful commercialization of our gold mines. No assurances can be given that we will be able to successfully commercialize our gold mines or that we will ever be profitable.

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2003. In the event that we do not obtain additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE WILL  REQUIRE  ADDITIONAL  FINANCING  TO SUSTAIN OUR
OPERATIONS  AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      We do not  currently  have  sufficient  financial  resources to fund our
operations.   Therefore,   we  need   additional   funds  to  continue  these
operations.

      The ability of the Registrant to secure sources of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of debt or sale of stock. If sufficient financing is not available or if we are unable to commercialize and sell our gold, we will need to secure another source of funding in order to satisfy our working capital needs. The amount of additional capital that we require is not known at this time as certain operational goals must be met first in order to better estimate our capital requirements. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

      THERE IS  SUBSTANTIAL  DOUBT  ABOUT OUR  ABILITY  TO  CONTINUE  AS
A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      The report of our independent accountants on our December 31, 2003 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      ENVIRONMENTAL   CONTROLS  COULD  CURTAIL  OR  DELAY  THE
EXPLORATION  AND DEVELOPMENT OF OUR MINES AND IMPOSE SIGNIFICANT COSTS ON US

      We are required to comply with numerous environmental laws and regulations imposed by federal and provincial authorities which impose guides affecting effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. Although we are currently in compliance with applicable federal and provincial environmental laws, changes in those laws in regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.

THE DEVELOPMENT AND OPERATION OF OUR MINING PROJECTS INVOLVE
NUMEROUS UNCERTAINTIES

      Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

      Development   projects  are  subject  to  the   completion  of successful
feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

      *     estimation of reserves

      *     anticipated metallurgical recoveries;

      *     future gold prices; and

      *     anticipated capital and operating costs of such projects.

      Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probably reserves and operating costs determined in feasibility studies are based on geologic and engineering analysis.

      Any of the following events, among others, could affect the profitability or economic feasibility of a project:

      * unanticipated changes in grade and tonnage of ore to be mined and processed;

      *     unanticipated adverse geotechnical conditions;

      *     incorrect data on which engineering assumptions are made;

      *     costs   of  constructing  and  operating  a   mine  in  a
specific
            environment;

      *     availability and cost of processing and refining facilities;

      *     availability of economic sources of power;

      *     adequacy of water supply;

      *     adequate access to the site;

      *     unanticipated transportation costs;

      * government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

      *     fluctuation in gold prices; and

      *     accidents, labor actions and FORCE MAJEURE events.

      Adverse effects on the operations or further development of a project may also adversely affect our business, financial condition, results of operations and cash flow.

      GOLD EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE

      Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold explorations, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

      * the identification of potential gold mineralization based on superficial analysis;

      * the quality of our management and our geological and technical expertise; and

      *     the capital available for exploration and development.

      Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of reserves, the expansion of our existing reserves and the development of mines.


      MINERAL EXPLORATION IS HIGHLY SPECULATIVE

      Exploration for minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology. No assurance can be given that any of the exploration targets on the properties we own, lease or acquire contain (or will contain) commercially mineable mineral deposits.


      THE PRICE OF GOLD AND AND OTHER MINERALS ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF GOLD AND OTHER MINERALS CAN HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      The profitability of gold and mineral mining operations is directly related to market prices. The market prices of gold other minerals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold and other minerals from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold or other minerals makes such exploration economically feasible and, subsequently, incur losses because the price of gold or other minerals decreases. We cannot predict the market price or fluctuations of the gold or copper price.

      MINING  RISKS  AND  INSURANCE   COULD  HAVE  AN  ADVERSE   EFFECT
ON  OUR PROFITABILITY

      Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although we currently maintain insurance to ameliorate some of these risks, no assurance can be given that such insurance will continue to be available at economically feasible rates, or that our insurance is adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties.


      WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF EITHER OF THEM MAY HAVE AN ADVERSE EFFECT

      We are dependent on the services of certain key executives, including Gordon Leliever, President and Director, Doug Budden, Vice President and Director and Douglas Young, C.F.O. and Director.
The loss of any of these individuals
could have a material adverse effect on our business and operations. We currently do not have key person insurance on these individuals.


      THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL

      The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 2 years has been between $2.50 (high) and $0.34(low). In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.


      PENNY STOCK REGULATION EFFECT OUR STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR STOCK

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the
Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the
exchange  or  system).   The  penny  stock  rules require  a
broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealers make a special written determination that the penny stock is a suitable investment for the purchaser's written agreement to the transaction.
These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rule. Our securities will be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2.  PROPERTIES

      Our principal executive office is located at 4 Princess Street, Orangeville, Ontario L9W 3V5 and our Field Office is Gogama Camp,
P.O. Box 68, Gogama, Ontario.  Both properties are owned by the registrant.

      Registrant's business is related to mineral properties, which are described more specifically in Item 1 above.

      We consider our existing facilities to be adequate for our foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

      None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been publicly traded since 2001. However, prior to April, 2003, the registrant was an inactive company in regards to trading. It was not until present management took over the operations of the Registrant that an active market began in the trading of our securities. Therefore, only 2003 are included, as the shares of the Registrant have only been actively trading since April, 2003. The securities are traded on the over-the-counter market, and quoted on the Nasdaq Electronic Bulletin Board under the symbol "OSGL." The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent
inter-dealer  prices,   without  retail  markups, markdowns or
commissions and may not necessarily represent actual transactions.


            YEAR 2003                                 HIGH       LOW
           ----------------------------------------- ---------- ---------
            First quarter                              $2.50      $2.50
            Second quarter                             $2.50      $1.50
            Third quarter                              $0.63      $0.34
            Fourth quarter                             $0.75      $0.49




      On December 31, 2003, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.60 per share. On December 31, 2003, we had in excess of 390 beneficial stockholders of our common stock and 38,044,092 shares of our common stock were issued and outstanding.


DIVIDENDS

      We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

RECENT SALES OF UNREGISTERED SECURITIES

      The following table provides the sales of unregistered securities for the past year.

                                                 VALUE
                               SHARES ISSUED     RECEIVED
                                                 PER SHARE     SHARE PRICE
                              -------------   ------------  ---------------

FIRST QUARTER 2003


SECOND QUARTER 2003


THIRD QUARTER 2003                13,000,000     (see item 2 below)


FOURTH QUARTER 2003               10,000,000     (see item 1 a and b below)



(1 a)   Registrant  purchased the Lingman Lake assets for $6,000,000 CDN to be paid with 8,000,000 shares and a 3% NSR (1% NSR for Lucien Cool and 2% NSR to Boardwalk Creation Ltd.) The Registrant takes the position that the delivery of the shares in exchange for the properties was an exempt transaction (all shares were delivered to non US residents or citizens).

(1 b)   Registrant purchased the "Watershed Gogama Camp" facility also known as the Boardwalk Camp for $1,500,000 CDN to be paid with 2,000,000 shares and a non-interest bearing Demand Note in the amount of $500,000 US and which has a 2% NSR on all minerals and industrial products and Harvesting Rights being retained by Domtar Inc.


(2) Registrant purchased four separate mining claims in the Red Lake Mining Division in the Province of Ontario, Canada.

      The registrant believes that all transactions were transactions not involving any public offering within the meaning of
Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled "Risk Factors". Please see the statements contained under the Section entitled "Forward-Looking Statements."


OVERVIEW

      Osprey Gold Corp. is a mineral-property  development company
specializing in acquiring and consolidating mineral   properties  with
production   potential  and  future  growth  through exploration
discoveries. Acquisition and development emphasis is focused on properties containing gold and other strategic minerals that are located in Canada. Presently our primary mining property assets consist of the operation of two areas, the Lingman Lake and the Jerome Mine, which contain encompass all of the sixty seven (67) different claims purchased.

      Registrant purchased the Lingman Lake patents in 2003 for a value of $200,000 which was paid for in shares in the amount of 13,000,000 shares and a 2% NSR). The Company has been working to obtain operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production and gold recovery, 2) significantnew new gold production from initiating open pit and possibly underground mining, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing rocks. The total value of the gold sales over the mine life, at a $400 gold price, is estimated to be $200,000,000 (US). The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, capital costs, including reclamation bonding, based upon industry standards at this time, should be $263 per oz. (US) or, based upon the 500,000 oz. production, of $131,500,000.00. This would realize a profit for the registrant, assuming all assumptions are correct, of approximately $68,500,000 (US).

      The Company has a history of operating losses and we expect to continue to incur operating losses in the near future as we initiate mining operations at our two mining areas where our 67 properties are located and conduct additional exploration in their vicinities. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the various properties owned by the Registrant. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Registrant's gold mining operations. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

      The report of our independent accountants on our December 31, 2003 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.
As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of Notes to Financial Statements.

      Several of those critical accounting policies are as follows:

      PROVEN AND PROBABLE ORE RESERVES. On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the ore. Management's calculations of proven and probable ore
reserves are based on, along  with  independent  consultant   evaluations,
in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

      In  2003  Frank Puskas  was contracted to do an independent technical  review of our reported mine reserves.  In conducting  the
assignment,  they reviewed   and   examined   geologic,
geostatistical,    mining,   processing, environmental,  and economic
information and data supplied by the registrant. The reports were prepared in accordance with industry-accepted practices. Based on this review, the geologist believes that Registrant has reasonable basis for concluding that reserves exist at its properties. The estimated reserves are at probable levels of assurance for Its properties. The geologist found that enough information exists to delineate mineralized material under the SEC terminology. They further found that with some additional modeling and analysis, some of this mineralized material could be reclassified as a probable reserve.

      Reserve estimates will change as existing reserves will be depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in reserves may also require revision based on actual production experience once production commences.

      Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomic to exploit. Should that occur, restatements or reductions in reserves and asset write-downs in the applicable accounting periods may be required. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

      DEPRECIATION AND DEPLETION. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.

      IMPAIRMENT OF LONG-LIVE ASSETS. Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

      Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.

      ENVIRONMENT MATTERS. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate.
Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

	The Registrant conducted no actual mining operation in 2002 or 2003. The Registrant concentrated its business efforts in obtaining ownership of the 67 mining claims acquired, as set forth herein. As such, it had no revenues as described in the financial statements, attached hereto. Expenditures were only related to the purchase of the Registrant's assets.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Registrant's present management took control of the company on April 13, 2003 , our expenses have exceeded sales
resulting  in an  accumulated  deficit of  approximately   $1,918,635 on
December  31, 2003.

     As of December 31, 2003, we had $1,157.00 in cash. A significant portion of the working capital will be allocated to the 67 mining claims in the two major areas of operation. We anticipate total expenditures for year 2004 for general and administrative expenses to be approximately $650,000 and at this time are unable to estimate what our costs of operations expenses may be. The amount spent for this expense will be directly affected by our capital raising ability.


These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.

      During 2003, our liquidity needs were met from funds provided by shareholders, including Boardwalk Creation, Ltd. As of December 31, 2003 the Company had 38,044,092 shares of common stock outstanding, which the Company has recognized as $9,244,455 of paid in capital including cash and services. As of December 31, 2003, the Company had current assets of $7,990,043 compared to current liabilities of $651,042 resulting in a working capital deficit of $650,000.(See Note 1
of Financial Statements).   Total current liabilities increased
approximately $260,000.

    	We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      We are investigating potential financing sources and are in discussions with potential joint venture partners.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements appear beginning at page
F-1.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

a) During registrant's most recent two fiscal years, as well as the subsequent interim period through December 31, 2003, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

             (2) During Registrant's most recent two years, as well as the subsequent interim period through September 30, 2003, Julito
Longkines, CPA did not advise the Company of any of the matters identified in paragraph a)(1)(iv)(B)of Item 304 of Regulation S-B.

             (3) Julito Longkines, CPA furnished a letter addressed to the SEC, stating his resignation as the registrant's auditor on January 26, 2004, and agreed with the statements made by the Registrant and, if not, stating the respects in which it does not agree.

      b)    New Independent Accountants

      On January 26, 2004, Registrant engaged Stephen Diamond, CA, as its principal accountant to audit the Company's financial statements. Registrant did not consult with Mr. Diamond on any matters described in paragraphs (a)(2)(i) and (a)(2)(ii) of Regulation S-B during the Company's two most recent fiscal years or any subsequent interim period prior to engaging his services.

c) The change of independent accountants was approved by the Company's Board of Directors on January 26, 2004.

                               OSPREY GOLD CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

                             FINANCIAL STATEMENTS

                        INDEX TO FINANCIAL STATEMENTS

a.	Financial statements for Osprey Gold Corp. (formerly known
as Incitations, Inc.) for the fiscal year ended December 31, 2003

Independent Auditor's Report                    F-3

Balance Sheet                                   F-4

Statements of Operations                        F-5

Statement of Changes in Stockholders' Equity	F-6

Statement of Cash Flow                          F-7

Notes to Financial Statements                   F-8 - F-16

                             OSPREY GOLD CORP.
                         (formerly INCITATIONS, INC.)

                       REPORT ON   FINANCIAL STATEMENTS

                            DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT


To: 	The Board of Directors and Stockholders of
        Osprey Gold Corp.



I have audited the accompanying   balance sheet of Osprey Gold Corp. as of
December 31, 2003 and the related   statements of operations, changes in
stockholders' deficit, and cash flows for the years ended December 31, 2003 and
2002.  These   financial statements are the responsibility of the Company's
management.  My responsibility is to express an opinion on these   financial
statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly, in
all material respects, the   financial position of Osprey Gold Corp.  as of
December 31, 2003 and the results of their   operations and their cash flows
for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying   financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2003, the Company has negative working capital of $149,885 an accumulated deficit of $1,918,635 and a total stockholders' equity of $7,339,001 and for the year ended December 31, 2003 incurred a net loss of $1,218,503 all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to
these matters are also described in Note 1.  The   financial statements do not
include any adjustments that might result from the outcome of this uncertainty.



Toronto, Ontario, Canada	Stephen A. Diamond
April 2, 2004                   Chartered Accountant

                               OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                                BALANCE SHEET
                                 DECEMBER 31,


Assets                                          2003           2002

Current Assets
   Cash                                         $    1,157     $    -
                                                ----------     ---------
     Total current assets                            1,157          -
                                                ----------     ---------
Mining Properties (Note 2 )                      7,988,886          -
                                                ----------     ---------
Total assets                                    $7,990,043     $    -
                                                ==========     =========


Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable and accrued liabilities     $    41,512     $ 158,891
   Advances from related parties                    109,530       234,836
                                                -----------     ---------
      Total current liabilities                     151,042       393,727
Note payable (Note 7)                               500,000          -
                                                -----------     ---------
      Total liabilities                             651,042       393,727
                                                -----------     ---------


Stockholders' Equity
   Common stock - authorized 300,000,000
shares Issued and outstanding 38,044,092
shares outstanding at December 31, 2003 and
27,142,325  at  December 31,2002 respectively        13,181         5,428
   Additional paid in capital                     9,244,455       300,977
   Development stage accumulated deficit         (1,918,635)     (700,132)
                                                -----------     ---------
Total stockholders' equity                        7,339,001      (393,727)
                                                -----------     ---------

                                                $ 7,990,043     $    -
                                                ===========     =========

See accompanying notes to financial statements.

                             OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                           STATEMENTS OF OPERATIONS
           For the Years ended December 31, 2003 and 2002 and from
                        Inception to December 31, 2003


                                                             Inception
                                                             (March 28, 1995)
                                                             to December
                                    2003         2002        31, 2003
-----------------------------------------------------------------------------
Revenues                           $             $    -      $      -
                                   -----------   ---------   -----------

Costs and expenses:
    Compensation expense               571,959        -          571,959
    Consulting fees                    405,643        -          405,643
    Exploration and
     property investigation             37,291        -           37,291
    Foreign currency (gain) loss       570,265        -          570,265
    General and administrative          25,946      17,938        43,884
    Professional fees                   36,308      70,149       106,457
    Travel                              10,736        -           10,736
                                   -----------   ---------   -----------
    Loss from operations            (1,658,148)    (88,087)   (1,746,235)
                                   -----------   ---------   -----------

Other income (expense)
   Forgiveness of debt (Note)          439,645        -          439,645
                                   -----------   ---------   -----------
Net loss                           $(1,218,503)  $ (88,087)  $(1,306,590)
                                   ===========   =========   ===========
Weighted average number of shares   13,981,592     542,847
                                   -----------   ---------

Basic and fully diluted
earnings per share                 $     0.088   $    0.16
                                   -----------   ---------

See accompanying notes to financial statements.

                                OSPREY GOLD CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           (formerly INCITATIONS, INC.)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years ended December 31, 2003 and 2002 and from
                          Inception to December 31, 2003




                                    Common          Common     Additional
                                    stock Number    stock      Paid in      Accumulated
                                    of shares       amount     Capital      Deficit
                                    ------------    ---------- ------------ -------------
                                         #            $            $            $
                                    ------------    ---------- ------------ -------------


Balance December 31, 1999               489,266         4,892       33,608      (435,067)
Net loss December 31, 2000                 -             -            -          (81,301)
                                    ------------    ---------- ------------ -------------
Balance December 31, 2000               489,266         4,892       33,608      (516,368)
Conversion of loan payable to stock      53,581           536      267,369          -
Net loss December 31, 2001                 -             -            -          (95,677)
                                    ------------    ---------- ------------ -------------
Balance December 31, 2001               542,847         5,428      300,977      (612,045)
Net loss December 31, 2002                 -             -            -          (88,087)
                                    ------------    ---------- ------------ -------------
Balance December 31, 2002               542,847         5,428      300,977      (700,132)
Additional shares issued due to
reverse stock split                       1,245             1         -             -
Common stock issued for mining
 claims at $0.013 per share          18,000,000         3,600      115,078          -
Common stock issued for mining
 claims at $0.52 per share           13,000,000         2,600    6,757,400          -
Common stock issued for services
 at $0.067 per share                  6,000,000         1,452    1,296,100          -
Common stock issued to company
 officers at $0.62 per share            500,000           100      309,900          -
Fair value of options granted              -             -         465,000          -
Net loss December 31, 2003                 -             -            -       (1,218,503)
                                    ------------    ---------- ------------ -------------
Balance December 31, 2003            38,044,092        13,181    9,244,455    (1,918,635)
                                    ============    ========== ============ =============




See accompanying notes to financial statements.

                               OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                            STATEMENT OF CASH FLOW
             For the Years ended December 31, 2003 and 2002 and
                      from Inception to December 31, 2003





                                                                            Inception
                                                                            (March 28,
                                                                            1995) to
                                                                            December 31,
                                                   2003         2002        2003
                                               ------------  -----------   ------------

Cash flows from operating activities:
   Net loss                                    $(1,218,503)  $  (88,087)   $(1,306,590)
   Increase (decrease) in current liabilities
     Accounts payable and accrued liabilities     (117,379)      59,846        (57,533)
     Advances from related parties                (125,306)      25,336        (99,970)
                                               ------------  -----------   ------------
Net cash used in operating activities           (1,461,188)      (2,905)    (1,464,093)
                                               ------------  -----------   ------------
Cash flows from investing activities:
   Purchase of mining properties                (7,988,886)        -        (7,988,886)
                                               ------------  -----------   ------------
Net cash used in investing activities           (7,988,886)        -        (7,988,886)
                                               ------------  -----------   ------------

Cash flows from financing activities
   Notes and loans from stockholders               500,000         -           500,000
   Issuance of common stock                          7,753         -             7,753
   Increase in additional capital                8,943,478         -         8,943,478
                                               ------------  -----------   ------------
Net cash provided by financing activities        9,451,231         -         9,451,231
                                               ------------  -----------   ------------
   Net increase in cash                              1,157         -             1,157

Cash and cash equivalents, beginning of the year      -            -              -
                                               ------------  -----------   ------------

Cash and cash equivalents, end of the year,     $    1,157   $     -        $    1,157
                                               ============  ===========   ============



See accompanying notes to financial statements.

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


1. Organization and Summary of Significant Accounting Policies

Reporting Entity
----------------

ORGANIZATION AND DESCRIPTION OF BUSINESS

Osprey Gold Corp. ("Osprey" or the "Company") was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name respectively. Prior to the merger in September 1999 (Note 4), the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. After the change in control on April 22, 2003, the Company is in the process of acquiring mining claims and property
The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

2. Summary of Significant Accounting Policies

Cash Equivalents

The company considers cash equivalents to be cash as well as short term investments.

Mining Properties and Deferred Expenditures

Significant payments related to the acquisition of land and mineral rights are capitalized as mining properties at cost. If a mineral ore body is discovered, such costs are amortized to income when production begins, using the unit of production method, based on estimated proven and probable reserves. If no mineral ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Expenditures for new facilities and improvements that can extend the useful lives of existing facilities are capitalized as plant and equipment at cost.

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-con't

Mineral exploration costs are charged to income in the year in which they are incurred. When it is determined that a mining property can be economically developed as a result of established proven and probable reserves, the costs of further exploration and development to further delineate the ore body on such property are capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies, which indicate whether a property is economically feasible. Upon the commencement of the commercial production of a development project, these costs are transferred to the appropriate asset category and are amortized to income using the unit of production method.

The recoverability of the amounts capitalized in respect of non producing mining properties is dependant upon the existence of economically recoverable reserves, the ability of the company to obtain the necessary financing to complete the exploration and development of the properties, and upon future profitable production or proceeds from the disposition of the property.

Foreign Currency Translation

Monetary assets and liabilities denominated in a currency other than US dollars are translated into US dollars using the exchange rate in effect at the year end. Non monetary assets and liabilities are translated at historical exchange rates while revenues and expenses are translated at the average exchange rate during the year. Exchange gains and losses are included in income.

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-con't

Income Taxes

Under FASB Statement No. 109, Accounting for income taxes, deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period of deferred tax assets and liabilities.

Stock Based Compensation

The company accounts for its stock option grants based on the recognition and measurement principles of FAS 123. The application of FAS 123 results in compensation expense being recorded in these financial statements. Applying FAS 123 to stock compensation results in the equity instruments being measured and recognized at their fair value and the compensation cost being the excess of that amount over any amount paid.

Loss per common share is computed using the weighted-average number of common shares outstanding during each period.

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


3.  Mining Properties

During the year the company acquired 55 mining claims, comprising 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. These claims were acquired in exchange for 18,000,000 common shares of the Company for a fair value of approximately $6,489,000.

The Company acquired the Watershed-Gogama Gold Camp, a facility to house and administer the company's mining operations from a shareholder. The acquisition was valued at $1,500,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. The shares were issued subsequent to year end.

The value of the asset has been recorded as approximately $1,500,000.

4. Equity

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

On September 3, 1999, the Company cancelled 562 common shares and credited the paid-in capital for the original par value.

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


Equity-con't

On September 13, 1999, the Company effected a 17.784 for 1 reverse stock split. The financial statements reflect the stock splits on a retroactive basis.

On September 22 and 23, 1999, the Company cancelled 50,693 and 7,672 common stock, respectively, and credited the paid-in capital for the original par value.

In accordance with the merger agreement, the Company issued 450,000 common shares at $0.05 per share to the former owner of MFCC in exchange for all issued and outstanding shares of MFCC

In April 2001, the par value of the Company's common stock was changed from $0.001 to $0.0002 per Certificate of Amendment to the Articles of Incorporation.

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

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


5. Stock Based Compensation

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

Risk-free interest rate

- 6%Expected life - 3 years Expected volatility
- 3.294
Dividend yield
- 0%

Based on the foregoing option-pricing model, a compensation expense of $465,000 for the options issued has been recorded with a corresponding credit to paid-in capital.


6.  Business Combination

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

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


Business combination-con't

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

7. Advances from Shareholders

The advances from shareholder are unsecured and non-interest bearing with no specific terms of repayment.

8.Change in Control

On April 22, 2003, the sale to an unrelated party of the majority shareholder's stock in the company was closed and the proceeds were used to pay the accounts payable. The unpaid amounts totaling $402,625 were forgiven by the creditors.

9.  Notes and Loans due Stockholders

The note payable is due on demand and non-interest bearing. The shareholder has indicated that no demand for repayment will be made in the current year and as such the note is shown as long term.

The note payable is due on demand and non-interest bearing. The shareholder has indicated that no demand for repayment will be made in the current year and as such the note is shown as long term.

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


10. Recent Accounting Pronouncements

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

(c)
SFAS No. 149. SFAS No. 147, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts.
 The statement is effective for contracts entered into or modified after December 31, 2003 and is not expected to have a material impact on the Company's financial statements.

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

                              OSPREY GOLD CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         (formerly INCITATIONS, INC.)
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003


Recent Accounting Pronouncements-con't

(e)
FASB Interpretation No. 45 (FIN 45)
In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the Company's financial statements.

11. Comparative Figures

Comparative figures were reported on by another certified public accountant without reservation.

12. Income Taxes

The company has non-capital loss carry forwards of approximately
$1,554,500, which may be carried forward to reduce future years' taxable income. These losses expire as follows:

1997 $    3,949
1998      2,380
1999     64,587
2000     81,301
2001     95,677
2002     88,087
2003  1,218,503
     ----------
     $1,554,484

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of Osprey Gold Corp. as of March 31, 2004:

          NAME             AGE     POSITION
 ----------------------  ------- --------------------------------------

Gordon Leliever            71      President & Director
Douglas Budden             72      Vice President & Director
Gerald Colborne            80      Director
Gerald Baird               63      Director
A.C.A. Howe                75      Director
Betty North                54      Officer, Secretary
Douglas Young              73      C.F.O. & Director

Gordon Leliever, was born in the mining town of Kirkland Lake, Ontario, Canada. At the age of 17 he went into the mining business as a prospector and explorer. Mr. Leliever has been president of many exploration companies formed in Canada and in his 40's he eventually his attention in mining worldwide. He went into personal bankruptcy on May 12, 1999 and received an Absolute Discharge on May 23, 2001.

Douglas Budden, brings to the company many years of experience in administration and management of small to mid-sized exploration companies in Northern Ontario, Canada.

Gerald Colborne, B.Sc., M.Sc, P.Eng. is a registered professional engineer with many years of experience. He has held various governmental positions in Canada, including serving as Deputy Minister of Saskatchewan's Industry & Commerce. In the private sector he has held the position of Director of the Royal Bank's Mining Industry Dept. and V.P. of the Mineral Resources Division of Abitibi Price. He has also acted as a consultant with assignments for the United Nations. During his career he has spent much time working and consulting throughout the world. He went into personal bankruptcy in July 1999 and received an Absolute Discharge in January 2001.

Gerald Baird has been in the construction business since 1962. He is semi-retired and will be advising the company on construction matters and open-pit mining.

A.C.A. Howe, P.Eng. is an engineer who graduated with a B.Sc. from Imperial College and an A.R.S.M. at the Royal School of Mines in London, England in 1949. He is a registered professional engineer of Ontario, Canada and Fellow of the Canadian and Australian Mining and Metallurgical Societies. During his career as a consultant he was in charge of exploration for several mines in Canada, England, Australia and Indonesia. He has served as an officer and director of several mining companies during his career.

Betty North, has 24 years in the administration area of various Canadian mining companies both private and public and 4 years in retail management and sales.

Douglas Youngs has over 40 years experience in corporate management and financing. He is a graduate of the University of Toronto, Harry Red Foster School of Advertising and Marketing, Imperial Oil Management courses and General Motors (United States) Modern Merchandising and Management Courses School of Financial Analysis. He served with Imperial Oil for two years and nine years with General Motors Corporation as merchandising manager. From 1964 to present, he has invested in numerous start-up companies and managed them to a healthy financial condition. He is current Chairman and CEO of Pure Pac International, Tape Guard International Ltd. and Speycreek Tree Farms.


DIRECTORS

      Our Board of Directors consists of six seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

COMPENSATION OF DIRECTORS


      CASH COMPENSATION. At the present time the Board of Directors is not compensated in cash. A Resolution was passed on September 30, 2003 whereby the existing directors were to receive 100,000 shares. As of December 31, 2003 none of these shares had been issued.



COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

      Section  16(a)  of the  Securities  Exchange  Act  of  1934
requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

      Based on available information, we believe that all filings with respect to Section 16(a) are not now current. The officers, directors and controlling persons will, based upon information furnished the registrant, file appropriate information with the SEC shortly.



ITEM 10.  EXECUTIVE COMPENSATION

A resolution was passed September 30, 2003 for officers to receive a maximum option of 250,000 exercisable at 40% below the "Bid Price" at the time of purchase over a three year period, expiring on September 29, 2006.

                             NUMBER OF
                            SECURITIES    %OF TOTAL
                            UNDERLYING    GRANTED TO
                              OPTIONS    EMPLOYEES IN  EXERCISE OR  EXPIRATION
NAME                          GRANTED    FISCAL YEAR   BASE PRICE   DATE
--------------------------------------  ------------- ------------- -----------

None have been exercised as of December 31, 2003.



EMPLOYMENT AGREEMENTS

	None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at December 31, 2003 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 38,044,092 common shares issued and outstanding at December 31, 2003 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at December 31, 2003 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                  EXERCISABLE
                                   SHARES OWNED     OPTIONS     PERCENTAGE
                                  --------------  ------------  --------
----
Boardwalk Creation Ltd.             12,050,000                   31.67%
Douglas Budden.*.....                  300,000                     .79%
Gordon Leliever *                      100,000                   .0026%
Gerald Baird *                         100,000                   .0026%
Arthur Howe *                          100,000                   .0026%
Gerald Colborne *                      100,000                   .0026%

---------------
*     Represents less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTIES

Boardwalk Creation Ltd. has acquired properties and sold them to Osprey for stock. It also acts in an administrative management capacity.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

      (A)(3)        EXHIBITS.


EXHIBIT NO.  DESCRIPTION
-----------------------
10(A and B) Agreements to Purchase Lingman Lake Project (includes separate mining claims)

      (B)   REPORTS ON FORM 8-K.

      8-K   Filed May 15, 2003

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date: April 13, 2004                Osprey Gold Corp.

                                   By:   /s/ GORDON LELIEVER
                                       ---------------------------------
                                         President and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE



/s/ DOUGLAS C. YOUNG          Chief Financial officer           April 14, 2004
--------------------------




/s/  DOUGLAS BUDDEN           Director, Vice President          April 14, 2004
--------------------------



/s/ GERALD COLBORNE                                             April 14, 2004
--------------------------
 Director


/s/ GERALD BAIRD                                                April 14, 2004
--------------------------
 Director


/s/ A.C.A. HOWE                                                 April 14, 2004
--------------------------
  Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual of Gold Osprey Gold Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the " Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Gordon Leliever
-------------------------------
President,

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

      I, GORDON LELIEVER, PRESIDENT, certify that:

      1. I have  reviewed  this Annual  Report on Form 10-KSB of Osprey
Gold Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 13, 2004                         By:   /S/ GORDON LELIEVER
                                                 -----------------------
                                                    President

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

      I, DOUGLAS C. YOUNG, certify that:

      1.    I have reviewed this Annual Report on Form 10-KSB of Osprey
Gold Corp.

      2. Based on my Knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 13, 2003                         By:   /S/ Douglas C. Young
                                                 -----------------------
                                                  Chief Financial Officer