Form 10QSB
period 2004-03-31
OSPREY GOLD CORP
filed 2004-05-18
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    March 31, 2004
                                        --------------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ___________ to ______________

                   Commission file number      000-28107
                                         ---------------------

                               OSPREY GOLD CORP.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 NEVADA                                88-0335710
      -----------------------------             -----------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

4 Princess Street, Orangeville, Ontario, Canada          L9W 3X5
 ------------------------------------------              -------
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

      As of March 31, 2004, 38,044,092 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

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

                                 March 31, 2004

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                          (A Development Stage Company)


                                    CONTENTS


                                                        PAGE
INTERIM FINANCIAL STATEMENTS

Balance Sheet                                            I

Statement of Operations                                  II

Statement of Stockholders' Equity (Deficit)              III

Statement of Cash Flows                                  IV

Notes to Financial Statements                           V - X

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                                  BALANCE SHEET

                                               MARCH 31, 2004  December 31,2003
ASSETS                                            (UNAUDITED)
--------------------------------------------------------------------------------
Current Assets
  Cash                                           $        781     $      1,157
--------------------------------------------------------------------------------

Total current assets                                      781            1,157
--------------------------------------------------------------------------------
Mining Properties                                  13,988,886        7,988,886
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $ 13,989,667     $  7,990,043
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities         $     85,736     $     41,512
Advances from related parties                         207,162          109,530
--------------------------------------------------------------------------------
Total current liabilities                             292,898          151,042
Note payable                                          500,000          500,000
--------------------------------------------------------------------------------
Total liabilities                                     792,898          651,042
--------------------------------------------------------------------------------

Stockholders' Equity
Common stock - authorized 300,000,000 shares
Issued 48,069,092 (2003- 38,044,092)                   52,953           13,181
Contributed surplus                                15,469,746        9,244,455
Development stage accumulated deficit              (2,325,930)      (1,918,635)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        (13,196,769)      (7,339,001)
--------------------------------------------------------------------------------

                                                 $ 13,989,667     $  7,990,043
================================================================================

See accompanying notes to financial statements.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                            STATEMENTS OF OPERATIONS

                                                THREE MONTHS                               Inception
                                               ENDED MARCH 31,  Three months ended    (March 28, 1995) to
                                                    2004          March 31, 2003         March 31,2004
                                                      $                  $                     $
----------------------------------------------------------------------------------------------------------
REVENUES                                                --               --                       --
----------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
Compensation expense                                    --                                   571,959
Consulting fees                                     27,000                                   432,643
Exploration and property investigation              62,353                                    99,644
Foreign currency (gain) loss                          (386)                                  569,879
General and administrative                          52,543            8,898                   96,427
Professional fees                                   15,721                                   122,178
Travel                                                  --                                    10,736
----------------------------------------------------------------------------------------------------------
Loss from operations                              (157,232)          (8,898)              (1,903,466)
----------------------------------------------------------------------------------------------------------

Other income (expense)
Forgiveness of debt                                     --                                   439,645
----------------------------------------------------------------------------------------------------------

NET LOSS                                          (157,232)          (8,898)              (1,463,821)
==========================================================================================================

Weighted average number of shares               24,192,009
----------------------------------------------------------------------------------------------------------

Basic and fully diluted earnings per share     $     0.006
----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                                                                       Additional
                                                  Common stock        Common stock       Paid in      Accumulated
                                                Number of Shares         Amount          Capital        Deficit
                                                       #                    $               $              $
-------------------------------------------------------------------------------------------------------------------

Balance December 31, 2003                            38,044,092           13,181        9,244,455       (1,918,635)
Net loss for the period                                      --               --               --         (157,232)
Adjustment to contributed surplus                            --           31,747          218,316         (250,063)
Common stock issued for services                         25,000               25           14,975               --
Common stock issued for mining assets                10,000,000            8,000        5,992,000               --
-------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2004                               48,069,092           52,953       15,469,746       (2,325,930)
===================================================================================================================

Balance December 31, 2002                            27,142,325           27,384          278,571         (700,132)
Net loss for the period                                      --               --               --           (8,898)
-------------------------------------------------------------------------------------------------------------------
Balance March 31, 2003                               27,142,325           27,384          278,571         (709,030)
===================================================================================================================

See accompanying notes to financial statement.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                             STATEMENT OF CASH FLOW
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                                                                        Inception
                                                                                   (March 28, 1995) to
                                                         2004              2003       March 31, 2004
                                                          $                 $              2002
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (157,232)          (8,898)        (1,463,821)
  Increase (decrease) in current liabilities
    Accounts payable and accrued liabilities            44,224            8,898            (13,309)
    Advances from related parties                       97,632                              (2,338)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                  (15,376)              --         (1,479,468)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mining properties                 (6,000,000)                        (13,988,886)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES               (6,000,000)                        (13,988,886)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Notes and loans from stockholders                                                      500,000
    Adjustment to contributed surplus                 (250,063)                           (250,063)
    Issuance of common stock                            39,772                              47,525
    Increase in additional capital                   6,225,291                          15,168,769
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            6,015,000                          15,466,231
--------------------------------------------------------------------------------------------------------

  NET (DECREASE) INCREASE IN CASH                         (376)              --             (2,123)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,157                               2,123
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   781               --                 --
========================================================================================================

See accompanying notes to financial statements.

                               . OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY

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

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS


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

Stock Based Compensation

The company accounts for its stock option grants based on the recognition and measurement principles of FAS 123. The application of FAS 123 results in compensation expense being recorded in these financial statements. Applying FAS 123 to stock compensation results in the equity instruments being measured and recognized at their fair value and the compensation cost being the excess of that amount over any amount paid.Loss Per Common Share

      Loss per common share is computed using the weighted-average number of common shares outstanding during each period.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (FORMERLY INCITATIONS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS

3.  MINING PROPERTIES

During the period the company acquired additional mining assets located in the Lingman Lake area. The Company acquired the Watershed-Gogama Gold Camp, a facility to house and administer the company's mining operations from a shareholder. The acquisition was valued at $1,500,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000.

4.  STOCK BASED COMPENSATION

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

5.  NOTES AND LOANS DUE STOCKHOLDERS

The note payable is due on demand and non-interest bearing. The shareholder has indicated that no demand for repayment will be made in the current year and as such the note is shown as long term.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2004 included herein and our financial statements at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Company Background

Incitations, Inc. (the "Company"), a Nevada corporation, had its principal offices at 35 Commerce Road, Orangeville, Ontario L9W 3X5 Canada. The telephone number was (514) 940-8117. Through March 31, 2004 the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $781.00, total assets of $13,989,667.00 and current liabilities of $292,898.00. The Company's net losses to date are $1,463,821.00.

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

CURRENT OVERVIEW

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

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2004

            The Registrant conducted no actual mining operation the first quarter Of the 2004 fiscal year. The Registrant concentrated its business efforts in obtaining ownership of the 67 mining claims acquired, as set forth herein. As such, it had no revenues as described in the financial statements, attached hereto. Expenditures were only related to the purchase of the Registrant's assets.

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

ITEM 3. CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)  Changes  in  Internal  Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K.

Exhibit No.  Exhibit Name/Description
----------   -------------------------------


      31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OSPREY GOLD CORP.


Date:     May 15, 2004                  By: /s/ Gordon Leliever
     --------------------------         -------------------------
                                          President; Principal
                                          Financial Officer