Form 10QSB
period 2004-06-30
OSPREY GOLD CORP
filed 2004-08-19
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC
                                      20549

                                   FORM 10-QSB

(Mark One)

                 |X| Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

      |_| Transition report under Section 13 or 15(d) of the Exchange Act

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

                                 Yes |_|   No |X|
                                  ------  ------

      As of August 19, 2004, 160,346,155 shares of the issuer's common stock, par value $.0002 per share, were outstanding.

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

                                  Jun 30, 2004

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


                                                       PAGE
INTERIM FINANCIAL STATEMENTS

Balance Sheet                                            I

Statement of Operations                                  II

Statement of Stockholders' Equity (Deficit)              III

Statement of Cash Flows                                  IV

Notes to Financial Statements                           V - X

                   Microsoft Word 10.0.2627;OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (formerly INCITATIONS, INC.)
                                  BALANCE SHEET

                                                   June 30, 2004      December 31,
         ASSETS                                      (Unaudited)         2003
-----------------------------------------------------------------------------------
Current Assets
   Cash                                            $     62,623        $      1,157
   Prepaid expenses                                       5,205                  --
-----------------------------------------------------------------------------------
Total current assets                                     67,828               1,157
-----------------------------------------------------------------------------------
Automobile                                                9,889                  --
Mining Properties                                    14,109,390           7,988,886
-----------------------------------------------------------------------------------
Total assets                                       $ 14,187,107        $  7,990,043
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities           $     52,546        $     41,512
Advances from related parties                           207,558             109,530
Total current liabilities                               260,104             151,042
Note payable                                            500,000             500,000
-----------------------------------------------------------------------------------
Total liabilities                                       760,104             651,042
-----------------------------------------------------------------------------------

Stockholders' Equity
Common stock - authorized 300,000,000 shares
Issued 104,084,092 (2003- 38,044,092)                    58,212              13,181
Contributed surplus                                  19,627,630           9,244,455
Development stage accumulated deficit                (6,258,839)         (1,918,635)
-----------------------------------------------------------------------------------
Total stockholders' equity                           13,427,003           7,339,001
-----------------------------------------------------------------------------------
                                                   $ 14,187,107        $  7,990,043
-----------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (formerly INCITATIONS, INC.)
                            STATEMENTS OF OPERATIONS


                                                                                                                       Inception
                                                                                        Six months ended             March 28, 1995
                                                  Three months ended June 30,                 June 30,                     to
                                                   2004               2003          2004                 2003          June 30,2004
                                                             $                                   $                           $
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                              --               --                --                --                   --
------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
Compensation expense                                  --                                                                    571,959
Consulting fees                                3,470,000                          3,497,000                --             3,902,643
Exploration and property investigation           198,554                            260,907                --               198,554
Foreign currency (gain) loss                        (563)                              (949)               --               576,210
General and administrative                       214,484          256,584           267,027           265,482               310,911
Professional fees                                 41,300                             57,022                                 163,475
Travel                                             9,134                              9,134                                  19,870
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                          (3,932,909)        (256,584)       (4,090,141)         (265,482)           (5,743,622)
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense)
Forgiveness of debt                                   --          402,625                --           402,625                   --

------------------------------------------------------------------------------------------------------------------------------------
Net income ( loss)                            (3,932,909)         146,041        (4,090,141)          137,143            (5,743,622)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                    50,058,259
------------------------------------------------------------------------------------------------------------------------------------
Basic and fully diluted earnings per share          $    (0.113)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (formerly INCITATIONS, INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Six months ended June 30, 2004 and June 30, 2003

                                                                                                 Additional
                                                                        Common stock               Paid in
                                                                    Number of shares Amount        Capital       Accumulated Deficit
                                                                   #                 $                   $                  $
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003                                      38,044,092            13,181         9,244,455        (1,918,635)
Net loss for the period                                                --                --                --        (4,090,141)
Adjustment to contributed surplus                                      --            31,747           218,316          (250,063)
Common stock issued for services                                8,200,000             1,640         4,172,859                --
Common stock issued for mining assets                          57,840,000            11,644         5,992,000                --
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004                                        104,084,092            58,212        19,627,630        (6,258,839)
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2002                                         542,847             5,428           300,977          (700,132)
Additional shares issued due to reverse stock split                 1,245                 1
Common stock issued for mining claims set $ 0.013 per          18,000,000             3,600           115,078                --
share
Net  income (loss) for the period                                      --                --                --           137,143
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                                          18,544,092             9,029           416,055          (562,989)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statement.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (formerly INCITATIONS, INC.)
                             STATEMENT OF CASH FLOW

                                                       Six months ended                                               Inception
                                                    Three months ended June 30,                   June 30,        March 28, 1995 to
                                                    2004                 2003              2004             2003    June 30,2004
                                                                  $                                    $                 $
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                                  (3,932,909)        146,041      (4,090,141)        137,143      (5,396,730)
Increase in prepaid expenses                           (5,205)             --          (5,205)             --          (5,205)
Increase (decrease) in current
liabilities
Accounts payable and accrued liabilities              (33,190)         10,195          11,034          19,093         (41,294)
Advances from related parties                             396              --          98,028              --          (1,942)
Forgiveness of debt                                        --        (402,625)             --        (402,625)             --
------------------------------------------------------------------------------------------------------------------------------------
  Cash used in operating activities                (3,970,908)        246,389      (3,986,284)        246,389      (5,445,171)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of mining properties                        (120,504)       (230,767)     (6,120,504)       (230,767)    (14,111,691)
Purchase of automobile                                 (9,889)             --          (9,889)             --          (9,889)
------------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                    (130,393)       (230,767)     (6,130,393)       (230,767)    (14,121,580)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Notes and loans from stockholders                          --          15,663              --          15,663         500,000
Adjustment to contributed surplus                          --              --        (250,063)             --        (250,063)
Issuance of common stock                                5,259              --          45,031              --          52,784
Increase in additional capital                      4,157,884              --      10,383,715              --      19,326,653
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities               4,163,143          15,663      10,178,143          15,663      19,629,374
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                   61,842              41          61,466              41          62,623

Cash, beginning of period                                 781              --           1,157              --              --
------------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                    62,623              41          62,623              41          62,623
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                OSPREY GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          (formerly INCITATIONS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Reporting Entity

Osprey Gold Corp. ("Osprey" or the "Company") was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name respectively. Prior to the merger in September 1999 (Note 4), the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. After the change in control on April 22, 2003, the Company is in the process of acquiring mining claims and property. The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

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

4. Stock Based Compensation

On September 29, 2003, the Board of Directors approved the issuance of 500,000 common shares at $0.62 per share to all directors of the Company for their services rendered and a compensation expense of $310,000 has been recorded. These shares were issued during the fourth quarter of 2003. The Board of Directors also granted 750,000 options to the officers of the Company to purchase 750,000 common shares at 60% of the bid price at the time of purchase. The options will expire on September 29, 2006. The fair value of these options was estimated at $0.62 each at the date of grant using the Black-Scholes model with the following assumptions:

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

(d) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003. The statement is not expected to have a material impact on the Company's financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at June 30, 2004 included herein and our financial statements at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Company Background

Incitations, Inc. (the "Company"), a Nevada corporation, has its principal offices at 35 Commerce Road, Orangeville, Ontario L9W 3X5 Canada. The telephone number is (514) 940-8117. Through June 30, 2004 the Company has generated no revenues from operations. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $62,623, total assets of $14,187,107 and current liabilities of $260,104.00. The Company's net losses to date are $3,932,909.

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

      We purchased the Lingman Lake patents in 2003 for a value of $200,000 which was paid for in shares in the amount of 13,000,000 shares and a 2% NSR). The Company has been working to obtain operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production and gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing rocks. The total value of the gold sales over the mine life, at a $400 gold price, is estimated to be $200,000,000 (US). The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, capital costs, including reclamation bonding, based upon industry standards at this time, should be $263 per oz. (US) or, based upon the 500,000 oz. production, of $131,500,000.00. This would realize a profit for us, assuming all assumptions are correct, of approximately $68,500,000 (US).

      We have a history of operating losses and we expect to continue to incur operating losses in the near future as we initiate mining operations at our two mining areas where our 67 properties are located and conduct additional exploration in their vicinities. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the various properties owned by us. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from our gold mining operations. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

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

      In 2003, Frank Puskas was contracted to do an independent technical review of our reported mine reserves. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by the registrant. The reports were prepared in accordance with industry-accepted practices. Based on this review, the geologist believes that Registrant has reasonable basis for concluding that reserves exist at its properties. The estimated reserves are at probable levels of assurance for its properties. The geologist found that enough information exists to delineate mineralized material under the SEC terminology. They further found that with some additional modeling and analysis, some of this mineralized material could be reclassified as a probable reserve.

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

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE PERIOD ENDED June 30, 2004

      We conducted no actual mining operation the second quarter of the 2004 fiscal year. We concentrated our business efforts in obtaining ownership of the 67 mining claims acquired, as set forth herein. As such, we had no revenues as described in the financial statements, attached hereto. Expenditures were only related to the purchase of our assets.

LIQUIDITY AND CAPITAL RESOURCES

      Since our present management took control of the company on April 13, 2003, our expenses have exceeded sales resulting in an accumulated deficit of approximately $1,918,635 on December 31, 2003.

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

      During 2003, our liquidity needs were met from funds provided by shareholders, including Boardwalk Creation, Ltd. As of December 31, 2003, we had 38,044,092 shares of common stock outstanding, which we have recognized as $9,244,455 of paid in capital including cash and services. As of December 31, 2003, we had current assets of $7,990,043 compared to current liabilities of $651,042 resulting in a working capital deficit of $650,000.(See Note 1 of Financial Statements). Total current liabilities increased approximately $260,000.

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

ITEM 3. CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

      (b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

            On April 8, 2004, we issued 200,000 shares of our restricted common shares, to Fusion Capital Fund, in consideration for services provided. The issuance was valued at $0.0002 per share or $40.00 in the aggregate. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Both entities were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, both entities had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K.

(a)   Exhibits

Exhibit No.           Exhibit Name/Description
----------            ----------------------------------------------------------
                      Certification by the Principal Executive Officer and
                      Principal Accounting Officer pursuant to Section 302
  31.1                of the Sarbanes-Oxley Act of 2002

                      Certification of Principal Executive Officer and Principal
  32.1 Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

(i) On April 5, 2004 we filed a Form 8-K amendment regarding resignation of our prior auditor and appointment of our new auditor (Sec File No. 000-28107).

(ii) On June 23, 2004, we filed Form 8-K regarding the acquisition of certain mining claims (SEC File No. 000-28107).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OSPREY GOLD CORP.


Date:     August 19, 2004                  By: /s/ Gordon Leliever
         ----------------                  -------------------------
                                           President; Principal
                                           Financial Officer