Form 10QSB
period 2004-09-30
OSPREY GOLD CORP
filed 2004-12-01
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

                                                                          (Mark One)

|X|	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

|_|	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 000-28107

OSPREY GOLD CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	88-0335710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Princess Street, Orangeville, Ontario, Canada	L9W 3X5
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (519) 940-8117

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes |_| No |X|

As of August 19, 2004, 160,346,155 shares of the issuer’s common stock, par value $.0002 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2004 (Unaudited)	December 31,2003
Current Assets
Cash	$6,440	$1,157

Prepaid expenses	5,592	--

Total current assets	12,032	1,157

Mining Properties	14,156,079	7,988,886

Total assets	$14,168,111	$7,990,043

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$98,493	$41,512
Advances from related parties	259,504	109,530

Total current liabilities	357,997	151,042
Note payable	500,000	500,000

Total liabilities	857,997	651,042

Stockholders' Equity
Common stock - authorized 300,000,000 shares
Issued 179,900,834 (2003- 24,544,092)	60,460	13,181
Contributed surplus	20,582,900	9,244,455
Development stage accumulated deficit	(7,333,246)	(1,918,635)

Total stockholders' equity	13,310,114	7,339,001

	$14,168,111	$7,990,043

See accompanying notes to financial statements.

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,		March 28, 1995 to September 30,
	2004	2003	2004	2003	2004
	$		$		$
Revenues	--	--	--	--	--

Costs and expenses:
Compensation expense	--	--	--	--	571,959
Consulting and management fees	410,994	--	3,907,994	--	4,313,637
Exploration and property investigation	450,706	--	721,933	--	659,580
Foreign currency (gain) loss	8,521	--	(1,672)	--	575,487
General and administrative	116,282	1,226,482	399,353	1,491,964	443,237
Professional fees	36,171	--	95,448	--	201,901
Travel	21,728	--	25,742	--	36,478

Loss from operations	(1,044,402)	(1,226,482)	(5,148,798)	(1,491,964)	(6,802,279)

Other income (expense)
Forgiveness of debt	--	--	--	402,625	--

Net (loss)	(1,044,402)	(1,226,482)	(5,148,798)	(1,089,339)	(6,802,279)

Weighted average number of shares	88,575,655

Basic and fully diluted earnings [loss] per share	$(0.107)

See accompanying notes to financial statements.

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine months ended September 30, 2004 and September 30, 2003

	Common stock Number of shares Amount		Additional Paid in Capital	Accumulated Deficit
	#	$	$	$
Balance December 31, 2003	38,044,092	13,181	9,244,455	(1,918,635)
Net loss for the period	--	--	--	(5,148,798)
Adjustment to contributed surplus	--	31,747	218,316	(250,063)
Cost of issuing shares	--	--	--	(15,750)
Common stock issued for services	27,372,742	2,248	4,598,627	--
Common stock issued for mining assets	106,030,000	11,644	5,992,000	--
Common stock issued for cash	8,454,000	1,640	529,502	--

Balance September 30, 2004	179,900,834	60,460	20,582,900	(7,333,246)

Balance December 31, 2002	542,847	5,428	300,977	(700,132)
Additional shares issued due to reverse stock split	1,245	1
Common stock issued for mining claims $ 0.013 per	18,000,000	3,600	115,078	--
share
Common stock issued for services	6,000,000	1,200	398,800	--
Net income (loss) for the period	--	--	--	(1,089,339)

Balance September 30, 2003	24,544,092	10,229	814,855	(1,789,471)

See accompanying notes to financial statements.

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
STATEMENT OF CASH FLOW

	Three months ended September 30,		Nine months ended September 30,		Inception March 28, 1995 to September 30,2004
	2004	2003	2004	2003
	$		$		$
Cash flows from operating activities:
Net (loss) income	(1,044,402)	(1,226,482)	(5,148,798)	(1,089,339)	(6,441,132)
Cost of share issued	(15,750)	--	(15,750)	--	(15,750)
Change in foreign exchange	(13,750)	--	--	--	--
Increase in prepaid expenses	(892)	--	(5,592)	--	(5,592)
Increase (decrease) in current
liabilities
Accounts payable and accrued liabilities	45,947	8,402	56,981	27,495	4,653
Advances from related parties	51,946	44,161	149,974	59,824	35,749
Forgiveness of debt	--	--	--	(402,625)	--

Cash used in operating activities	(976,901)	(1,173,919)	(4,963,185)	(1,404,645)	(6,422,072)

Cash flows from investing activities:
Purchase of mining properties	(46,689)	--	(6,167,193)	--	(14,158,380)
(Purchase) disposal of Capital assets	9,889	--	--	(527)	--

Cash used in investing activities	(36,800)	--	(6,167,193)	(527)	(14,158,380)

Cash flows from financing activities:
Notes and loans from stockholders	--	--	--	--	500,000
Adjustment to contributed surplus	--	--	(250,063)	--	(250,063)
Issuance of common stock	2,248	1,175,000	47,279	1,406,294	55,032
Increase in additional capital	955,270	--	11,338,445	--	20,281,923

Cash provided by financing activities	957,518	1,175,000	11,135,661	1,406,294	20,586,892

Net increase (decrease) in cash	(56,183)	1,081	5,283	1,122	6,440
Cash, beginning of period	62,623	41	1,157	--	--

Cash, end of period	6,440	1,122	6,440	1,122	6,440

See accompanying notes to financial statements.

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
NOTES TO INTERIM FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Reporting Entity

Osprey Gold Corp. (“Osprey” or the “Company”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc.  The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name respectively. Prior to the merger in September 1999 (Note 4), the Company’s activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems.  After the change in control on April 22, 2003, the Company is in the process of acquiring mining claims and property. The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

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

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
NOTES TO INTERIM FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-con’t

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

The recoverability of the amounts capitalized in respect of non producing mining properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the exploration and development of the properties, and upon future profitable production or proceeds from the disposition of the property.

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

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
NOTES TO INTERIM FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-con’t

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

OSPREY GOLD CORP.(A
DEVELOPMENT STAGE ENTERPRISE)
(formerly INCITATIONS, INC.)
NOTES TO INTERIM FINANCIAL STATEMENTS

3. Mining Properties

During the period the Company acquired additional mining assets located in the Lingman Lake area. The Company acquired the Watershed-Gogama Gold Camp, a facility to house and administer the Company’s mining operations from a shareholder. The acquisition was valued at $1,500,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000.

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

— 6%

Expected life

— 3 years

Expected volatility

— 3.294

Dividend yield

— 0%

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

(a)     SFAS No. 146.  SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in July 2002.  It requires a liability for costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material impact on the Company’s financial statements for the reported periods.

(b)     SFAS No. 148.  SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123.  This statement has not had a material impact on the Company’s financial statements for the reported periods.

(c)     SFAS No. 149.  SFAS No. 147, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts.  The statement is effective for contracts entered into or modified after December 31, 2003 and is not expected to have a material impact on the Company’s financial statements.

(d)     SFAS No. 150. SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003.  It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity.  It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after SEPTEMBER 15, 2003.  The statement is not expected to have a material impact on the Company’s financial statements.

(e)     FASB Interpretation No. 45. (FIN 45). In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 is not expected to materially affect the Company’s financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2004 included herein and our financial statements at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Company Background

Osprey Gold Corp. (the "Company"), a Nevada corporation, has its principal offices at 210 Broadway, Suite 208, Orangeville, Ontario L9W 3X5 Canada. The telephone number is (514) 940-8117. Through September 30, 2004 the Company has generated no revenues from operations. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $6,440, total assets of $14,168,111 and current liabilities of $357,997. The Company’s net losses to date are $1,044,402.00.

The Company was incorporated in March 1995 under the name of Truco, Inc. and was to engage in the business of manufacturing, selling and marketing a product described as the “Belt Wallet.” However, soon thereafter the Company elected not to proceed with its intended business objective of marketing and selling the “Belt Wallet” but instead elected to change its focus to the area of developing proprietary technology and services using smart and remote memory cards and wireless and land-line networks in the fields of commerce, publishing, and network-based systems. The Company entered into a licensing agreement for the exclusive right to market and manufacture a technology known as the “ARCard, ARCommerce Reader, ARCinternet Computer”, and its application programming bundled together as the “ARCommerce Kit” as a way of doing business over the Internet. On March 22, 1996, the Company changed its name to “Web Tech Incorporated”.

Subsequently, on November 30, 1996, in an effort to diversify its product and manufacturing base, the Company acquired all the issued and outstanding shares of Geo-Ram, Inc., a Texas corporation, by issuing 6,000,000 shares of the Company’s common stock to the shareholders of Geo-Ram, Inc. Geo-Ram, Inc. was in the business of manufacturing geophysical equipment which included a new drill bit, the “Duckbill Bit”, designed to implant explosive charges and geophones for seismic surveys in harsh and environmentally fragile geographic areas known as transition zones. On March 18, 1997, the Company changed its name to “Cynergy, Inc.”

However, the Company was neither able to (1) successfully develop and market the “ARCommerce Kit”, or (2) provide any further funding for the growth and development of the geophysical equipment business. Consequently, the Company did not continue its licensing of the “ARCommerce Kit” and further, on March 24, 1998, the Company entered into a Rescission Agreement with the shareholders of Geo-Ram, Inc. whereby the shareholders of Geo-Ram, Inc. returned the 6,000,000 shares that the Company issued in connection with the November 30, 1996 acquisition.

On September 22, 1999, the Company (1) entered into an Agreement and Plan of Merger with Mercantile Factoring & Credit Corp. (formerly known as Advanced Medical Technologies Research Corp.), a Nevada corporation (the “Merger”), (2) changed its name to “Mercantile Factoring Credit Online Corp. “(“MFCO”), (3) effected a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of one new share for every 17.784 old shares, and (4) elected four new directors to the Company’s board of directors (the “Board”). The Merger became effective upon the filing of the Articles of Merger on September 29, 1999.

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

In October 2000, the Company contemplated changing its business strategy so as to design, manufacture, market, and sell over the Internet women’s intimate apparel. In connection with such business strategy shift, the Company changed its name to Incitations, Inc. As a result of the downturn in the marketplace at the end of 2000 and the beginning of 2001, the Board elected not to proceed with its then intended business objective.

On April 25, 2003 the Articles of the Company were amended changing the name of the Company to Osprey Gold Corp.

It is the view of the Staff of the Securities and Exchange Commission (the “Staff”) that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are “underwriters” of the securities issued. It is also the view of the Staff that securities issued by a blank check company can only be resold through registration under the Securities Act of 1933, as amended (the “Act”), unless there is an applicable exemption. Further, it is the view of the Staff that the shares owned by affiliates or transferees of affiliates of the Company may not be sold pursuant to Rule 144.

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

        Osprey Gold Corp. purchased the Lingman Lake patents in 2003 for a value of $200,000 which was paid for in shares in the amount of 13,000,000 shares and a 2% NSR). The Company has been working to obtain operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production and gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, and 3) recovery of saleable by-product industrial minerals derived from the gold-bearing rocks. The total value of the gold sales over the mine life, at a $400 gold price, is estimated to be $200,000,000 (US). The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, capital costs, including reclamation bonding, based upon industry standards at this time, should be $263 per oz. (US) or, based upon the 500,000 oz. production, of $131,500,000.00. This would realize a profit for us, assuming all assumptions are correct, of approximately $68,500,000 (US).

        Osprey Gold Corp. has a history of operating losses and we expect to continue to incur operating losses in the near future as we initiate mining operations at our two mining areas where our 67 properties are located and conduct additional exploration in their vicinities. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the various properties owned by us. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

        Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from our gold mining operations. Osprey Gold Corp. anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a) Exhibits

Exhibit No. Exhibit Name/Description

31.1	Certification by the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2004	OSPREY GOLD CORP. BY: /S/ Gordon Leliever —————————————— Gordon Leliever President; Principal Financial Officer