Form 10QSB/A
period 2004-09-30
OSPREY GOLD CORP
filed 2004-12-02
CIK 1004411

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

                                                                          (Mark One)

|X|	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

|_|	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 000-28107

OSPREY GOLD CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	88-0335710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Broadway, Suite 208, Orangeville, Ontario, Canada	L9W 5G4
(Address of Principal Executive Offices)	(Zip Code)

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

Company Background

Osprey Gold Corp. (the "Company"), a Nevada corporation, has its principal offices at 210 Broadway, Suite 208, Orangeville, Ontario L9W 5G4 Canada. The telephone number is (514) 940-8117. Through September 30, 2004 the Company has generated no revenues from operations. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $6,440, total assets of $14,168,111 and current liabilities of $357,997. The Company’s net losses to date are $1,044,402.00.

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