Form 10KSB
period 2005-12-31
OSPREY GOLD CORP
filed 2006-12-29
CIK 1004411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-28107

                                OSPREY GOLD CORP.
                 (Name of Small Business Issuer in its charter)

                 NEVADA                                         88-0335710
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

   6100 NEIL ROAD, SUITE 500, RENO, NV                          89511-1149
(Address of Principal Executive Offices)                        (Zip Code)

        Registrant's telephone number, including area code (416) 884-8807

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON SHARES, PREFERRED SHARES
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The registrant had revenues of $0 (no revenues) for the year ended December 31st, 2005.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on December 31st, 2005, was approximately $6,799,414.28, based on the average bid and asked prices on such date of $0.04. The registrant does not have any non-voting equities.

The Registrant had 295,404,763 shares of common stock, .0002 par value per share, outstanding on December 31st, 2005.

                                TABLE OF CONTENTS

                                   FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2005

                                     PART I

ITEM 1   Description of Business
ITEM 2.  Description of Property
ITEM 3.  Legal Proceedings
ITEM 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.  Market for Registrants Common Equity and Related Stockholders Matters
ITEM 6.  Plan of Operation
ITEM 7.  Financial Statements and Supplementary Data
ITEM 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure
ITEM 8A. Controls and Procedures

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
ITEM 12. Certain Relationships and Related Transactions
ITEM 13. Exhibits and Reports on Form 8K
ITEM 14. Principal Accountants Fee and Services

Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

This Report contains, in addition to historical information, forward-looking statements regarding Osprey Gold Corp., which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management;; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Osprey Gold Corp. (the "Company"), 6100 Neil Road, Suite 500, Reno, NV, 89511-1149, was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name, respectively.

We have specialized in acquiring and consolidating large, exploration-stage properties with near-term production potential and future growth through exploration discoveries. Our acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Canada.

On October 3, 2006 the Company completed the sale of all mining claims in the Porcupine Mining Division, Ontario, Canada. Coldrock Resources Inc. which has no material relationship to the registrant, any of its affiliates, any officer, director or associate of any officer or director for US $2,100,000.

BUSINESS OF ISSUER

The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing gold and other strategic minerals that are located in Canada. In October 2006, the Company sold all the mining claims in the Porcupine Mining Division in Ontario, Canada, to a private company, Coldrock Resources Inc.

The Company maintains a Camp located in Gogama, Township of Invergarry, Ontario, Canada.

The Company has 2 full time employees.

MANAGEMENT RISKS

Management of the Company consists of Georges Benarroch/President and Chief Financial Officer, and Linda Kent, who serves as Secretary/Treasurer as well as manager of the day-to-day operations of the company. There is one full-time employee of the Company and, therefore, the only person who is able to devote all of her time to the affairs of the Company. Consequently, management of the Company has historically relied upon, and will continue to rely upon for the foreseeable future, the employment of outside consultants and independent contractors such as attorneys, accountants, geologists, petroleum engineers, financial advisors, and others to assist management in conducting the business affairs of the Company. The President and directors of the Company have other business interests in which they devote their primary attention or a substantial portion of their time and they are expected to continue to do so for the foreseeable future. As a result, there are at least potential conflicts of interest which may arise because of such other commitments. Any such conflicts, however, have been and are expected to be resolved through the exercise of sound business judgment by such individuals consistent with their fiduciary duties to the Company.

SECURITIES MARKET AND STOCK OWNERSHIP RISKS

There is no predictable method by which investors in the securities of the Company shall be able to realize any gain or return on their investment in the Company, or shall be able to recover all or any substantial portion of the value of their investment. The Company has not paid dividends on its common stock, and does not anticipate paying such dividends in the foreseeable future. There is, moreover, currently no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the common stock owned by him, he may find he has only a limited or no ability to transfer or market the common stock. Accordingly, purchasers of the common stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. The Company has no agreement with any securities broker or dealer that is a member of the National Association of Securities Dealers, Inc., to act as a market maker for the Company's securities. Should the Company fail to obtain one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. Should the Company happen to obtain only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. The Company's registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written, agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefore.

Of the currently issued and outstanding shares of common stock of the Company, approximately 108,975,812 shares (approximately 37% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only two individuals. That number of shares is enough to dominate and control the price and trading volume in the Company's securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or "overhang" over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

The majority of the Company's authorized but unissued common stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

GEOLOGIC UNCERTAINTY AND INHERENT VARIABILITY

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

Identification of potential gold and probable uncertainties, we cannot assure you that current and future exploration programs will mineralization based on superficial analysis; quality of our management and our geological and reserves and to develop and construct mining and processing facilities. As a result of these technical expertise; and capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven result in the discovery of reserves, the expansion of our existing reserves and the development of mines.

THE PRICE OF GOLD AND OTHER MINERALS ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF GOLD AND OTHER MINERALS CAN HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

The profitability of gold and mineral mining operations is directly related to market prices. The market prices of gold and other minerals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold or other minerals makes such exploration economically feasible and, subsequently, incur losses because the price of gold or other minerals decreases. We cannot predict the market price or fluctuations of the gold or copper price.

FUEL PRICE VARIABILITY

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

VARIATIONS IN MINING AND PROCESSING PARAMETERS

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

CHANGES IN ENVIRONMENTAL AND MINING LAWS AND REGULATIONS

Registrant believes that it currently complies with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and no assurance can be given that such changes will not occur in the future.

Through December 31, 2005, the Company has generated no revenues from operations.

REPORTS TO SECURITIES HOLDERS

There were no shareholders meetings during the period covered by this report.

The Bylaws of the Osprey Gold Corp. are silent regarding an annual report to shareholders. Osprey Gold Corp. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-QSB) and an annual report (Form 10-KSB) with the SEC. The annual report includes an audited financial statement.

Any materials that the Company filed with the Securities and Exchange Commission may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Further, you may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. That site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

On October 3, 2006 the Company completed the sale of all mining claims in the Porcupine Mining Division, Ontario, Canada. Coldrock Resources Inc. which has no material relationship to the registrant, any of its affiliates, any officer, director or associate of any officer or director for US $2,100,000.

The Company had the following claims until October 4, 2006 in Canada:

63 Patented mining claims in the Porcupine Mining Division

113 unpatented claims in the Porcupine Mining Division

The Company acquired the Watershed-Gogama Gold Camp, in the Township of Invergarry, Ontario, Canada, a facility to house and administers the Company's mining operations from a related party. The acquisition was valued at $1,500,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000.

The shareholder was a related party who had not transferred the Watershed-Gogama Gold Camp. Management as of May 24, 2006, acquired the Land Use Permit in the name of the Company. The demand note payable for $500,000 has been cancelled.

In Ontario, the Company holds its mineral interests by unpatented mining claims. No annual fees are required to keep the claims in good standing. However, starting in the second year after a claim is recorded; at least $400 of assessment work per 16 hectare claim unit must be carried out and reported each year.

Patented claims are a grant from the Crown in fee simple, also referred to as freehold patent. The patent cannot be terminated by the Ministry of Northern Development and Mines, except for voluntary surrender or non payment of Mining Lands Taxes.

LINGMAN LAKE PROJECTS AND JEROME MINE

The Company reported a purchase of four Lingman Lake patented claims in 2003 for a value of $200,000 which was paid for in shares in the amount of 12,050,000 shares and a 2% NSR to a related party and 950,000 shares to an unrelated party. The related party did not own the patented claims. The Company forgave $125,000 paid to the Vendor on behalf of the related third party, as a result of the "Settlement Agreement", July 17, 2006. (Refer to item 3: Legal Proceedings).

The Company reported, on January 12, 2004, a "Purchase of Assets" from a related party consisting of the following: 250,000 gallons of Arctic Purple Diesel Fuel and Storage tank farm for $2,400,000 (US); and Excavated ore, with proven gold reserves of 2,000 troy ounces for $8,000,000 (US) and a 300 ton per day ball mill, diesel generators and all control equipment for $2,800,000 (US), for a total consideration of $6,000,000 (US), which was paid by issuing 8,000,000 common shares. The related party did not own the assets as reported and the cost has been recorded at par value of $1,600 (US). The assets were located on the four Lingman lake Patented Claims, which were to be vended in separately, as neither transaction occurred, both agreements have since been canceled. No cash or other consideration was paid.

The Company entered into an agreement with Annaconda Gold to purchase 8 unpatented mining claims in the Red Lake Division. Annaconda Gold received CDN $75,000 and 100,000 common shares as first payment. In early 2005 the agreement was cancelled as no further payments was made to Annaconda.

The Company reported a purchase of 14 patented mining claims in the Red Lake Mining Division for 45,000,000 common shares to a related party who failed to transfer the claims in violation of the United States District Court, District of Nevada and is now in default of the Settlement Agreement.

The Company, reported issuing 18,000,000 common shares on June 30, 2003 for the acquisition of 53 unpatented mining claims from a related party, situated in the Porcupine Mining Division which comprised of 27,280 acres. The mining claims were transferred to The Company March 2004.

The Company, reported a purchase of 63 patented mining claims in the Porcupine Mining Division, known as the "Jerome Claims" from a shareholder in March of 2004 for 47,840,000 shares and a 1.5% NSR to the shareholder and a further 250,000 common shares and a 2% NSR to Domtar Inc. The shareholder was a related party and the claims were not transferred to the company until July 2004. The Company has cancelled the 1.5% NSR, as a result of the "Settlement Agreement", July 17, 2006.

The Company reported entering into an agreement to purchase 4 unpatented mining claims in the Porcupine Mining Division from an unrelated third party. The Company issued 200,000 common shares in October 2004 and the agreement was cancelled in 2005.

The Company staked and acquired additional mining claims in the Porcupine Mining Division throughout 2004 and 2005 to accumulate 113 unpatented mining claims.

As a result of the "Settlement Agreement", July 17th, 2006, the Company recovered and was able to cancel 61,150,000 shares issued to related parties.

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to a related party, at the rate of $2,500 (US) monthly, which includes rent of $1,500 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

The Company owns no investments.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, the Company is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by Governmental Authorities which is, or would be, likely to have a material adverse effect upon the Company.

Mark B. Aronson - A judgment was entered in favor of Mark B. Aronson v Osprey in The Court of Common Pleas of Allegheny County Pennsylvania on August 11, 2004 ("Aronson Judgment"). A settlement agreement was entered into between Gordon Leliever, on behalf of Osprey, and Mr. Aronson on May 24, 2005, just days before previous management was removed from control of Osprey as ordered by the United States District Court, District of Nevada, June 6, 2005. Aronson's Complaint in Civil Action was filed under the "Unsolicited Telecommunication Act 73 P.S. 2250.1 et seq., at section 2250.3".

Gordon Leliever, Betty North, Boardwalk Creations, Doug Budden, "Leliever et al" plaintiffs v Georges Benarroch, Linda Kent, Credifinance Securities Ltd., Jean Jacques Treyvaud, "Benarroch et al" defendants. On February 3, 2005, Plaintiffs filed an Ex-parte Application for Temporary Restraining Order and OSC Regarding Preliminary Injunction, which was granted on February 9, 2005. Plaintiffs were granted a Preliminary Injunction February 18, 2005 to control the day to day operations only.

A Counter Claim was filed by the Defendants February 18, 2005. After several hearings, and motions filed by Benarroch et al, Benarroch et al was granted control of the Company, June 6, 2005, by the United States District Court, District of Nevada.

Further, a Motion for Civil Contempt ex-parte was filed against Leliever et al, March 15, 2006. June 15th, 2006. Leliever et al were found in Contempt of the United States District Court, District of Nevada's Orders and the following excerpts are from the Minutes of the Court. "The Court finds by clear and convincing evidence Mr. Leliever has procured the absence of the core logs and samples. The Court finds a failure to fully account has been demonstrated. The Court finds the Court Order has been violated. The Court further finds the items are critical to the Corporation and are assets. The absence of the assets caused severe prejudice." Subsequent to the Findings of the Court, both parties entered into a "Settlement Agreement", on July 17, 2006. On July 26, 2006 the United States District Court, District of Nevada, dismissed the case.

Leliever et al have defaulted within the settlement agreement. Boardwalk Creations failed to transfer the claims known as the "Kennecott Claims".

On November 18, 2005 the Company filed in the Ontario Superior Court of Justice, a "Record of Application" to enforce the United States District Court, District of Nevada. On December 12, 2005, Mr. Justice Campbell ordered former Geologists of Osprey Gold Corp., Frank Puskas, Walter Hanych and Peter Fischer to deliver up "forthwith" to Osprey all maps, chorology and geological information related to Osprey, or its properties or interests. To date the geologists have not complied with the Court Order of Justice Campbell.

The action by Leliever et al, Walter Hanych, Peter Fischer and Frank Puskas have caused irreparable injury to the Company within their failure to comply with Orders of the United States District Court, District of Nevada and the Ontario Superior Court of Justice.

Shaun Ruddy, carrying on business as RM Communications ("Plaintiff") v Osprey Gold Corp., Linda Kent and Net Nation Communications Inc., ("Defendants")

On July 18, 2005 Shaun Ruddy, carrying on business as RM Communications filed a claim under the Simplified Procedure Provided in Rule 76 of the Rules of Civil Procedure.

A Statement of Defense and Counterclaim was filed with the Ontario Superior Court of Justice, August 23, 2005"

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no shareholders meetings during the period covered by this report.

On November 12, 2004, the Stockholders holding the majority of the voting power of the Company, and acting pursuant to Section 78.320 of the Nevada Revised Statutes, have approved the Resolution to increase the number of Directors of the Company and the appointment of three new Directors to fill the vacancies.

On November 15, 2004, the Shareholders of the Company holding not less than the majority of the voting power of the Company approved, by written consent, an amendment to the bylaws of the Company to provide that a Special Meeting of the Board of Directors may be called by any Director upon not less than two hours prior written notice by facsimile or personal delivery.

On January 16, 2006, pursuant to Majority of Consent in Lieu of Special Meeting of the Stockholders of the Company, the following were elected as the Company's Board of Directors, Georges Benarroch, Linda Kent, Peter Hug and Jean Jacques Treyvaud.

Pursuant to Majority of Consent in Lieu of Special Meeting of the Stockholders of the Company approved the disposition of assets and on October 3, 2006, the Company completed the sale of the Mining Claims held in the Districts of Porcupine Mining Division to Coldrock Resources Inc., for US$2,100,000.

The Bylaws of the Osprey Gold Corp. are silent regarding an annual report to shareholders. Osprey Gold Corp. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-QSB) and an annual report (Form 10-KSB) with the SEC. The annual report includes an audited financial statement.

Any materials that the Company filed with the Securities and Exchange Commission may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Further, you may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. That site is http://www.sec.gov.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been publicly traded since August 19, 2003. The securities were traded on the over-the-counter market until NASD removed the Company from the over-the-counter market as it failed to file audited financial statements, which such action caused on June 6, 2005, the United States District Court, District of Nevada to return complete control of the Company to the Benarroch Group. The Company is listed on the Pink Sheets under the symbol "OSGL." The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

YEAR 2003         HIGH    LOW
---------        -----   -----
First Quarter    $2.50   $2.50
Second Quarter   $2.50   $1.50
Third Quarter    $0.63   $0.34
Fourth Quarter   $0.75   $0.49

YEAR 2004         HIGH      LOW
---------        ------   ------
First Quarter    $ 0.66   $ 0.16
Second Quarter   $ 1.05   $ 0.10
Third Quarter    $ 0.24   $ 0.08
Fourth Quarter   $0.105   $0.045

YEAR 2005         HIGH      LOW
---------        ------   ------
First Quarter    $ 0.07   $ 0.03
Second Quarter   $ 0.07   $0.017
Third Quarter    $0.045   $0.018
Fourth Quarter   $ 0.05   $0.025

YEAR 2006         HIGH      LOW
---------        ------   ------
First Quarter    $0.043   $ 0.04
Second Quarter   $ 0.07   $ 0.07
Third Quarter    $0.055   $0.055

On December 31, 2003, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.60 per share. On December 31, 2003, we had in excess of 390 beneficial stockholders of our common stock and 40,044,092 shares of our common stock were issued and outstanding.

On December 31, 2004, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.05 per share. On December 31, 2004, we had in excess of 602 beneficial stockholders of our common stock and 195,404,763 shares of our common stock were issued and outstanding.

On December 31, 2005, the closing price of our common stock as reported on the Pinksheets was $0.04 per share. On December 31, 2005, we had in excess of 622 beneficial stockholders of our common stock and 295,404,763 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 6, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock issued) These claims were transferred to the company in March 2004.

On July 14, 2003 The Company acquired the rights to a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement see Note 3 the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at the there basis)The camp was transferred to the company in May of 2006.

The Company issued to consultants for their services rendered 5,000,000 common shares at $0.03 per share on July 14, 2003 and 1,000,000 common shares at $0.25 per share on September 26, 2003. The issuances were recorded at the fair market value $400,000.

On September 29, 2003 the Company issued a total of 500,000 shares of common to the Board of Directors for services. The Company recorded an expense of $310,000 which is the fair market value on the date of issuance.

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000 shares to a related party and 950,000 shares to an unrelated party. The fair value of approximately $2,600 as the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock)

In January, 2004 The Company purchased assets known as the Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. (Shares issued March 25th 2004) The Company has not received control of these assets. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 47,840,000 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In April 2004, the Company issued a total of 4,000,000 shares of common to two consultants for services. The fair market value of the common stock on the date of issuance was $2,080,000.

In August, 2004 the Company purchased the Lingman Lakes claims which consist of 14 patented mining claims in the Red Lake Division of Northern Ontario for 45,000,000 shares of common stock valued at $9,000 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock). As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value. In May 2006 the United States District Court, District of Nevada, Ordered the related party to transfer the claims.

In August, 2004 the Board of Directors issued itself a total of 300,000 shares of common stock valued at $42,000 for director's fees.

In July, 2004 the Company issued 100,000 shares of common stock valued at $16,500 to Anaconda Gold for the purchase of 8 unpatented claims in the Red Lake Division of Northern Ontario. The agreement was cancelled in early 2005. The shares are non-returnable.

In July, 2004 the Company issued a total of 19,000,000 of common stock for investor relations in Europe. The fair market value of the common stock on the date of issuance was $2,280,000.

In August, 2004 the Company sold a total of 4,500,000 units for net proceeds of $225,000. Each unit consisted of one share of common stock and one $.10 warrant expiring 2 years from the date of issuance.

In August 2004, the Company sold a total of 1,650,000 units to 5 investors for net proceeds of $115,000. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.

In August 2004, the Company sold a total of 2,326,020 units to an unrelated investor for net proceeds of $687,804. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.

In August, 2004 the Company issued a total of 3,000,000 shares of common stock to the Company's former President and 1,000,000 shares of common stock to the Company's former Vice-President. The fair market value of the common stock on the date of issuance was $528,000.

In August 2004, the Company issued 250,000 shares of common stock valued at $52,500 to an unrelated party as part of the purchase of the 63 patented mining claims from a related party.

In August 2004, the Company issued 45,000 shares of common stock valued at $12,000 for services. In September 2004, the Company sold a total of 2,304,000 units to related investors for net proceeds of $180,000. Each unit consists of one share of common stock and one $.25 warrant expiring in September 2006.

In October, 2004 the Company entered into an agreement to purchase 4 unpatented claims in the Porcupine Division of Northern Ontario from an unrelated third party. The

Company issued a total of 200,000 shares valued at $108,000. The shares are non-returnable. (This agreement was cancelled in 2005.)

In October, 2004 the Company issued 145,651 shares of common stock valued at $58,260 for services.

In December 2004, the Company sold a total of 15,500,000 units to a related party for net proceeds of $225,000 and fees of $100,000. Each unit consisted of one share of common stock and one warrant expiring two years from the date of issuance.

In November, 2005 the Company sold a total of 100,000,000 shares of common stock for net proceeds of $500,000.

ITEM 6. PLAN OF OPERATIONS

During 2004 and 2005, the Company dedicated most of its human and financial resources to maintaining its mining assets in good standing and to resolve legal issues. In 2006, the Company completed the sale of some of its mining properties (see Item 1 - Description of Business) and has generated enough cash to revitalize its mineral exploration activity.

Due to the favorable financial condition of the Company after the sale of some of its assets during the third quarter of 2006 and the favorable commodity market, the Board made a decision to explore a number of resource related opportunities. These opportunities will focus on certain areas of Canada and the USA but, due to management of the Company's expertise, evaluations of geologically attractive prospects in politically stable areas of Africa and Asia will also be considered. There is a high likelihood that the Company will form joint ventures with other exploration and mining interests.

The Company does not have any off balance sheet arrangements.

The Company will not have a significant change in the number of employees.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Osprey Gold Corp
(F/K/A Incitations, Inc.)
(An Exploration Stage Company)

Financial Statements

December 31, 2005, 2004, and 2003

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm               F-2

Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Changes in Shareholders' Deficit                        F-5

Statements of Cash Flows                                              F-6

Notes to the Financial Statements                                     F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Osprey Gold Corp.

We have audited the accompanying consolidated balance sheet of Osprey Gold Corp. as of December 31, 2005, 2004, and 2003 and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osprey Gold Corp. as of December 31, 2005, 2004, and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as of and for the year ended December 31, 2003 have been restated to account for certain costs incurred in the development of the mining facility previously capitalized to mining properties and liabilities have been restated to reflect extinguishment of amounts due to related party (See
Note 3).


/s/ Jewett, Schwartz, & Associates

Hollywood, Florida
September 19, 2006

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                          ---------------------------------------
                                                                              2005          2004          2003
                                                                          -----------   -----------   -----------
                                                                                                       (Restated)
                                 ASSETS

CURRENT ASSETS
Cash                                                                      $   123,097   $    11,155   $     1,500
                                                                          -----------   -----------   -----------
                                                                              123,097        11,155         1,500
Mining camp                                                                    50,000        50,000        50,000
                                                                          -----------   -----------   -----------
TOTAL ASSETS                                                              $   173,097   $    61,155   $    51,500
                                                                          ===========   ===========   ===========

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                          $   824,026       682,393       129,601
Accrued expenses                                                               35,778        15,754            --
Due to related party                                                               --       335,916            --
                                                                          -----------   -----------   -----------
                                                                              859,804     1,034,063       129,601

SHAREHOLDERS' DEFICIT
Common stock, .0002 par value authorized 300,000,000 shares authorized;
   295,404,763, 195,404,763 and 40,044,092, respectively shares issued
   and outstanding and additional paid-in capital                              59,081        39,081         8,009
Additional paid in capital                                                  8,801,664     8,321,664     1,529,596
Accumulated deficit                                                        (9,547,452)   (9,333,653)   (1,615,706)
                                                                          -----------   -----------   -----------
TOTAL SHAREHOLDERS' DEFICIT                                                  (686,707)     (972,908)      (78,101)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                               $   173,097   $    61,155   $    51,500
                                                                          ===========   ===========   ===========

              See accompanying notes to the financial statements.

                                OSPREY GOLD CORP
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                    RESTATED

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                        For the year ended December 31,             Inception
                                                  ------------------------------------------   (March 28, 1995 to
                                                      2005           2004            2003      December 31, 2005)
                                                  ------------   ------------    -----------   ------------------
                                                                                  (Restated)
REVENUES                                          $         --   $         --    $        --      $         --
                                                  ------------   ------------    -----------      ------------
EXPENSES:
Exploration costs                                           --      1,454,316         95,316         1,549,632
General and administrative                             831,161        853,214         89,329         2,473,836
Directors fees                                              --        318,940         80,454           399,394
Stock compensation                                          --      5,124,260      1,175,000         6,299,260
                                                  ------------   ------------    -----------      ------------
TOTAL OPERATING EXPENSES                               831,161      7,750,730      1,440,099        10,722,122
Net loss from operations                              (831,161)    (7,750,730)    (1,440,099)      (10,722,122)
Gain on foreign transactions                                           32,783        121,900           154,683
Gain on forgiveness of debt                            617,362             --        402,625         1,019,987
                                                  ------------   ------------    -----------      ------------
                                                       617,362         32,783        524,525         1,174,670
NET LOSS                                          $   (213,799)  $ (7,717,947)   $  (915,574)     $ (9,547,452)
                                                  ============   ============    ===========      ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $      (0.00)  $      (0.07)   $     (0.06)
                                                  ============   ============    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   BASIC AND DILUTED                               245,404,763    117,724,427     15,193,532
                                                  ============   ============    ===========

              See accompanying notes to the financial statements.

                                OSPREY GOLD CORP
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                    RESTATED

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                        For the year ended December 31,             Inception
                                                  ------------------------------------------   (March 28, 1995 to
                                                      2005           2004            2003      December 31, 2005)
                                                  ------------   ------------    -----------   ------------------
                                                                                  (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss from operations                        $(213,799)    $(7,717,947)    $ (915,574)      $(9,547,452)
   Stock compensation                                              5,546,428      1,181,200         6,727,628
   Capital contribution                                   --          68,408             --
   Increase (decrease) is current liabilities
   Increase in accounts payable                      141,635         552,792        (29,290)        1,199,651
   Increase in accrued expenses                       20,022          15,754             --            35,776
                                                   ---------     -----------     ----------       -----------
                                                     (52,142)     (1,534,565)       236,336        (1,584,397)
CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in due to related party                 (335,916)        335,916       (234,836)               --
   Sale of common stock                              500,000       1,208,304             --         1,708,304
                                                   ---------     -----------     ----------       -----------
                                                     164,084       1,544,220       (234,836)        1,708,304
   Net increase (decrease) in cash                   111,942           9,655          1,500           123,907
   Cash and cash equivalents at beginning of
      period                                          11,155           1,500             --                --
                                                   ---------     -----------     ----------       -----------
   Cash and cash equivalents at end of period      $ 123,097     $    11,155     $    1,500       $   123,907
                                                   =========     ===========     ==========       ===========
   Supplemental disclosure of non cash
      investing & financing activities:
   Cash paid for income taxes                      $      --     $        --     $       --
                                                   =========     ===========     ==========
   Cash paid for interest expense                  $      --     $        --     $       --
                                                   =========     ===========     ==========
   Purchase of mining camp for common stock        $      --     $        --     $   50,000
                                                   =========     ===========     ==========

              See accompanying notes to the financial statements.

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                    RESTATED

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

               For the year ended December 31, 2005, 2004 and 2003

                                                       COMMON STOCK AND
                                                          ADDITIONAL
                                                       PAID-IN CAPITAL        ADDITIONAL
                                                   -----------------------     PAID IN     ACCUMULATED
                                                      SHARES       AMOUNT      CAPITAL       DEFICIT        TOTAL
                                                   -----------   ---------   -----------   -----------   -----------
BALANCE - DECEMBER 31, 2002                            544,092    $   109     $  306,296   $  (700,132)  $  (393,727)
Issuance of common stock for mining claims -
   related party                                    31,000,000      6,200             --            --         6,200
Issuance of common stock for consulting services     6,000,000      1,200        398,800            --       400,000
Issuance of common stock for directors fees            500,000        100        309,900            --       310,000
Fair market value of options granted                        --         --        465,000            --       465,000
Purchase of camp                                     2,000,000        400         49,600            --        50,000
Net loss for the year ended December 31, 2003               --         --             --      (915,574)     (915,574)
                                                   -----------    -------     ----------   -----------   -----------
BALANCE DECEMBER 31, 2003                           40,044,092    $ 8,009     $1,529,596   $(1,615,706)  $   (78,101)
Issuance of common stock for mining claims -
   related party                                   100,840,000     20,168             --            --        20,168
Issuance of common stock for mining claims             550,000        110        176,890            --       177,000
Issuance of common stock for directors fees            300,000         60         41,940            --        42,000
Issuance of common stock for consulting fees        23,190,651      4,638      4,425,622            --     4,430,260
Issuance of common stock for management fees         4,000,000        800        527,200            --       528,000
Issuance of common stock for financing fees            200,000         40         23,960            --        24,000
Issuance of common stock for cancellation of
   letter of intent and services                    15,500,000      3,100        321,900            --       325,000
Sale of common stock                                10,780,020      2,156      1,206,148            --     1,208,304
Capital Contribution                                        --         --         68,408                      68,408
Net loss for the year ended December 31, 2004               --         --                   (7,717,947)   (7,717,947)
                                                   -----------    -------     ----------   -----------   -----------
BALANCE DECEMBER 31, 2004                          195,404,763    $39,081     $8,321,664   $(9,333,653)  $  (972,908)
Sale of common stock                               100,000,000     20,000        480,000            --       500,000
Net loss for the year ended December 31, 2005                                                 (213,799)     (213,799)
                                                   -----------    -------     ----------   -----------   -----------
BALANCE DECEMBER 31, 2005                          295,404,763     59,081      8,801,664    (9,547,452)  $  (686,707)
                                                   ===========    =======     ==========   ===========   ===========

               See accompanying notes to the financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Osprey Gold Corp. ("Osprey" or the "Company") was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name respectively. Prior to the merger in September 1999 (Note 5), the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. After the change in control on April 22, 2003, the Company is in the process of acquiring mining claims and property. The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets described in Note 3.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

SFAS No. 146. SFAS No. 146, "Accounting for Costs Associated with Exitor Disposal Activities," was issued in July 2002. It requires a liability for costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material impact on the Company's financial statements for the reported periods.

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

NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial results for the year ended December 31, 2003 as a result of prior management entering into several undisclosed related party transactions and capitalizing the purchase of mineral rights that should have been expensed as exploration costs. The effect of the restatement is further documented in Note 11.

In February, 2005 Gordon Leliever, Betty North, Doug Budden, Boardwalk Creations, as Plaintiffs, ("The Plaintiffs or Leliever Group") initiated a action against Georges Benarroch, Linda Kent, Jean-Jacques Treyvaud, and Related parties ("The Benarroch Group"). Below is a short synopsis.

Between August and October 2004, the Benarroch Group, further to funding provided to Osprey between May and October 2004, and in further extending the scope of its due diligence, questioned the validity and legality of certain actions as well as the financial disclosures made by management and the accuracy of the financial reports prepared by the Company auditors for filing with the SEC. In November 2004, the Benarroch Group requested a change in the management of the Company and through a Written Consent in Lieu of a Special Meeting of the Stockholders, Georges Benarroch was elected President and Linda Kent, Corporate Secretary Treasurer of Osprey Gold Corp. The Company called a Special Meeting of Stockholders to remove the Leliever Group as Officers and Directors on February 11, 2005. In February 2005, The Leliever Group brought an action ex-parte in the United States District, District of Nevada and obtained a Temporary Restraining Order which allowed them to keep control of the Company. Shortly thereafter, the Benarroch Group filed a Statement of defense and Counterclaim.

On June 6, 2005, the Court Ordered control of Osprey be returned to the Benarroch Group as the Order stated, "Defendants will suffer irreparable injury if the Plaintiffs are allowed to continue in control of Osprey's assets, pursuant to the terms Preliminary Injunction;" The Leliever Group were found in contempt and guilty of, not limited to, spoliation of evidence as they erased the hard drives on Osprey computers, failing to turn over all of the Corporate computer equipment, core logs, core samples, geological reports, mining maps, financial records and supporting documents, and legal papers. The Court also found that The Benarroch Group suffered irreparable prejudice as a result of the loss of company information, documents, computers and software including the loss of virtually all corporate documents and information regarding the company's day to day negotiations and transactions, the absence of backup documentation for financial documents, the expense to rebuild the company's records from scratch and the expense to replace the computers, server and software. The action initiated by the Leliever Group against Counterclaimants, the Benarroch Group was dismissed by the United States District Court, District of Nevada on July 26th, 2006 pursuant to the Settlement Agreement and Mutual Release between the parties executed on July 17th, 2006 (the "Settlement"). Further, the Leliever Group was found in contempt by the United States District Court, District of Nevada. The Settlement called for control of Osprey to remain with the Benarroch Group. In addition, part of the Leliever

Group was required to surrender all of its shares of Osprey, totaling 61,150,000 shares of which 3,100,000 shares were owned by Gordon Leliever and 58,050,000 shares were owned by Boardwalk Creations Ltd. Furthermore, on or before August 16, 2006, the Leliever Group was required to satisfy all of the outstanding liabilities of Osprey totaling, but not limited to, approximately US $242,000 and make a cash payment of US $1.5 million to Osprey. Upon evidence of payment of same, the assets of Osprey would be transferred to the Leliever Group. However, failure by the Leliever Group to make the payments before August 16, 2006 entitled Osprey to retain the assets with no possibility of appeal by the Leliever Group. On August 16, 2006 the Leliever Group failed to make the payments, therefore the Company retained all its assets.

NOTE 4. MINING PROPERTIES

On June 30, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) These claims were transferred to the company in March 2004.

On July 14, 2003 The Company acquired the rights to a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement see Note 3 the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. March 25th, 2004(Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at the basis) the camp was transferred to the company in May of 2006.

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000 common shares to related party and 950,000 common shares to an unrelated party. The fair value of approximately $2,600. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In January, 2004 The Company purchased assets known as the Lingman Assets from a related party for 8,000,000 of common stock valued at $1,600. The shares were issued March 25th 2004. The Company has not received control of these assets. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 47,840,000 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In August, 2004 the Company purchased the Lingman Lakes claims which consist of 14 patented mining claims in the Red Lake Division of Northern Ontario for 45,000,000 shares of common stock valued at $9,000 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value. In May, 2006 the United States District of Nevada, ordered the related party to transfer title of the claims over to the Company.

In July, 2004 the Company issued 100,000 shares of common stock valued at $16,500 to Anaconda Gold for the purchase of 8 unpatented claims in the Red Lake Division of Northern Ontario. The agreement was cancelled in early 2005. The shares are non-returnable.

In August 2004, the Company issued 250,000 shares of common stock valued at $52,500 to an unrelated party as part of the purchase of the 63 patented mining claims from a related party.

In October 2004 the Company entered into an agreement to purchase 4 unpatented claims in the Porcupine Division of Northern Ontario from an unrelated third party. The Company issued a total of 200,000 shares valued at $108,000. The agreement was cancelled in 2005. The shares are non-returnable.

NOTE 5. EQUITY

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

On June 6, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock issued)

These claims were transferred to the company in March 2004.

On July 14, 2003 The Company acquired the rights to a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement see Note 3 the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at the there basis)The camp was transferred to the company in May of 2006.

The Company issued to consultants for their services rendered 5,000,000 common shares at $0.03 per share on July 14, 2003 and 1,000,000 common shares at $0.25 per share on September 26, 2003. The issuances were recorded at the fair market value $400,000.

On September 29, 2003 the Company issued a total of 500,000 shares of common to the Board of Directors for services. The Company recorded an expense of $310,000 which is the fair market value on the date of issuance.

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000 shares to a related party and 950,000 shares to an unrelated party. The fair value of approximately $2,600 as the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock)

In January, 2004 The Company purchased assets from Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. (Shares issued March 25th
2004) The Company has not received control of these assets. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 47,840,000 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In April 2004, the Company issued a total of 4,000,000 shares of common to two consultants for services. The fair market value of the common stock on the date of issuance was $2,080,000.

In August, 2004 the Company purchased the Lingman Lakes claims which consist of 14 patented mining claims in the Red Lake Division of Northern Ontario for 45,000,000 shares of common stock valued at $9,000 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value. In May, 2006 the United States District of Nevada, ordered the transfer title of the claims over to the Company.

In August, 2004 the Board of Directors issued itself a total of 300,000 shares of common stock valued at $42,000 for director's fees.

In July, 2004 the Company issued 100,000 shares of common stock valued at $16,500 to Anaconda Gold for the purchase of 8 unpatented claims in the Red Lake Division of Northern Ontario. The agreement was cancelled in early 2005. The shares are non-returnable.

In July, 2004 the Company issued a total of 19,000,000 of common stock for investor relations in Europe. The fair market value of the common stock on the date of issuance was $2,280,000.

In August, 2004 the Company sold a total of 4,500,000 units for net proceeds of $225,000. Each unit consisted of one share of common stock and one $.10 warrant expiring 2 years from the date of issuance.

In August 2004, the Company sold a total of 1,650,000 units to 5 investors for net proceeds of $115,000. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.

In August 2004, the Company sold a total of 2,326,020 units to an unrelated investor for net proceeds of $687,804. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.

In August, 2004 the Company issued a total of 3,000,000 shares of common stock to the Company's former President and 1,000,000 shares of common stock to the Company's former Vice-President. The fair market value of the common stock on the date of issuance was $528,000.

In August 2004, the Company issued 250,000 shares of common stock valued at $52,500 to an unrelated party as part of the purchase of the 63 patented mining claims from a related party.

In August 2004, the Company issued 45,000 shares of common stock valued at $12,000 for services.

In September 2004, the Company sold a total of 2,304,000 units to related investors for net proceeds of $180,000. Each unit consists of one share of common stock and one $.25 warrant expiring in September 2006.

In October, 2004 the Company entered into an agreement to purchase 4 unpatented claims in the Porcupine Division of Northern Ontario from an unrelated third party. The Company issued a total of 200,000 shares valued at $108,000. The shares are non-returnable. (This agreement was cancelled in 2005.)

In October, 2004 the Company issued 145,651 shares of common stock valued at $58,260 for services.

In December 2004, the Company sold a total of 15,500,000 units to a related party for net proceeds of $225,000 and fees of $100,000. Each unit consisted of one share of common stock and one warrant expiring two years from the date of issuance.

In November, 2005 the Company sold a total of 100,000,000 shares of common stock for net proceeds of $500,000.

NOTE 6. STOCK-BASED COMPENSATION

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

Risk-free interest rate- 6%
Expected life - 3 years
Expected volatility- 3.294
Dividend yield - 0%

Based on the foregoing option-pricing model, a compensation expense of $465,000 for the options issued has been recorded with a corresponding credit to paid-in capital.

NOTE 7. BUSINESS COMBINATION

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

NOTE 8. DUE TO RELATED PARTY

Represents services performed by a related party on behalf of the Company.

NOTE 9. CHANGE IN CONTROL

On April 22, 2003, the sale to an unrelated party of the majority shareholder's stock in the company was closed and the proceeds were used to pay the accounts payable. The unpaid amounts totaling $402,625 were forgiven by the creditors.

NOTE 10. INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2005.

There was no income tax expense for the years ended December 31, 2005, 2004 and 2003.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 (computed by applying the Canadian Corporate tax rate of 38% to loss before taxes), as follows:

                                                         December 31,
                                            ------------------------------------
                                              2005        2004          2003
                                            --------   -----------   ----------
Computed "expected" tax expense (benefit)   $(81,000)  $(2,932,000)   $(347,000)
Benefit of operating loss carryforwards           --            --           --
                                            --------   -----------    ---------
Valuation allowance                           81,000     2,932,000      347,000
                                            --------   -----------    ---------
                                            $     --   $        --    $      --
                                            ========   ===========    =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

                                  December 31, 2005
                                  -----------------
Deferred Tax Assets
Current Deferred Tax Assets          $        --
Net operating loss carryforward        3,628,000
                                     -----------
Total gross deferred Tax Assets
Less valuation allowance             $(3,628,000)
                                     -----------
Net deferred tax assets              $        --

The Company has a net operating loss carryforward of approximately $9,547,000 available to offset future taxable income through 2020.

NOTE 11.  RESTATED FINANCIAL STATEMENTS

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                DECEMBER 31, 2003

                                  BALANCE SHEET

                                                         As Filed    Adjustments     Restated
                                                       -----------   -----------   -----------
                       ASSETS

CURRENT ASSETS
CASH                                                   $     1,157   $       343   $     1,500
                                                       -----------   -----------   -----------
Total current assets                                         1,157           343         1,500
Mining camp                                              7,988,886    (7,938,886)       50,000
TOTAL ASSETS                                           $ 7,990,043   $(7,938,543)  $    51,500
                                                       ===========   ===========   ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                       $    41,512        88,089       129,601
Accrued expenses                                                --            --            --
Due to related party                                       109,530      (109,530)           --
                                                       -----------   -----------   -----------
                                                           151,042       (21,441)      129,601

Note payable                                               500,000      (500,000)           --

SHAREHOLDERS' DEFICIT
Common stock, .0002 par value authorized 300,000,000
   shares authorized; 40,044,092, shares issued and
   outstanding                                              13,181        (5,172)        8,009
Additional paid in capital                               9,244,455    (7,714,859)    1,529,596
Accumulated deficit                                     (1,918,635)      302,929    (1,615,706)
                                                       -----------   -----------   -----------
TOTAL SHAREHOLDERS' DEFICIT                              7,339,001    (7,417,102)      (78,101)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 7,490,043   $(7,438,543)  $    51,500
                                                       ===========   ===========   ===========

                                OSPREY GOLD CORP
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                    RESTATED

                            STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED DECEMBER 31, 2003

                                                  As Filed    Adjustments    (Restated)
                                                -----------   -----------   -----------
REVENUES                                        $        --    $      --    $        --
                                                -----------    ---------    -----------
EXPENSES:
Exploration costs                                    37,291       58,025         95,316
Consulting fees                                     405,643     (405,643)
General and administrative                           25,946       63,383         89,329
Professional fees                                    36,308      (36,308)
Travel                                               10,736      (10,736)
Directors fees                                           --       80,454         80,454
Stock compensation                                  571,959      603,041      1,175,000
                                                -----------    ---------    -----------
TOTAL OPERATING EXPENSES                          1,087,883      352,216      1,440,099

Net loss from operations                         (1,087,883)    (352,216)    (1,440,099)

Gain on foreign transactions                       (570,265)     692,165        121,900
Gain on forgiveness of debt                         439,645      (37,020)       402,625
                                                -----------    ---------    -----------
                                                   (130,620)     655,145        524,525
NET LOSS                                        $(1,218,503)   $ 302,929    $  (915,574)
                                                ===========    =========    ===========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $     (0.09)   $    0.03    $     (0.06)
                                                ===========    =========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED               13,981,952                  15,193,532
                                                ===========                 ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

A. (1) The Company concluded, in conjunction with its independent registered accounting firm, Jewett, Schwartz and Associates, its historical financial statement for the year ended December 31, 2003, for the quarterly reports ended, March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon as a result of the accounting treatment afforded to the mining properties.

B. (1) The Company has restated its financial results for the year ended December 31, 2004 as a result of prior management entering into several undisclosed related party transactions and capitalizing the purchase of mineral rights that should have been expensed as exploration costs. The effect of the restatement is further documented in Note 11.

During Registrant's most recent two fiscal years, as well as the subsequent interim period through December 31, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

(2) During Registrant's September 30, 2003, Julito Longkines, CPA did not advise the Company of any of the matters identified in paragraph a)(1)(iv)(B)of Item 304 of Regulation SB.

(3) Julito Longkines, CPA furnished a letter addressed to the SEC, stating his resignation as the registrant's auditor on January 26, 2004, and agreed with the statements made by the Registrant and, if not, stating the respects in which it does not agree.

(4) January 26, 2004, Registrant engaged Stephen Diamond, CA, as its principal accountant to audit the Company's financial statements. Registrant did not consult with Mr. Diamond on any matters described in paragraphs (a)(2)(I) and
(a)(2)(ii) of Regulation SB during the Company's two most recent fiscal years or any subsequent interim period prior to engaging his services.

C. New Independent Accountants: November 28, 2005, Jewett, Schwartz and Associates had been engaged as the Principal Accountant to Audit the Registrant's financial statements.

D. The change of independent accountants was approved by the Company's Board of Directors on June 17th, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, with the participation of our President, Corporate Secretary Treasurer and Chief Financial Officer, have evaluated the effectiveness, as of December 31, 2005, of our "disclosure controls and procedures", as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, have concluded that the disclosure controls and procedures as of December 31, 2005, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our "internal control over financial reporting", as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B OTHER ITEMS

Please refer to the financial statements for additional costs and expenditures and other financial information.

The Company had no production from operations for 2005 or 2004. For 2005 and 2004, gross revenues were $-0-.

As of Record date October 14, 2005, shareholders of record received a right, but not an obligation, to purchase 0.65 new Common Shares of the Company for every 1 existing Common Share held, at a price of $0.005 per Common Share issued in accordance with Rule 144. Amount to be raised is US$250,000 (Minimum) US$500,000 (Maximum). In addition, an over-subscription privilege had been included, allowing shareholders to subscribe for additional shares not subscribed for by the other shareholders on a pro rata basis. The rights will be non-transferable and are not expected to be listed as a separate security. The rights will be non-tradeable. Fractional shares will be rounded up to the nearest whole number. The closing of the Rights Offering will take place on November 7, 2005.

The Board of Directors of the Company has approved the rescission of the Company's rights offering to existing shareholders and has approved a private placement on the following terms: a total of 50,000,000 to 100,000,000 of the Company's common stock, par value $.0002, at $0.005 per share for an aggregate amount of US$250,000 (Minimum) and US$500,000 (Maximum). Such shares will be offered solely to accredited investors and will be restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended. The Shares will be offered during the Subscription Period, which shall mean the period ending on November 21, 2005. The Subscription Period may be extended in the sole discretion of the Company without notice to subscribers for an additional sixty
(60) day period.

The Private Placement is Non Brokered, no agent or intermediate will receive commission or fees from the Company.

On November 2, 2005, Osprey Gold Corp. filed a status report with the United States District Court of Nevada regarding its financing activities. The status report discloses that in lieu of a rights offering, the Company will conduct a private placement to raise a minimum of $250,000 and a maximum of $500,000. Although the status report states that the subscription period began on November 2, 2005 and will close on November 7, 2005, the subscription period has been extended to November 21, 2005 as previously disclosed in the Company's 8-K filed on November 4, 2005. The subscription period may be extended in the sole discretion of the Company without notice to subscribers for an additional sixty
(60) day period.

On February 1, 2006, the Company entered into a letter of intent ("LOI") with Flair Petroleum Ltd., a United Kingdom private corporation ("Flair"), whereby, through a series of transactions, the Company will acquire Flair's right, title and interest in an existing joint venture (the "Joint Venture") between Flair and Pure Energy Limited ("PEL"), a private Bermuda company, which, through its subsidiaries, is active in heavy oil and coal methane gas in Utah and other western US states. The Joint Venture was created to explore and develop a known heavy oil deposit located on 3,000 leased acres in the Uinta Basin in northeastern Utah ("Uinta Acres").

Pursuant to the LOI, the Company will make an initial deposit of $100,000 to secure the lease agreement for the Uinta Acres. Such amount will be provided by Credifinance Capital Corp. ("Credifinance") in the form of a convertible note. Upon signing the lease agreement, the Company will raise interim funding for the Joint Venture in the amount of $2,000,000 ("Interim Financing"). Over the next four years, the Company will raise as much as $70,000,000 for long term project financing. In exchange, the Company will acquire Flair's 73% interest in the Joint Venture.

The proposal was entirely contingent upon (1) obtaining the approval of the United States District Court for the District of Nevada; (2) all other normal regulatory, legal, and shareholder approvals; and, (3) a closing date of March 15, 2006. The Company had filed an emergency motion with the United States District Court for the District of Nevada to present these matters.

The result of the emergency motion filed with the United States District Court, District of Nevada found Leliever et al, was in Contempt and did not provide the required financial information. The letter of intent with Flair Petroleum Ltd. was cancelled.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME                    AGE   POSITION
----                    ---   --------
Georges Benarroch       59    President/Chief Financial
                              Officer/Director
Linda Kent              51    Corporate Secretary & Treasurer/Director
Jean Jacques Treyvaud   68    Director
Peter Hug               56    Director

The business experience of the persons listed above during the past five years are as follows:

Georges Benarroch/Chief Financial Officer/President/Director:

Mr. Benarroch was elected as President effective November 18th, 2004, and a Director of the Company since September 2004. Mr. Benarroch is the President and Chief Financial Officer of Credifinance Capital Corp. and Credifinance Securities Limited and President of and Chief Executive Officer of Kyto Biopharma Inc. a public company.

Linda Kent/Corporate Secretary Treasurer/Director: Ms. Kent has worked in the securities brokerage industry since 1979. Since 2000 she has been the Head of Trading for Credifinance Securities Limited in Toronto, Canada.

Jean Jacques Treyvaud/Director: Mr. Treyvaud is a specialist in financial engineering, corporate finance, and investor relations. From 1989 to present, he has been a Private Consultant to many European and Middle Eastern clients in the financial engineering, corporate finance, investor relations and portfolio management. From 1985-1989, he was the Senior Vice-President, Capital Market Group for the Banque Indosuez, Geneva. In the Capital Market Group, Banque Indosuez he was responsible for international financing, syndication and retailing of new issues. From 1983-1985, he was a Vice President--Capital Group at Chemical Bank (Switzerland) S.A. From 1978 to 1983 he was Vice President--Underwriting Guaranties Group at Banque Paribas Suisse, Geneva. From 1964 to 1977 he worked in various Departments of Government of Canada.

In 1958, he received a certificate in Geology from McGill University, Montreal, and attended the University of Montreal in the Department of Social Economy from 1957 to 1960. Mr. Treyvaud did his postgraduate studies at the University of Carleton, from 1967 to 1970. He also completed the registered representative course in 1977, and was a Lecturer in International Finance at the Universite du Quebec in 1972.

Peter Hug: Mr. Hug is a Partner in a Toronto, Ontario based private firm that provides expedited delivery services to Fortune 500 companies. Mr. Hug has an extensive background in private foreign exchange and precious metals operations and developed trading lines and program platforms. Mr. Hug also ran for a number of years a major gold trading precious metals desk in the capacity of Senior V-P. Mr. Hug has also created one of North America's largest gold and strategic metal trading desks. Mr. Hug resigned, September 29, 2006.

B) IDENTIFY SIGNIFICANT EMPLOYEES

The Company does not expect to receive a significant contribution from employees that are not executive officers.

C) FAMILY RELATIONSHIPS

There are no directors, executive officers or persons nominated or persons chosen by the Company to become a director or executive officer of the Company who are directly related to an individual who holds the position of director or executive officer or is nominated to one of the said positions.

D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no material events that have occurred in the last five years that would affect the evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

E) AUDIT COMMITTEE

The Audit Committee has the responsibility of (i) recommending the selection of our independent public accountants, (ii) reviewing and approving the scope of the independent public accountants' audit activity and extent of non-audit services, (iii) reviewing with management and our independent public accountants the adequacy of our accounting system and the effectiveness of our internal audit plan and activities, (iv) reviewing with management and our independent public accountants the financial statements and exercising general oversight of the financial reporting process and (v) reviewing with us litigation and other legal matters that may affect our financial condition, and monitoring compliance with our business ethics and other policies.

The Audit Committee is composed of Jean Jacques Treyvaud, Linda Kent, Georges Benarroch. The Audit Committee did not meet in 2004 or 2005. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for the fiscal years ended December 31, 2003 through 2005 (fiscal years) payable/paid to Georges Benarroch the Company's President/Director, Linda Kent the Company's Corporate Secretary Treasurer, and the following Directors.

2003                        SALARY       RESTRICTED   ALL OTHER COMPENSATION
NAME                     IN CDN FUNDS   STOCK (4&5)        IN CDN FUNDS
----                     ------------   -----------   ----------------------
Gordon Leliever(2)            --          100,000               --
Douglas Budden                --          100,000               --
Gerald Baird                  --          100,000               --
Gerald Colbourne              --          100,000               --
Peter Howe                    --          100,000               --

                            SALARY       RESTRICTED   ALL OTHER COMPENSATION
2004                     IN CDN FUNDS   STOCK (4&5)        IN CDN FUNDS
----                     ------------   -----------   ----------------------
Gordon Leliever(1)         $2,951.88     3,000,000          $ 51,345.57
Douglas Budden                    --     1,145,651          $ 55,680.00

Betty North(2)             $6,064.93                        $493,667.43
Georges Benarroch(3)                     4,350,000          $ 11,550.00
Linda Kent                                 100,000          $    700.00
Peter Hug                         --       100,000                   --
Jeans Jacques Treyvaud            --       100,000          $ 13,544.52

                            SALARY       RESTRICTED   ALL OTHER COMPENSATION
2005                     IN CDN FUNDS   STOCK (4&5)        IN CDN FUNDS
----                     ------------   -----------   ----------------------
Gordon Leliever           $14,980.90                        $ 8,685.64
Douglas Budden                    --                        $10,504.41
Betty North               $20,784.70                        $ 1,866.33
Georges Benarroch                 --      100,000           $ 4,860.61
Linda Kent                                100,000           $28,657.66
Peter Hug                         --      100,000                   --
Jeans Jacques Treyvaud            --      100,000           $10,000.00

(1) 3,100,000 common shares registered to Gordon Leliever were cancelled as per the "Settlement Agreement" of July 17, 2006.

(2) Betty North is the President of Boardwalk Creation Ltd. Boardwalk Creation Ltd. is a privately held Ontario, Canada, Corporation. B. North received $70,951.62 Boardwalk Creation Ltd. received $422,715.61.

(3) Georges Benarroch is the President of Credifinance Capital Corp and Credifinance Securities Limited which has preformed investment banking services to the Company. Credifinance Securities Limited received CDN$11,550 as a commission for a private placement. Credifinance Capital Corp. received 4,250,000 shares for services.

OPTIONS/SAR GRANTS TABLE

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

Based on the foregoing option-pricing model, a compensation expense of $465,000 for the options issued has been recorded with a corresponding credit to paid-in capital. There were no options granted to employees and no grants to key employees in fiscal years 2004 and 2005.

COMPENSATION OF DIRECTORS

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election and compensation of directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

The Company does not currently maintain insurance for the benefit of the directors and officers of Osprey against liabilities incurred by them in their capacity as directors or officers of Osprey. Osprey does not maintain a pension plan for its employees, officers or directors.

Four directors received 100,000 common shares each for services during fiscal years 2003. Three directors received 100,000 common shares each 2004 and 2005, respectively.

None of the directors or senior officers of Osprey and no associate of any of the directors or senior officers of Osprey was indebted to the Company during the financial period ended December 31, 2005 of Osprey other than for routine indebtedness.

EMPLOYMENT CONTRACTS

None

REPORT ON REPRICING OF OPTIONS/SARS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

TITLE OF CLASS   NAME OF BENEFICIAL OWNER                        COMMON SHARES   PERCENTAGE OF CLASS
--------------   ------------------------                        -------------   -------------------
Common           Boardwalk Creation Ltd (1)                        58,050,000           19.7%
Common           Credifinance Capital Corp. (2)                    57,487,600           19.5%
Common           Finance Research & Development (FRD) Trust(3)     51,488,212           17.4%

(1) Boardwalk Creation Ltd. is a privately held Ontario, Canada, Corporation. Betty North is the President of Boardwalk Creation Ltd. All Boardwalk Creation Ltd. shares were cancelled as per the "Settlement Agreement", July 17, 2006.

(2) Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Corp.

(3) Finance Research & Development (FRD) Trust owns all of the outstanding shares of Credifinance Capital Corp.

B) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS   NAME OF BENEFICIAL OWNER                            COMMON SHARES   PERCENTAGE OF CLASS
--------------   ------------------------                            -------------   -------------------
Common           Linda Kent/Corporate Secretary Treasurer Director      6,681,806           2.26%
Common           Gordon Leliever/Director                               3,100,000           1.00%

Common           Georges Benarroch (1)                                 57,587,600             19%
Common           Betty North (2)                                       58,050,000           19.7%

(1) Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Corp.

(2) Betty North is the President of Boardwalk Creation Ltd. Boardwalk Creation Ltd. is a privately held Ontario, Canada, Corporation. All Boardwalk Creation Ltd. shares were cancelled as per the "Settlement Agreement", July 17, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 4 & 5 of the consolidated Financial Statements.

(B) TRANSACTIONS WITH PROMOTERS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 77,487,600 common shares representing 28.6% of issued shares.

Officers, directors and employees will refrain from gathering competitor intelligence by illegitimate means and refrain from acting on knowledge, which has been gathered in such a manner. The officers, directors and employees of Osprey Gold Corp. will seek to avoid exaggerating or disparaging comparisons of the services and competence of their competitors.

Officers, directors and employees will obey all Equal Employment Opportunity laws and act with respect and responsibility towards others in all of their dealings. Officers, directors and employees will remain personally balanced so that their personal life will not interfere with their ability to deliver quality products or services to the company and its clients.

Officers, directors and employees agree to disclose unethical, dishonest, fraudulent and illegal behavior, or the violation of company policies and procedures, directly to management.

Violation of this Code of Ethics can result in discipline, including possible termination. The degree of discipline relates in part to whether there was a voluntary disclosure of any ethical violation and whether or not the violator cooperated in any subsequent investigation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DATE         ITEM(S)
----         -------
2003-05-14   1, 5, 6
2004-02-25   4
2004-03-10   2
2004-04-05   4
2004-06-23   5
2004-08-26   8.01
2004-09-03   8.01
2004-09-10   5.01, 9.01
2004-11-12   5.02
2004-11-18   5.02, 5.03, 8.01

2004-12-02   8.01, 9.01
2005-01-14   4.02, 8.01
2005-06-21   3.01, 5.01, 5.02
2005-08-17   5.01
2005-10-14   3.03
2005-11-04   8.01
2005-11-08   8.01
2005-11-09   8.01, 9.01
2005-11-30   4.01
2005-12-28   3.02
2005-12-30   3.02
2006-01-19   5.02
2006-02-08   8.01, 9.01
2006-10-05   2.01, 5.02, 8.01, 9.1

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
3(i)(a)          *Articles of Incorporation of Osprey Gold Corp.

3(i)(b)          *Articles of Amendment changing name to Osprey Gold Corp.

3(ii)            *Bylaws of Osprey Gold Corp.

31.1             Section 302 Certification

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference filed as form 10SB

(B) CODE OF ETHICS

Osprey Gold Corp. will conduct its business honestly and ethically wherever we operate in the world. We will constantly improve the quality of our services, products and operations and will create a reputation for honesty, fairness, respect, responsibility, and integrity, trust and sound business judgment. No illegal or unethical conduct on the part of officers, directors, employees or affiliates is in the company's best interest. Osprey Gold Corp. will not compromise its principles for short-term advantage. The ethical performance of this company is the sum of the ethics of the men and women who work here. Thus, we are all expected to adhere to high standards of personal integrity.

Officers, directors, and employees of the company must never permit their personal interests to conflict, or appear to conflict, with the interests of the company, its clients or affiliates. Officers, directors and employees must be particularly careful to avoid representing Osprey Gold Corp. in any transaction with others with whom there is any outside business affiliation or relationship. Officers, directors, and employees shall avoid using their company contacts to advance their private business or personal interests at the expense of the company, its clients or affiliates.

No bribes, kickbacks or other similar remuneration or consideration shall be given to any person or organization in order to attract or influence business activity. Officers, directors and employees shall avoid gifts, gratuities, fees, bonuses or excessive entertainment, in order to attract or influence business activity.

Officers, directors and employees of Osprey Gold Corp. will often come into contact with, or have possession of, proprietary, confidential or business-sensitive information and must take appropriate steps to assure that such information is strictly safeguarded. This information - whether it is on behalf of our company or any of our clients or affiliates - could include strategic business plans, operating results, marketing strategies, customer lists, personnel records, upcoming acquisitions and divestitures, new investments, and manufacturing costs, processes and methods. Proprietary, confidential and sensitive business information about this company, other companies, individuals and entities should be treated with sensitivity and discretion and only be disseminated on a need-to-know basis.

Misuse of material inside information in connection with trading in the company's securities can expose an individual to civil liability and penalties. Directors, officers, and employees in possession of material information not available to the public are "insiders". Spouses, friends, suppliers, brokers, and others outside the company who may have acquired the information directly or indirectly from a director, officer or employee are also "insiders." The Act prohibits insiders from trading in, or recommending the sale or purchase of, the company's securities, while such inside information is regarded as "material", or if it is important enough to influence you or any other person in the purchase or sale of securities of any company with which we do business, which could be affected by the inside information.

The following guidelines should be followed in dealing with inside information:

Until the company has publicly released the material information, an employee must not disclose it to anyone except those within the company whose positions require use of the information.

Employees must not buy or sell the company's securities when they have knowledge of material information concerning the company until it has been disclosed to the public and the public has had sufficient time to absorb the information.

Employees shall not buy or sell securities of another corporation, the value of which is likely to be affected by an action by the company of which the employee is aware and which has not been publicly disclosed.

Officers, directors and employees will seek to report all information accurately and honestly, and as otherwise required by applicable reporting requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett Schwartz and Associates. ("Jewett") as our independent auditors for the fiscal years ending December 31, 2005.

(1) AUDIT FEES

Jewett, Schwartz and Associates, Independent Registered Public Accounting firm billed an aggregate of $25,000 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended December 31, 2005 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-SB.

(2) AUDIT RELATED FEES

No other professional services were rendered by Jewett, Schwartz And Associates for audit related services rendered during the fiscal year ended December 31, 2005 and 2004, respectively in connection with, among other things, the preparation of a Registration Statement on Form 10-SB.

(3) TAX FEES

No professional services were rendered by Jewett, Schwartz and Associates for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2006.

(4) ALL OTHER FEES

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 29, 2006 by the undersigned, thereunto authorized.

                                        OSPREY GOLD CORP.
                                        (FORMERLY INCITATIONS)


                                        By: /s/ Georges Benarroch
                                            ------------------------------------
                                            Georges Benarroch,
                                            President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

                 NAME                            TITLE                  DATE
                 ----                            -----                  ----


/s/ Georges Benarroch                   President                 December 6, 2006
-------------------------------------   Chief Financial Officer
                                        Director


/s/ Jean Jacques Treyvaud               Director                  December 6, 2006
-------------------------------------