Form 10QSB
period 2006-03-31
OSPREY GOLD CORP
filed 2006-12-29
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-28107

                                OSPREY GOLD CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                       N/A
                (Former issuer name, if changed from last report)

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

                     COMMON STOCK, .0002 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes         NO   X
                                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.
             -----

The registrant had revenues of $0 (no revenues) for the ended March 31, 2006.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2006, was approximately $ 6,799,414.28, based on the average bid and asked prices on such date of $0.04.

The Registrant had 295,404,763 shares of common stock, .0002 par value per share, outstanding on March 31, 2006.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        UNAUDITED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006              3
        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
        MONTHS ENDED MARCH 31, 2006.                                           4
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
        MONTHS ENDED MARCH 31, 2006.                                           5
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   6
ITEM 2. PLAN OF OPERATION                                                     12
ITEM 3. CONTROLS AND PROCEDURES                                               18

PART II
ITEM 1. LEGAL PROCEEDINGS                                                     19
ITEM 2. CHANGES IN SECURITIES                                                 19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   19
ITEM 5. OTHER INFORMATION                                                     19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      19
SIGNATURES                                                                    20
CERTIFICATIONS                                                                21

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                                                  MARCH 31, 2006   DECEMBER 31, 2005
                                                                  --------------   -----------------
                             ASSETS
CURRENT ASSETS
Cash                                                               $     5,838        $   123,097
Mining Camp                                                             50,000             50,000
                                                                   -----------        -----------
TOTAL ASSETS                                                       $    55,838        $   173,097
                                                                   ===========        ===========
              LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                   $   248,250        $   824,026
Accrued expenses                                                        67,005             35,778
Due to Related Party                                                    33,461                 --
                                                                   -----------        -----------
                                                                       348,716            859,804

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common Stock, .0002 par value authorized 300,000,000
   shares authorized 295,404,763  shares issued and outstanding         59,081             59,081
Additional paid in Capital                                           8,801,664          8,801,664
Accumulated deficit                                                 (9,153,623)        (9,547,452)
                                                                   -----------        -----------
TOTAL SHAREHOLDERS' DEFICIT                                           (292,878)          (686,707)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    55,838        $   173,097
                                                                   ===========        ===========

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                        FOR THE PERIOD FROM
                                        FOR THE QUARTER        FOR THE QUARTER      MARCH 28, 1995 (INCEPTION)
                                     ENDED MARCH 31, 2006   ENDED MARCH 31, 2005           TO MARCH 2006
                                     --------------------   --------------------    --------------------------
REVENUES                                $         --            $         --               $         --
                                        ------------            ------------               ------------
EXPENSES:
Exploration cost                              14,769                      --                  1,564,401
General and Administrative                   218,401                 312,200                  2,692,237
Directors fees                                    --                      --                    399,394
Stock Compensation                                --                      --                  6,299,260
                                        ------------            ------------               ------------
TOTAL OPERATING EXPENSES                     233,170                 312,200                 10,955,292

NET LOSS FROM OPERATIONS                    (233,170)               (312,200)               (10,955,292)
Gain(loss) of foreign Transactions            (1,584)                                           153,099
Gain of forgiveness of debt                  628,583                 276,977                  1,648,570
                                        ------------            ------------               ------------
                                             626,999                 276,977                  1,801,669
NET INCOME(LOSS)                        $    393,829            $    (35,223)              $ (9,153,623)
                                        ============            ============               ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING-BASIC AND DILUTED         295,404,763             195,404,763
EARNINGS (LOSS) PER COMMON SHARES
   BASIC AND DILUTED                            0.00                    0.00

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                                         FOR THE PERIOD FROM
                                                         FOR THE QUARTER        FOR THE QUARTER     MARCH 28, 1995 (INCEPTION) TO
                                                      ENDED MARCH 31, 2006   ENDED MARCH 31, 2005           MARCH 31, 2006
                                                      --------------------   --------------------   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (loss) from operations                       $ 393,829               $ (35,223)                $(9,153,623)
   Stock compensation                                             --                      --                   6,727,628
   Increase(decrease) in current liabilities
      Accounts payable                                      (575,776)                154,571                     623,065
      Accrued expenses                                        31,227                  24,068                      67,003
                                                           ---------               ---------                 -----------
                                                            (150,720)                143,416                  (1,735,927)
CASH FLOW FROM FINANCING ACTIVITIES
   Increase (decrease) in due to related party                33,461                (149,071)                     33,461
   Sale of common stock                                           --                      --                   1,708,304
                                                           ---------               ---------                 -----------
                                                              33,461                (149,071)                  1,741,765
   NET INCREASE (DECREASE) IN CASH                          (117,259)                 (5,655)                      5,838
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          123,097                  11,155                          --
                                                           ---------               ---------                 -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   5,838               $   5,500                 $     5,838
                                                           =========               =========                 ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
& FINANCING ACTIVITIES:

  CASH PAID FOR INCOME TAXES                               $       0               $       0
                                                           =========               =========
  CASH PAID FOR INTEREST EXPENSE                           $       0               $       0
                                                           =========               =========



   The accompanying notes are an integral part of these financial statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

BASIS OF ACCOUNTING

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2005 annual financial statements of Osprey Gold Corp. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2005 annual financial statements.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $9,153,623. This condition creates an uncertainty as to the Company's ability to continue as a going concern. For Information on Management's Plans see Item 2.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financials statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

STOCK BASED COMPENSATION

The company accounts for its stock option grants based on the recognition and measurement principles of SFAS 123(R). The application of SFAS 123(R) results in compensation expense being recorded in these financial statements. Applying SFAS 123(R) to stock compensation results in the equity instruments being measured and recognized at their fair value and the compensation cost being the excess of that amount over any amount paid.

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

NOTE 3. MINING PROPERTIES

On June 30, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock)These claims were transferred to the company in March 2004.

On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement (see note 2) the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. March 25th, 2004(Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded on that basis) the camp was transferred to the company in May of 2006.

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000 common shares to a related party and 950,000 common shares to an unrelated party. For the fair value of approximately $2,600. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In January, 2004 The Company purchased assets known as the Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. Shares issued March 25th 2004. The Company has not received control of these assets. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

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

NOTE 4. EQUITY

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

On September 22 and 23, 1999, the Company cancelled 50,693 and 7,672 common stock, respectively and credited the paid-in capital for the original par value.

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

On June 6, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock issued)These claims were transferred to the company in March 2004.

On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement see note 2 the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at that basis) The camp was transferred to the company in May of 2006.

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

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000 to a related party and 950,000 shares to an unrelated party. For a fair value of approximately $2,600. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In January, 2004 The Company purchased assets from Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. (Shares issued March 25th
2004)The Company has not received control of these assets. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 47,840,000 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begun production or substantiate any proven reserves it has fully impaired the value.

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

In September 2004, the Company sold a total of 2,304,000 units to related investors for net proceeds of $180,000. Each units consist of one share of common stock and one $.25 warrant expiring in September 2006.

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

NOTE 5. SUBSEQUENT EVENTS

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

ITEM 2. PLAN OF OPERATION

During 2004 and 2005, the Company dedicated most of its human and financial resources to maintaining its mining assets in good standing and to resolve legal issues. In 2006, the Company completed the sale of some of its mining properties (see Note 5) and has generated enough cash to revitalize its mineral exploration activity.

Due to the favorable financial condition of the Company after the sale of some of its assets during the fourth quarter of 2006 and the favorable commodity market, the Board made a decision to explore a number of resource related opportunities. These opportunities will focus on certain areas of Canada and the USA but, due to management of the Company's expertise, evaluations of geologically attractive prospects in politically stable areas of Africa and Asia will also be considered. There is a high likelihood that the Company will form joint ventures with other exploration and mining interests.

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

the identification of potential gold mineralization based on superficial analysis;

the quality of our management and our geological and technical expertise; and

the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mine able mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of reserves, the expansion of our existing reserves and the development of mines.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005. In the event that we do not obtain additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $5,838, total assets of $55,838 and current liabilities of $348,716. The Company's net losses to date are $9,153,623.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO

CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

The report of our independent accountants on our December 31, 2005 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

estimation of reserves

anticipated metallurgical recoveries;

future gold prices; and

anticipated capital and operating costs of such projects.

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

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

     - unanticipated changes in grade and tonnage of ore to be mined and processed;

     -    unanticipated adverse geotechnical conditions;

     -    incorrect data on which engineering assumptions are made;

     -    costs of constructing and operating a mine in a specific environment;

     -    availability and cost of processing and refining facilities;

     -    availability of economic sources of power;

     -    adequacy of water supply;

     -    adequate access to the site;

     -    unanticipated transportation costs;

     - government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

     -    fluctuation in gold prices; and

     -    accidents, labor actions and FORCE MAJEURE events.

Adverse effects on the operations or further development of a project may also adversely affect our business, financial condition, results of operations and cash flow.

WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF EITHER OF THEM MAY HAVE AN ADVERSE EFFECT

We are dependent on the services of certain key executives, including Georges Benarroch, President and Director, and Linda Kent, Corporate Secretary. The loss of any of these individuals could have a material adverse effect on our business and operations. We currently do not have key person insurance on these individuals.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $2.50 (high) and $0.017 (low). In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:

Credifinance Capital Corp. owned approximately 28.6% of our common stock; Finance Research & Development (FRD) Trust owned approximately 21.87% as of October 31, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.

As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Notes to Financial Statements. Several of those critical accounting policies are as follows:

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

ENVIRONMENT MATTERS

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

Future closure, reclamation and environment related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006

The Registrant conducted no actual mining operation during the quarter ended March 31, 2006. The Registrant concentrated its business efforts restaking its existing mining claims acquired, as set forth herein. As such, it had no revenues as described in the financial statements, attached hereto.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $5,838 in cash. We anticipate total expenditures for year 2006 for general and administrative expenses to be approximately $300,000 and at this time are unable to estimate what our costs of operations expenses may be. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.

These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.

As of March 31, 2006, the Company had current assets of $5,836 compared to current liabilities of $348,716 resulting in a working capital deficit of $342,880.

We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

There have been no changes since the filing of our Form 10-KSB for December 31st, 2005.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no changes since the filing of our Form 10-KSB for December 31st, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There have been no changes since the filing of our Form 10-KSB for December 31st, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 19, 2006 by the undersigned, thereunto authorized.

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

               NAME                           TITLE                   DATE
----------------------------------   -----------------------   -----------------


/s/ Georges Benarroch                President                 December 20, 2006
----------------------------------   Chief Financial Officer
                                     Director


/s/ Jean Jacques Treyvaud            Director                  December 20, 2006
----------------------------------