Form 10QSB
period 2006-06-30
OSPREY GOLD CORP
filed 2006-12-29
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ____

The registrant had revenues of $0 (no revenues) for the ended June 30, 2006.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2006, was approximately $11,898,974.99, based on the average bid and asked prices on such date of $0.07.

The Registrant had 295,404,763 shares of common stock, .0002 par value per share, outstanding on June 30, 2006.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

        UNAUDITED CONSOLIDATED BALANCE SHEET AS OF JUNE 30,2006                3

        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        THREE MONTHS ENDED JUNE 30,2006.                                       4

        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
        ENDED JUNE 30,2006.                                                    5

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION                                                  12

ITEM 3. CONTROLS AND PROCEDURES                                               20

PART II
ITEM 1. LEGAL PROCEEDINGS                                                     20

ITEM 2. CHANGES IN SECURITIES                                                 20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

ITEM 5. OTHER INFORMATION                                                     20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      20

SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

                                OSPREY GOLD CORP.
                          (formerly INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                               JUNE 30, 2006   DECEMBER 31, 2005
                                               -------------   -----------------
                   ASSETS

CURRENT ASSETS
Cash                                            $     4,955       $   123,097
Mining Camp                                          50,000            50,000
                                                -----------       -----------
TOTAL ASSETS                                    $    54,955       $   173,097
                                                ===========       ===========

    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                $   320,014       $   824,026
Accrued expenses                                     60,701            35,778
Due to Related Party                                272,676                --
                                                -----------       -----------
                                                    653,391           859,804

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common Stock, .0002 par value authorized
   300,000,000 shares authorized
   295,404,763 shares issued and outstanding         59,081            59,081
Additional paid in Capital                        8,801,664         8,801,664
Accumulated deficit                              (9,459,181)       (9,547,452)
                                                -----------       -----------
TOTAL SHAREHOLDERS' DEFICIT                        (598,436)         (686,707)

TOTAL LIABILITIES AND SHARESHOLDERS' DEFICIT    $    54,955       $   173,097
                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (formerly INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                         FOR THE QUARTER ENDED          FOR THE SIX MONTHS ENDED         FOR THE PERIOD FROM
                                     -----------------------------   -----------------------------   MARCH 28, 1995 (INCEPTION)
                                     JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005         TO JUNE 30 2006
                                     -------------   -------------   -------------   -------------   --------------------------
REVENUES                             $         --    $         --    $         --    $         --           $         --
                                     ------------    ------------    ------------    ------------           ------------
EXPENSES:
Exploration cost                            5,873              --          20,642              --              1,570,274
General and Administrative                300,735         156,693         519,136         468,893              2,992,972
Directors fees                                 --              --              --              --                399,394
Stock Compensation                             --              --              --              --              6,299,260
                                     ------------    ------------    ------------    ------------           ------------
TOTAL OPERATING EXPENSES                  306,608         156,693         539,778         468,893             11,261,900

NET LOSS FROM OPERATIONS                 (306,608)       (156,693)       (539,778)       (468,893)           (11,261,900)

Gain(loss) of foreign Transactions          1,050              27            (534)             27                154,149
Gain of forgiveness of debt                    --         217,027         628,583         494,004              1,648,570
                                     ------------    ------------    ------------    ------------           ------------
                                            1,050         217,054         628,049         494,031              1,802,719

NET INCOME (LOSS)                    $   (305,558)   $     60,361    $     88,271    $     25,138           $ (9,459,181)
                                     ============    ============    ============    ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANIDING-BASIC AND DILUTED     295,404,763     195,404,763     295,404,763     195,404,763
                                     ============    ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARES
   BASIC AND DILUTED                        (0.00)           0.00            0.00            0.00
                                     ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                                        FOR THE PERIOD FROM
                                                        FOR THE SIX MONTHS    FOR THE SIX MONTHS   MARCH 28, 1995 (INCEPTION) TO
                                                       ENDED JUNE 30, 2006   ENDED JUNE 30, 2005            JUNE 30 2006
                                                       -------------------   -------------------   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (loss) from operations                        $  88,271             $  25,138                 $(9,459,181)
   Stock Compensation                                              --                    --                   6,727,628
   Increase(decrease) in current liabilities
      Accounts payable                                       (504,012)               66,082                     694,829
      Accrued expenses                                         24,923                 2,363                      60,699
                                                            ---------             ---------                 -----------
                                                             (390,818)               93,583                  (1,976,025)

CASH FLOW FROM FINANCING ACTIVITIES
   Increase(decrease) in due to related party                 272,676              (104,738)                    272,676
   Sale of common stock                                            --                    --                   1,708,304
                                                            ---------             ---------                 -----------
                                                              272,676              (104,738)                  1,980,980

   NET INCREASE (DECREASE) IN CASH                           (118,142)              (11,155)                      4,955
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           123,097                11,155                          --
                                                            ---------             ---------                 -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   4,955             $      --                 $     4,955
                                                            =========             =========                 ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      CASH PAID FOR:
         INTEREST                                                  --                    --                          --
                                                            =========             =========                 ===========
         TAXES                                                     --                    --                          --
                                                            =========             =========                 ===========

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $9,459,181. This condition creates an uncertainty as to the Company's ability to continue as a going concern of resource related opportunities. For information on Management's plans see Item 2.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain described.

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

In January, 2004 The Company purchased assets known as the Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. Shares issued March 25th 2004.The Company has not received control of these assets. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the

Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

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

On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement see note 2 the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at that basis. The camp was transferred to the company in May of 2006.

The Company issued to consultants for their services rendered 5,000,000 common shares at $0.03 per share on July 14, 2003 and 1,000,000 common shares at $0.25 per share on September 26, 2003. The issuances were recorded at the fair market value $400,000.

On September 29, 2003 the Company issued a total of 500,000 shares of common to the Board of Directors for services. The Company recorded an expense of$310,000 which is the fair market value on the date of issuance.

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

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 47,840,000 shares of common stock valued at $9,568from a related party. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

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

In September 2004, the Company sold a total of 2,304,000 units to related investors for net proceeds of$180,000. Each units consist of one share of common stock and one $.25 warrant expiring in September 2006.

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

OVERVIEW

The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing gold and other strategic minerals that are located in Canada. In October 2006, the Company sold all the mining claims in the Porcupine Mining Divisions in Ontario, Canada, to a private company, Coldrock Resources Inc.

The Company maintains a Camp located in Gogama, Township of Invergarry, Ontario, Canada.

The Company has a history of operating losses and we expect to continue to incur operating losses in the near future.

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

GOLD EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE

Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold explorations, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

- the identification of potential gold mineralization based on superficial analysis;

-    the quality of our management and our geological and technical expertise;
     and

-    the capital available for exploration and development.

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

     Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005. In the event that we do not obtain additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $4,955, total assets of $54,955 and current liabilities of$653,391. The Company's net losses to date are $9,459,181.

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

     Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

-    estimation of reserves

-    anticipated metallurgical recoveries;

-    future gold prices; and

-    anticipated capital and operating costs of such projects.

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

OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:

     Credifinance Capital Corp. owned approximately 28.6% of our common stock, Finance Research & Development (FRD) Trust owned approximately 21.87% as of October 31, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006

     The Registrant conducted no actual mining operation during the quarter ended June 30, 2006. The Registrant concentrated its business efforts restaking its existing mining claims acquired, as set forth herein. As such, it had no revenues as described in the financial statements, attached hereto.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $4,955 in cash. We anticipate total expenditures for year 2006 for general and administrative expenses to be approximately $300,000 and at this time are unable to estimate what our costs of operations expenses may be. We are still unable to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.

These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.

As of June 30, 2006, the Company had current assets of $4,955 compared to current liabilities of $653,391 resulting in a working capital deficit of $648,436.

     We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a) The registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.

(b) The registrant's principal executive officer and principal financial officer have determined that there have been no changes in the registrant's internal control over financial reporting that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                 NAME                            TITLE                   DATE
                 ----                            -----                   ----


/s/ Georges Benarroch                   President                 December 20, 2006
-------------------------------------   Chief Financial Officer
                                        Director


/s/ Jean Jacques Treyvaud               Director                  December 20, 2006
-------------------------------------