Form 10QSB
period 2006-09-30
OSPREY GOLD CORP
filed 2006-12-29
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ___

The registrant had revenues of $0 (no revenues) for the ended September 30, 2006.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2006, was approximately $9,349,194.64, based on the average bid and asked prices on such date of $0.055.

The Registrant had 233,904,763 shares of common stock, .0002 par value per share, outstanding on September 30, 2006.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        UNAUDITED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006          3

        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
        ENDED SEPTEMBER 30, 2006.                                              4

        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
        ENDED SEPTEMBER 30, 2006.                                              5

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION                                                  12

ITEM 3. CONTROLS AND PROCEDURES                                               20

PART II

ITEM 1. LEGAL PROCEEDINGS                                                     20

ITEM 2. CHANGES IN SECURITIES                                                 20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

ITEM 5. OTHER INFORMATION                                                     20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      20

SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2006           2005
                                                       -------------   ------------
                        ASSETS

CURRENT ASSETS
Cash                                                    $        54    $   123,097
Mining Camp                                                  50,000         50,000
                                                        -----------    -----------
TOTAL ASSETS                                            $    50,054    $   173,097
                                                        ===========    ===========

        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                        $   277,251    $   824,026
Accrued expenses                                             61,941         35,778
Due to Related Party                                        440,416             --
                                                        -----------    -----------
                                                            779,608        859,804

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common Stock, .0002 par value authorized 300,000,000
   shares authorized 234,254,763 and 293,404,763
   respectively shares issued and outstanding                46,851         59,081
Additional paid in Capital                                8,813,894      8,801,664
Accumulated deficit                                      (9,590,299)    (9,547,452)
                                                        -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                                (776,405)      (686,707)

TOTAL LIABILITIES AND SHARESHOLDERS' DEFICIT            $     3,203    $   173,097
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                         FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                     -----------------------------   -----------------------------         FOR THE PERIOD FROM
                                     September 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   MARCH 28, 1995 (INCEPTION) TO
                                          2006            2005           2006            2005              SEPTEMBER 30, 2006
                                     -------------   -------------   -------------   -------------   -----------------------------
REVENUES                             $         --    $         --    $         --    $         --             $         --
                                     ------------    ------------    ------------    ------------             ------------

EXPENSES:
Exploration cost                            5,554              --          26,196              --                1,575,828
General and Administrative                120,389          56,797         639,527         525,690                3,113,363
Directors fees                                 --              --              --              --                  399,394
Stock Compensation                             --              --              --              --                6,299,260
                                     ------------    ------------    ------------    ------------             ------------
TOTAL OPERATING EXPENSES                  125,943          56,797         665,723         525,690               11,387,845

NET LOSS FROM OPERATIONS                 (125,943)        (56,797)       (665,723)       (525,690)             (11,387,845)

Gain(loss) of foreign Transactions         (5,173)         (5,863)         (5,707)         (5,836)                 148,976
Gain of forgiveness of debt                    --          61,000         628,583         555,004                1,648,570
                                     ------------    ------------    ------------    ------------             ------------
                                           (5,173)         55,137         622,876         549,168                1,797,546

NET INCOME (LOSS)                    $   (131,116)   $     (1,660)   $    (42,847)   $     23,478             $ (9,590,299)
                                     ============    ============    ============    ============             ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANIDING-BASIC AND DILUTED     245,554,220     195,404,763     276,605,312     195,404,763
                                     ============    ============    ============    ===========

EARNINGS (LOSS) PER COMMON SHARES
   BASIC AND DILUTED                        (0.00)          (0.00)          (0.00)          0.00
                                     ============    ============    ============    ===========

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                                            FOR THE PERIOD FROM
                                                    FOR THE NINE MONTHS        FOR THE NINE MONTHS     MARCH 28, 1995 (INCEPTION) TO
                                                 ENDED SEPTEMBER 30, 2006   ENDED SEPTEMBER 30, 2005         SEPTEMBER 30, 2006
                                                 ------------------------   ------------------------   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (loss) from operations                    $ (42,847)                  $ 23,478                    $(9,590,299)
   Stock compensation                                          --                         --                      6,727,628
   Increase (decrease) in current liabilities
      Accounts payable                                   (546,775)                    24,676                        652,066
      Accrued expenses                                     26,163                      7,336                         61,939
                                                        ---------                   --------                    -----------
                                                         (563,459)                    55,490                     (2,148,666)

CASH FLOW FROM FINANCING ACTIVITIES
   Increase (decrease) in due to related party            440,416                    (66,645)                       440,416
   Sale of common stock                                        --                         --                      1,708,304
                                                        ---------                   --------                    -----------
                                                          440,416                    (66,645)                     2,148,720

NET INCREASE (DECREASE) IN CASH                          (123,043)                   (11,155)                            54

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                 123,097                     11,155                             --
                                                        ---------                   --------                    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $      54                   $     --                    $        54
                                                        =========                   ========                    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   CASH PAID FOR:
      INTEREST                                                 --                         --                             --
                                                        =========                   ========                    ===========
      TAXES                                                    --                         --                             --
                                                        =========                   ========                    ===========

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

Operating results for the three and nine months September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $9,590,299. This condition creates an uncertainty as to the Company's ability to continue as a going concern. For information on Management's plans see Item 2.

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

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets.

NOTE 3. MINING PROPERTIES

On June 30, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) these claims were transferred to the company in March 2004

On July 14, 2003 the Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement (see note 2) the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. March 25th, 2004(Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded on that basis) the camp was transferred to the company in May of 2006.

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000to a related party and 950,000 shares to an unrelated party. For a fair value of approximately $2,600. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In January, 2004 The Company purchased assets known as the "Lingman Assets" from a related party for 8,000,000 of common stock value at $1,600. Shares issued March 25th 2004.The Company has not received control of these assets. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

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

On September 13,1999, the Company effected a 17.784 for 1 reverse stock split. The financial statements reflect the stock splits on a retroactive basis.

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

On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement (see note 2) the Company is not obligated to repay the $500,000 note. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at that basis) The camp was transferred to the company in May of 2006.

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

In January, 2004 The Company purchased assets known as the Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. (Shares issued March 25th 2004)The Company had not received control of these assets. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 45,000,000 shares of common stock valued at $9,000 from a related party. (Please note these were purchased from a related party that had not actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production or substantiate any proven reserves it has fully impaired the value.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005. In the event that we do not obtain additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $54, total assets of $50,054 and current liabilities of$779,608. The Company's net losses to date are $9,590,299.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2006

     The Registrant conducted no actual mining operation during the quarter ended September 30, 2006. The Registrant concentrated its business efforts restaking its existing mining claims acquired, as set forth herein. As such, it had no revenues as described in the financial statements, attached hereto.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $54 in cash. We anticipate total expenditures for year 2006 for general and administrative expenses to be approximately $300,000 and at this time are unable to estimate what our costs of operations expenses may be. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.

These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.

As of September 30, 2006, the Company had current assets of $54 compared to current liabilities of $779,608 resulting in a working capital deficit of $779,554.

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

There have been no changes since the filing of our Form 10-KSB for December 31st, 2005

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