Form 10QSB/A
period 2006-09-30
OSPREY GOLD CORP
filed 2007-01-04
CIK 1004411

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                   (AMENDMENT)

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
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                 6100 NEIL ROAD, SUITE 500, RENO, NV 89511-1149
               (Address of Principal Executive Offices) (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (416) 884-8807

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, .0002 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

The registrant had revenues of $0 (no revenues) for the ended September 30, 2006.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2006, was approximately $9,349,194.64, based on the average bid and asked prices on such date of $0.055.

The Registrant had 233,904,763 shares of common stock, .0002 par value per share, outstanding on September 30, 2006.

================================================================================

                                EXPLANATORY NOTE

This amendment on form 10-QSB/A amends our Quarterly Report on form 10-QSB for the fiscal quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on December 29, 2006. The purpose of this amendment is correct several clerical errors in the presentation of the Balance sheet and Statement of Operations.

Balance sheet under the column "September 30,2006"

     a) Shareholders' Deficit shares issued and outstanding is corrected from 293,404,763 to 295,404,763

     b)   Total Shareholders' Deficit is corrected from ($776,405) to ($729,554)

     c) Total Liabilities and Shareholders' Deficit is corrected from $3,203 to $50,054

Statement of Operations under the column "For the Nine Months Ended September 30, 2006" the line item "Weighted Average Number of Shares Outstanding and Diluted" is corrected from 276,605,312 to 278,605,312.

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common Stock, .0002 par value authorized 300,000,000
   shares authorized 234,254,763 and 295,404,763
   respectively shares issued and outstanding                46,851         59,081
Additional paid in Capital                                8,813,894      8,801,664
Accumulated deficit                                      (9,590,299)    (9,547,452)
                                                        -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                                (729,554)      (686,707)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    50,054    $   173,097
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                         FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                     -----------------------------   -----------------------------         FOR THE PERIOD FROM
                                     September 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   MARCH 28, 1995 (INCEPTION) TO
                                          2006            2005           2006            2005              SEPTEMBER 30, 2006
                                     -------------   -------------   -------------   -------------   -----------------------------
REVENUES                             $         --    $         --    $         --    $         --             $         --
                                     ------------    ------------    ------------    ------------             ------------

EXPENSES:
Exploration cost                            5,554              --          26,196              --                1,575,828
General and Administrative                120,389          56,797         639,527         525,690                3,113,363
Directors fees                                 --              --              --              --                  399,394
Stock Compensation                             --              --              --              --                6,299,260
                                     ------------    ------------    ------------    ------------             ------------
TOTAL OPERATING EXPENSES                  125,943          56,797         665,723         525,690               11,387,845

NET LOSS FROM OPERATIONS                 (125,943)        (56,797)       (665,723)       (525,690)             (11,387,845)

Gain(loss) of foreign Transactions         (5,173)         (5,863)         (5,707)         (5,836)                 148,976
Gain of forgiveness of debt                    --          61,000         628,583         555,004                1,648,570
                                     ------------    ------------    ------------    ------------             ------------
                                           (5,173)         55,137         622,876         549,168                1,797,546

NET INCOME (LOSS)                    $   (131,116)   $     (1,660)   $    (42,847)   $     23,478             $ (9,590,299)
                                     ============    ============    ============    ============             ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING-BASIC AND DILUTED      245,554,220     195,404,763     278,605,312     195,404,763
                                     ============    ============    ============    ===========

EARNINGS (LOSS) PER COMMON SHARES
   BASIC AND DILUTED                        (0.00)          (0.00)          (0.00)          0.00
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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There have been no changes since the filing of our Form 10-KSB for December 31st, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 3,2007 by the undersigned, thereunto authorized.

                                        OSPREY GOLD CORP.
                                     (FORMERLY INCITATIONS)


                                     By: /s/  Georges Benarroch
                                         ---------------------------------------
                                         Georges Benarroch, President & Chief
                                         Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

            NAME                             TITLE                     DATE
----------------------------        -----------------------       --------------


/s/  Georges Benarroch              President                     January 3,2007
----------------------------        Chief Financial Officer
                                    Director


/s/ Jean Jacques Treyvaud           Director                      January 3,2007
----------------------------