Form 10QSB/A
period 2006-03-31
OSPREY GOLD CORP
filed 2007-01-12
CIK 1004411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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
             -----

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act). Yes   X     NO
                                        -----      -----

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

                                EXPLANATORY NOTE

This amendment on form 10-QSB/A amends our Quarterly Report on form 10-QSB for the fiscal quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on December 29, 2006. The purpose of this amendment is to correct a clerical error on the cover sheet which omitted the following "Indicate by check mark whether the registrant is a
shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X   NO     ".
                                                                 -----    ----

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        UNAUDITED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006              3
        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
        MONTHS ENDED MARCH 31, 2006.                                           4
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
        MONTHS ENDED MARCH 31, 2006.                                           5
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   6
ITEM 2. PLAN OF OPERATION                                                     12
ITEM 3. CONTROLS AND PROCEDURES                                               18

PART II
ITEM 1. LEGAL PROCEEDINGS                                                     19
ITEM 2. CHANGES IN SECURITIES                                                 19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   19
ITEM 5. OTHER INFORMATION                                                     19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      19
SIGNATURES                                                                    20
CERTIFICATIONS                                                                21

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