Form 10QSB/A
period 2006-09-30
OSPREY GOLD CORP
filed 2007-01-12
CIK 1004411

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

================================================================================

                                EXPLANATORY NOTE

This amendment on form 10-QSB/A amends our Quarterly Report on form 10-QSB/A for the fiscal quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on January 4, 2007. The purpose of this amendment is to correct a clerical error on the cover sheet which omitted the following "Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]".

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