Form 10KSB
period 2006-12-31
OSPREY GOLD CORP
filed 2007-04-02
CIK 1004411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-28107

                                OSPREY GOLD CORP.
                 (Name of Small Business Issuer in its charter)

                 NEVADA                                         88-0335710
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

 112 NORTH CURRY STREET CARSON CITY, NV                            89703
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

The registrant had no revenues for the year ended December 31st, 2006.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on December 31st, 2006, was approximately $8,499,267.85, based on the average bid and asked prices on such date of $0.05. The registrant does not have any non-voting equities.

The Registrant had 282,303,456 shares of common stock, .0002 par value per share, outstanding on December 31st, 2006.

                                TABLE OF CONTENTS
                                   FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2006

                                     PART I

ITEM 1.    Description of Business
ITEM 2.    Description of Property
ITEM 3.    Legal Proceedings
ITEM 4.    Submission of Matters to a Vote of Security Holders

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Osprey Gold Corp. (the "Company"), 112 N. Curry Street, Carson City, Nevada, 87803 was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003
to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name, respectively.

We have specialized in acquiring and consolidating, exploration-stage properties with near-term production potential and future growth through exploration discoveries. Our acquisition and development emphasis has focused on properties containing gold and other strategic minerals located in Canada.

On October 4, 2006 the Company completed the sale ("The Sale") of all mining claims in the Porcupine Mining Division, Ontario, Canada to Coldrock Resources Inc. for $2,100,000. Coldrock Resources, Inc. has no material relationship to the Company, any of the affiliates, any officer, director, or associate of any officer or director.

Of the $2,100,000 received from "The Sale", $1,050,000 is being held in escrow (which is classified on the balance sheet as restricted cash), as the Canadian Revenue Agency (CRA) requires that any foreign company selling Canadian Property must have 50% of the proceeds held until the Company files a Section 116. The Company is in the process of completing the filing and answering questions by the CRA. At this time it is unknown when the funds will be released to the Corporation.

On June 15, 2006 Leliever et al were found in Contempt of the United States District Court, District of Nevada's Orders and the following excerpts are from the Minutes of the Court. "The Court finds by clear and convincing evidence Mr. Leliever has procured the absence of the core logs and samples. The Court finds a failure to fully account has been demonstrated. The Court finds the Court Order has been violated. The Court further finds the items are critical to the Corporation and are assets. The absence of the assets caused severe prejudice." Subsequent to the Findings of the Court, both parties entered into a settlement agreement ("Settlement Agreement"), on July 17, 2006. On July 26, 2006 the United States District Court, District of Nevada, dismissed the case. All further references to the settlement agreement will be referred to as the "Settlement Agreement".

On August 16, 2006 Leliever et al failed to satisfy all outstanding liabilities and payments, therefore, the Company retained all its assets.

BUSINESS OF ISSUER

The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing gold and other strategic minerals.

The Company maintains a Camp located in Gogama, Township of Invergarry, Ontario, Canada.

The Company has 1 full time and 2 part time employee's.

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

Through December 31, 2006, the Company has generated no revenues from operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

On October 4, 2006 the Company completed the sale ("The Sale") of all mining claims in the Porcupine Mining Division, Ontario, Canada to Coldrock Resources Inc. for $2,100,000. Coldrock Resources, Inc. has no material relationship to the Company, any of the affiliates, any officer, director, or associate of any officer or director.

The Company had the following claims until October 4, 2006 in Canada:

63  Patented mining claims in the Porcupine Mining Division
113 unpatented claims in the Porcupine Mining Division

The Company acquired the Watershed-Gogama Gold Camp, in the Township of Invergarry, Ontario, Canada, a facility to house and administers the Company's mining operations from a related party in December 2003. The acquisition was valued at $1,500,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. The shareholder was a related party. The demand note payable for $500,000 has been cancelled in connection with the "Settlement Agreement".

In Ontario, the Company holds its mineral interests by unpatented mining claims (unpatented is land which is staked and held by the Company for a minimum of 2 years after which work must be done on the land to keep it in good standing with the government). No annual fees are required to keep the claims in good standing. However, starting in the second year after a claim is recorded; at least $400 of assessment work per 16 hectare claim unit must be carried out and reported each year.

Patented claims are a grant from the Crown (The Canadian Government) in fee simple, also referred to as freehold patent. The patent cannot be terminated by the Ministry of Northern Development and Mines, except for voluntary surrender or non payment of Mining Lands Taxes.

The Company reported in 2004 a purchase of 14 patented mining claims in the Red Lake Mining Division for 45,000,000 common shares to a related party who failed to transfer the claims in violation of the United States District Court, District of Nevada and is now in default of the Settlement Agreement.

As a result of the "Settlement Agreement", July 17th, 2006, the Company recovered and was able to cancel 61,150,000 shares issued to related parties.

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to a related party, at the rate of $2,500 monthly, which includes rent of $1,500 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

The Company received $2,100,000 on October 4, 2006 for the sale of the Claims of which the balance of $1,050,000 (which shows on the Balance Sheet as Restricted
Cash) is being held in escrow, as the Canadian Revenue Agency (CRA) requires that any foreign company selling Canadian Property must have 50% of the proceeds held until the Company files a Section 116. The Company is in the process of completing the filing and answering questions by the CRA. At this time we do not know when the funds will be released to the Corporation.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, the Company is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by Governmental Authorities which is, or would be, likely to have a material adverse effect upon the Company.

Mark B. Aronson - A judgment was entered in favor of Mark B. Aronson v Osprey in The Court of Common

Pleas of Allegheny County Pennsylvania on August 11, 2004 ("Aronson Judgment"). A settlement agreement was entered into between Gordon Leliever, on behalf of Osprey, and Mr. Aronson on May 24, 2005, just days before previous management was removed from control of Osprey as ordered by the United States District Court, District of Nevada, June 6, 2005. Aronson's Complaint in Civil Action was filed under the "Unsolicited Telecommunication Act 73 P.S. 2250.1 et seq., at
section 2250.3 (unsolicited email and facsimiles). Nothing further as occurred concerning this matter.

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

On November 18, 2005 the Company filed in the Ontario Superior Court of Justice, a "Record of Application" to enforce the United States District Court, District of Nevada. On December 12, 2005, Mr. Justice Campbell ordered former Geologists of Osprey Gold Corp., Frank Puskas, Walter Hanych and Peter Fischer to deliver up forthwith" to Osprey all maps, chorology and geological information related to Osprey, or its properties or interests. To date the geologists have not complied with the Court Order of Justice Campbell.

The action by Leliever et al, Walter Hanych, Peter Fischer and Frank Puskas have caused irreparable injury to the Company within their failure to comply with Orders of the United States District Court, District of Nevada and the Ontario Superior Court of Justice.

On July 18, 2005 Shaun Ruddy, carrying on business as RM Communications filed a claim under the Simplified Procedure Provided in Rule 76 of the Rules of Civil Procedure as RM Communications ("Plaintiff") v Osprey Gold Corp., Linda Kent and Net Nation Communications Inc., ("Defendants").

A Statement of Defense and Counterclaim was filed with the Ontario Superior Court of Justice on August 23, 2005". As of December 31st 2006 no further action has been taken by either party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 16, 2006, pursuant to Majority of Consent in Lieu of Special Meeting of the Stockholders of the Company, the following were elected as the Company's Board of Directors, Georges Benarroch, Linda Kent, Peter Hug and Jean Jacques Treyvaud.

Pursuant to Majority of Consent in Lieu of Special Meeting of the Stockholders of the Company approved the disposition of assets and on October 4, 2006, the Company completed "The Sale" of the mining claims held in the District of Porcupine Mining Division to Coldrock Resources Inc.

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

YEAR 2006         HIGH      LOW
---------        ------   ------
First Quarter    $0.043   $ 0.04
Second Quarter   $ 0.07   $ 0.07
Third Quarter    $0.055   $0.055
Fourth Quarter   $ 0.08   $0.032

On December 31, 2006, the closing price of our common stock as reported on the Pinksheets was $0.05 per share. On December 31, 2006, we had in excess of 616 beneficial stockholders of our common stock and 282,303,456 shares of our common stock were issued and outstanding. The Company was re-listed on the OTC Bulletin Board on January 30, 2007.

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

RECENT SALES OF UNREGISTERED SECURITIES

In November 2006, the Company issued 1,690,106 common shares for services rendered for a value of $42,140, 328,325 common shares for computer equipment for a value of $19,700, 35,000,000 common shares for consulting services rendered valued at $1,575,000, 10,530,262 common shares for salary at a cost of $684,468 and 500,000 common shares for directors for a value of $32,500.

ITEM 6. PLAN OF OPERATIONS

In 2006, the Company completed the sale of some of its mining properties (see
Item 1 -- Description of Business) and has generated enough cash to revitalize its mineral exploration activity.

Due to the favorable financial condition of the Company after the sale of its mining assets during the fourth quarter of 2006 and the favorable commodity market, the Board is currently exploring different options in order to maximize the benefit to the Shareholders. These opportunities will focus on certain areas of Canada and the USA but, due to management of the Company's expertise, evaluations of geologically attractive prospects in politically stable areas of Africa and Asia will also be considered. There is a high likelihood that the Company will form joint ventures with other exploration and mining interests.

The Company does not have any off balance sheet arrangements.

The Company will not have a significant change in the number of employees.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Osprey Gold Corp
(F/K/A Incitations, Inc.)
(An Exploration Stage Company)

Financial Statements

December 31, 2006

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheets                                                               F-3

Statements of Operations                                                     F-4

Statements of Changes in Shareholders' Deficit                               F-5

Statements of Cash Flows                                                     F-6

Notes to the Financial Statements                                    F-7 -- F-15

             Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Osprey Gold Corp.

We have audited the accompanying consolidated balance sheet of Osprey Gold Corp. (An Exploration Stage Company) as of December 31, 2006 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period from March 28, 1999 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osprey Gold Corp. (An Exploration Stage Company) as of December 31, 2006 and the results of its operations and its cash flows for the years then ended December 31, 2006 and 2005, and from March 28, 1999 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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


/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 30, 2007

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                                                                DECEMBER 31,
                                                                    2006
                                                                ------------
                                   ASSETS

CURRENT ASSETS
Cash                                                            $   335,594
Other receivable                                                      2,999
                                                                -----------
TOTAL CURRENT ASSETS                                                338,593

NON CURRENT ASSETS
Restricted cash                                                   1,058,613
Mining camp                                                          50,000
                                                                -----------
TOTAL ASSETS                                                    $ 1,447,206
                                                                ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                $   138,311
Accrued expenses                                                     55,697
                                                                -----------
TOTAL LIABILITIES                                                   194,008

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, .0002 par value, 300,000,000 shares authorized;
   282,303,456 shares issued and outstanding                         56,461
Additional paid in capital                                       11,159,459
Accumulated deficit                                              (9,962,722)
                                                                -----------
TOTAL SHAREHOLDERS' DEFICIT                                       1,253,198
                                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $ 1,447,206
                                                                ===========

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                  FOR THE YEAR ENDED          MARCH 28, 1995
                                                     DECEMBER 31,          FOR THE PERIOD FROM
                                             ---------------------------      (INCEPTION) TO
                                                 2006           2005        DECEMBER 31, 2006
                                             ------------   ------------   -------------------
REVENUES                                     $         --   $         --      $         --
                                             ------------   ------------      ------------
TOTAL REVENUES                                         --             --                --

EXPENSES:
Exploration cost                                   34,359             --         1,583,991
General and administrative                      3,131,738        831,161        12,304,228
                                             ------------   ------------      ------------
TOTAL OPERATING EXPENSES                        3,166,097        831,161        13,888,219
                                             ------------   ------------      ------------
NET LOSS FROM OPERATIONS                       (3,166,097)      (831,161)      (13,888,219)
                                             ------------   ------------      ------------
OTHER INCOME (EXPENSES)
Interest income                                     8,613             --             8,613
Gain on sale of mining properties               2,100,000             --         2,100,000
Gain on foreign exchange rate transactions          4,763             --           159,446
Gain of forgiveness of debt                       637,451        617,362         1,657,438
                                             ------------   ------------      ------------
TOTAL OTHER EXPENSES                            2,750,827        617,362         3,925,497
                                             ------------   ------------      ------------
NET LOSS                                     $   (415,270)  $   (213,799)     $ (9,962,722)
                                             ============   ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANIDING-BASIC AND DILUTED             277,434,548    245,404,763       186,750,169
                                             ============   ============      ============
EARNINGS (LOSS) PER COMMON SHARES-
   BASIC AND DILUTED                         $        nil   $        nil      $      (0.05)
                                             ============   ============      ============

   The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
            For the year ended December 31, 2006, 2005, 2004 and 2003

                                                                  COMMON STOCK AND
                                                                 ADDITIONAL PAID-IN
                                                                      CAPITAL
                                                              -----------------------      ADDITIONAL     ACCUMULATED
                                                                 SHARES       AMOUNT    PAID IN CAPITAL     DEFICIT        TOTAL
                                                              -----------   ---------   ---------------   -----------   ----------
BALANCE - DECEMBER 31, 2002                                       544,092   $     109     $   306,296     $  (700,132)  $ (393,727)
Issuance of common stock  for mining claims - related party    31,000,000       6,200              --              --        6,200
Issuance of common stock for consulting services                6,000,000       1,200         398,800              --      400,000
Issuance of common stock for directors fees                       500,000         100         309,900              --      310,000
Fair market value of options granted                                   --          --         465,000              --      465,000
Purchase of camp                                                2,000,000         400          49,600              --       50,000
Net loss                                                               --          --              --        (915,574)    (915,574)
                                                              -----------   ---------     -----------     -----------   ----------
BALANCE DECEMBER 31, 2003                                      40,044,092   $   8,009     $ 1,529,596     $(1,615,706)  $  (78,101)
Issuance of common stock for mining claims - related party    100,840,000      20,168              --              --       20,168
Issuance of common stock for mining claims                        550,000         110         176,890              --      177,000
Issuance of common stock for directors fees                       300,000          60          41,940              --       42,000
Issuance of common stock for consulting fees                   23,190,651       4,638       4,425,622              --    4,430,260
Issuance of common stock for management fees                    4,000,000         800         527,200              --      528,000
Issuance of common stock for financing fees                       200,000          40          23,960              --       24,000
Issuance of common stock for cancellation of letter of
   intent and service                                          15,500,000       3,100         321,900              --      325,000
Sale of common stock                                           10,780,020       2,156       1,206,148              --    1,208,304
Capital contribution                                                   --          --          68,408                       68,408
Net loss                                                               --          --                      (7,717,947)  (7,717,947)
                                                              -----------   ---------     -----------     -----------   ----------
BALANCE DECEMBER 31, 2004                                     195,404,763   $  39,081     $ 8,321,664     $(9,333,653)  $ (972,908)
Sale of common stock                                          100,000,000      20,000         480,000              --      500,000
Net loss                                                                                                     (213,799)    (213,799)
                                                              -----------   ---------     -----------     -----------   ----------
BALANCE DECEMBER 31, 2005                                     295,404,763   $  59,081     $ 8,801,664     $(9,547,452)  $ (686,707)
Cancellation of common stock                                  (61,150,000)    (12,230)         12,230              --           --
Issuance of common stock for consulting fees                   35,000,000       7,000       1,568,000              --    1,575,000
Issuance of common stock for services rendered                  1,690,106         338          43,169              --       43,507
Issuance of common stock for directors fees                       500,000         100          32,400              --       32,500
Issuance of common stock for satisfaction of debt                 328,325          66          19,634              --       19,700
Issuance of common stock for salary                            10,530,262       2,106         682,362              --      684,468
Net loss                                                               --          --                        (415,270)    (415,270)
                                                              -----------   ---------     -----------     -----------   ----------
BALANCE DECEMBER 31, 2006                                     282,303,456   $  56,461     $11,159,459     $(9,962,722)  $1,253,198
                                                              ===========   =========     ===========     ===========   ==========

    The accompanying notes are an integral part of these financial statements

                                OSPREY GOLD CORP.
                          (FORMERLY INCITATIONS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                       STATEMENTS OF CHANGES IN CASH FLOWS

                                                              FOR THE YEAR ENDED     FOR THE PERIOD FROM
                                                                 DECEMBER 31            MARCH 28, 1995
                                                           -----------------------      (INCEPTION) TO
                                                               2006         2005      DECEMBER 31, 2006
                                                           -----------   ---------   -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss) from operations                              $  (415,270)  $(213,799)      $(9,962,722)
   Adjustment to reconcile net income (loss) to net cash
      used in operating activities:
      Stock compensation                                     2,355,175          --         9,082,803
   (Increase) decrease in assets:
      Other receivable                                          (2,999)         --            (2,999)
   Increase(decrease) in current liabilities
      Accounts payable                                        (685,715)    141,635           513,126
      Accrued expenses                                          19,919      20,022            55,695
                                                           -----------   ---------       -----------
   Net cash provided by (used in) operating activities       1,271,110     (52,142)         (314,097)
CASH FLOW FROM FINANCING ACTIVITIES
   Increase (decrease) in due to related party                      --    (335,916)               --
   Sale of common stock                                             --     500,000         1,708,304
                                                           -----------   ---------       -----------
   Net cash provided by financing activities                        --     164,084         1,708,304
CASH FLOW FROM INVESTING ACTIVITIES
   Restricted cash                                          (1,058,613)         --        (1,058,613)
                                                           -----------   ---------       -----------
   Net cash used in investing activities                    (1,058,613)         --        (1,058,613)
   NET INCREASE (DECREASE) IN CASH                             212,497     111,942           335,594
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            123,097      11,155                --
                                                           -----------   ---------       -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   335,594   $ 123,097       $   335,594
                                                           ===========   =========       ===========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      CASH PAID FOR:
         INTEREST                                                   --          --                --
                                                           ===========   =========       ===========
         TAXES                                                      --          --                --
                                                           ===========   =========       ===========

    The accompanying notes are an integral part of these financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Osprey Gold Corp. ("Osprey" or the "Company") was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000 and April 23, 2003 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc. and to its present name respectively. Prior to the merger in September 1999 (Note 5), the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. After the change in control on April 22, 2003, the Company began to focus its business on acquiring mining claims and property. The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

On October 4, 2006 the Company completed the sale ("The Sale") of all mining claims in the Porcupine Mining Division, Ontario, Canada to Coldrock Resources Inc. for $2,100,000. Coldrock Resources, Inc. has no material relationship to the Company, any of the affiliates, any officer, director, or associate of any officer or director.

Of the $2,100,000 received from "The Sale", $1,050,000 is being held in escrow (which is classified on the balance sheet as restricted cash), as the Canadian Revenue Agency (CRA) requires that any foreign company selling Canadian Property must have 50% of the proceeds held until the Company files a Section 116. The Company is in the process of completing the filing and answering questions by the CRA. At this time it is unknown when the funds will be released to the Corporation.

On June 15, 2006 Leliever et al were found in Contempt of the United States District Court, District of Nevada's Orders and the following excerpts are from the Minutes of the Court. "The Court finds by clear and convincing evidence Mr. Leliever has procured the absence of the core logs and samples. The Court finds a failure to fully account has been demonstrated. The Court finds the Court Order has been violated. The Court further finds the items are critical to the Corporation and are assets. The absence of the assets caused severe prejudice." Subsequent to the Findings of the Court, both parties entered into a settlement agreement ("Settlement Agreement"), on July 17, 2006. On July 26, 2006 the United States District Court, District of Nevada, dismissed the case. All further references to the settlement agreement will be referred to as the "Settlement Agreement".

On August 16, 2006 Leliever et al failed to satisfy all outstanding liabilities and payments, therefore, the Company retained all its assets.

GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $415,270 and $213,798 during the years ended December 31, 2006 and 2005, respectively. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management plans to explore new mining opportunities and possibly form joint ventures with other exploration and mining interests. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CASH EQUIVALENTS

The company considers cash equivalents to be cash as well as short term investments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

The Company computes basic and diluted loss per share amounts for December 31, 2006 and 2005, pursuant to the Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share."

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

INCOME TAXES

Under FASB Statement No. 109, Accounting for income taxes, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period of deferred tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2006 because of the relatively short maturity of the instruments.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on April 1, 2006. SFAS 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

treated in the same manner. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

NOTE 3. CHANGES IN COMPANY MANAGEMENT

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

On June 6, 2005, the Court Ordered control of Osprey be returned to the Benarroch Group as the Order stated, "Defendants will suffer irreparable injury if the Plaintiffs are allowed to continue in control of Osprey's assets, pursuant to the terms Preliminary Injunction;" The Leliever Group were found in contempt and guilty of, not limited to, spoliation of evidence as they erased the hard drives on Osprey computers, failing to turn over all of the Corporate computer equipment, core logs, core samples, geological reports, mining maps, financial records and supporting documents, and legal papers. The Court also found that The Benarroch Group suffered irreparable prejudice as a result of the loss of company information, documents, computers and software including the loss of virtually all corporate documents and information regarding the company's day to day negotiations and transactions, the absence of backup documentation for financial documents, the expense to rebuild the company's records from scratch and the expense to replace the computers, server and software. The action initiated by the Leliever Group against Counterclaimants, the Benarroch Group was dismissed by the United States District Court, District of Nevada on July 26th, 2006 pursuant to the Settlement Agreement and Mutual Release between the parties executed on July 17th, 2006 (the "Settlement"). Further, the Leliever Group was found in contempt by the United States District Court, District of Nevada. The Settlement called for control of Osprey to remain with the Benarroch Group. In addition, part of the Leliever Group was required to surrender all of its shares of Osprey, totaling 61,150,000 shares of which 3,100,000 shares were owned by Gordon Leliever and 58,050,000 shares were owned by Boardwalk Creations Ltd. Furthermore, on or before August 16, 2006, the Leliever Group was required to satisfy all of the outstanding liabilities of Osprey totaling, but not limited to, approximately $242,000 and make a cash payment of $1.5 million to Osprey. Upon evidence of payment of same, the assets of Osprey would be transferred to the Leliever Group. However, failure by the Leliever Group to make the payments before August 16, 2006 entitled Osprey to retain the assets with no possibility of appeal by the Leliever Group. On August 16, 2006 the Leliever Group failed to satisfy all outstanding liabilities and make the payments, therefore the Company retained all its assets.

NOTE 4. MINING PROPERTIES

On October 4, 2006 the Company completed the sale of all mining claims in the Porcupine Mining Division, Ontario, Canada to Coldrock Resources Inc., a non-related party, for $2,100,000.

The Company had the following claims until October 4, 2006 in Canada:

63 Patented mining claims in the Porcupine Mining Division

NOTE 4. MINING PROPERTIES (CONTINUED)

113 unpatented claims in the Porcupine Mining Division

As the Company was unable to begin production, or substantiate any proven reserves, the value had been fully impaired. Since these claims had a zero asset value, the entire $2,100,000 received from "The Sale" has been recorded as a gain on sale of assets.

Of the $2,100,000 received from "The Sale", $1,050,000 is being held in escrow (which is classified on the balance sheet as restricted cash), as the Canadian Revenue Agency (CRA) requires that any foreign company selling Canadian Property must have 50% of the proceeds held until the Company files a Section 116. The Company is in the process of completing the filing and answering questions by the CRA. At this time it is unknown when the funds will be released to the Corporation.

NOTE 5. EQUITY

On April 23, 2003, the Company amended its authorized capital stock to include 20,000,000 shares of preferred stock with a par value of $0.0002 per share.

On May 16, 2003, the Company effected a 50 to 1 reverse stock split per Certificate of Amendment to the Articles of Incorporation. The financial statements reflect the stock splits on a retroactive basis.

2003-STOCK ISSUED FOR MINING CLAIMS-RELATED PARTY

On June 6, 2003, the Company issued 18,000,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock issued) These claims were transferred to the company in March 2004 of which 7,000,000 shares to an unrelated party for services.

On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 12,050,000 shares to a related party and 950,000 shares to an unrelated party. The fair value is approximately $2,600. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.

2003-STOCK ISSUED FOR CONSULTING SERVICES

The Company issued to consultants for their services rendered 5,000,000 common shares at $0.03 per share on July 14, 2003 and 1,000,000 common shares at $0.25 per share on September 26, 2003. The issuances were recorded at the fair market value $400,000.

2003-STOCK ISSUED FOR DIRECTORS FEES

On September 29, 2003 the Company issued a total of 500,000 shares of common to the Board of Directors for services. The Company recorded an expense of $310,000 which is the fair market value on the date of issuance.

2003-STOCK ISSUED FOR PURCHASE OF CAMP

On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000. Per the Company's settlement agreement see Note 3 the Company is not obligated to repay the $500,000 note payable. The shares were issued subsequent to year end. (Shares issued March 25th NOTE 5. EQUITY (CONTINUED)

2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at their basis). The camp was transferred to the company in May of 2006.

2004-STOCK ISSUED FOR MINING CLAIMS-RELATED PARTY

In January, 2004 The Company purchased the Lingman Assets from a related party for 8,000,000 of common stock value at $1,600. (Shares issued March 25th 2004) The Company has not received control of these assets. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 47,840,000 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.

In August, 2004 the Company purchased the Lingman Lakes claims which consist of 14 patented mining claims in the Red Lake Division of Northern Ontario for 45,000,000 shares of common stock valued at $9,000 from a related third party. In May, 2006 the United States District of Nevada, ordered the third party to transfer title of the claims to the Company.

2004-STOCK ISSUED FOR MINING CLAIMS

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

2004-STOCK ISSUED FOR DIRECTORS FEES

In August, 2004 the Board of Directors issued itself a total of 300,000 shares of common stock valued at $42,000 for director's fees.

2004-STOCK ISSUED FOR CONSULTING SERVICES

In April 2004, the Company issued a total of 4,000,000 shares of common to two consultants for services. The fair market value of the common stock on the date of issuance was $2,080,000.

In July 2004, the Company issued a total of 19,000,000 of common stock for investor relations in Europe. The fair market value of the common stock on the date of issuance was $2,280,000.

In August 2004, the Company issued 45,000 shares of common stock valued at $12,000 for services.

In October 2004, the Company issued 145,651 shares of common stock valued at $58,260 for services.

NOTE 5. EQUITY (CONTINUED)

2004-STOCK ISSUED FOR MANAGEMENT FEES

In August, 2004 the Company issued a total of 3,000,000 shares of common stock to the Company's former President and 1,000,000 shares of common stock to the Company's former Vice-President. The fair market value of the common stock on the date of issuance was $528,000.

2004-STOCK ISSUED FOR FINANCING FEES

In July 2004, the Company issued 200,000 shares of common stock valued at $24,000 for financing fees.

2004-STOCK ISSUED FOR CANCELLATION OF LETTER OF INTENT AND SERVICES

In December 2004, the Company sold a total of 15,500,000 units to a related party for net proceeds of $225,000 and fees of $100,000. Each unit consisted of one share of common stock and one warrant expiring two years from the date of issuance.

2004-SALE OF COMMON STOCK

In August, 2004 the Company sold a total of 4,500,000 units for net proceeds of $225,000. Each unit consisted of one share of common stock and one $.10 warrant expiring 2 years from the date of issuance.

In August 2004, the Company sold a total of 1,650,000 units to 5 investors for net proceeds of $115,500. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.

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

2004-CAPITAL CONTRIBUTION

Capital contributions were made in 2004 for the total amount of $68,408.

2005-SALE OF COMMON STOCK

In November, 2005 the Company sold a total of 100,000,000 shares of common stock for net proceeds of $500,000.

2006-CANCELLATION OF COMMON STOCK

In August 2006, as a result of the "Settlement Agreement", July 17th, 2006, the Company recovered and was able to cancel 61,150,000 shares issued to related parties. The transaction was recorded at par value.

2006-STOCK ISSUED FOR CONSULTING SERVICES

During November 2006, 35,000,000 common shares were issued for consulting fees. The fair market value at time of issuance was valued at $1,575,000.

NOTE 5. EQUITY (CONTINUED)

2006- COMMON STOCK ISSUED FOR SERVICES RENDERED

In November 2006, the Company issued 1,637,008 common shares for legal services and 53,098 for staking claims in the Porcupine Mining Division for a value of $43,507.

2006- COMMON STOCK ISSUED FOR DIRECTORS FEES

On November 1, 2006, 500,000 common shares for director's fees were issued at fair market value of $32,500.

2006- COMMON STOCK ISSUED FOR SATISFACTION OF DEBT

In November 2006, the company issued 328,325 common shares valued at $19,700 for satisfaction of debt.

2006- COMMON STOCK ISSUED FOR SALARY

In November 2006, 10,530,262 common shares were issued in lieu of salary. The fair market value at time of issuance was $684,468.

NOTE 6. STOCK-BASED COMPENSATION

The Board of Directors granted in September 2003, 750,000 options to the officers of the Company to purchase 750,000 common shares at 60% of the bid price at the time of purchase. Compensation expense of $465,000 was recorded for fair value of the options on date of grant using the Black-Scholes model with the assumptions of a risk-free rate of return of 6%, expected life of three years, expected volatility of 3.294, and a dividend yield of 0%. The options expired on September 29, 2006 with no options beginning exercised.

NOTE 9. CHANGE IN CONTROL

On April 22, 2003, the sale to an unrelated party of the majority shareholder's stock in the company was closed and the proceeds were used to pay the accounts payable. The unpaid amounts totaling $402,625 were forgiven by the creditors.

NOTE 10. INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2006.

There was no income tax expense for the year ended December 31, 2006.

The Company's benefit differs from the "expected" benefit for the year ended December 31, 2006 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

                                              December 31,
                                          --------------------
                                             2006       2005
                                          ---------   --------
Computed "expected tax benefit            $(157,803)  $(81,000)
Benefit of operating loss carryforwards          --         --
Valuation allowance                         157,803     81,000
                                          ---------   --------
                                          $      --   $     --
                                          ---------   --------

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

                                  December 31, 2006
                                  -----------------
Deferred Tax Assets
Current Deferred Tax Assets          $        --
Net operating loss carryforward        3,785,834
                                     -----------
Total gross deferred Tax Assets
Less valuation allowance             $(3,785,834)
                                     -----------
Net deferred tax assets              $        --
                                     -----------

The Company has a net operating loss carryforward of approximately $9,962,722 available to offset future taxable income through 2027.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

A. (1) The Company concluded, in conjunction with its independent registered accounting firm, Jewett, Schwartz, Wolfe and Associates, its historical financial statement for the year ended December 31, 2003, for the quarterly reports ended, March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon as a result of the accounting treatment afforded to the mining properties.

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

(2) During Registrant's September 30, 2003, Julito Longkines, CPA did not advise the Company of any of the matters identified in paragraph a) (1) (iv) (B) of
Item 304 of Regulation SB.

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

C. New Independent Accountants: November 28, 2005, Jewett, Schwartz, Wolfe and Associates had been engaged as the Principal Accountant to Audit the Registrant's financial statements.

D. The change of independent accountants was approved by the Company's Board of Directors on June 17th, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, with the participation of our President, Corporate Secretary Treasurer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2006, of our "disclosure controls and procedures", as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, have concluded that the disclosure controls and procedures as of December 31, 2006, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our "internal control over financial reporting", as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B OTHER ITEMS

Please refer to the financial statements for additional costs and expenditures and other financial information.

The Company had no production from operations for 2006. For 2006, gross revenues were $-0-.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME                    AGE   POSITION
----                    ---   --------
Georges Benarroch        60   President/Chief Financial
                              Officer/Director

Linda Kent               51   Corporate Secretary & Treasurer
                              Director

Jean Jacques Treyvaud    68   Director

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

The Audit Committee is composed of Jean Jacques Treyvaud, Linda Kent, and Georges Benarroch. The Audit Committee did not meet in 2006. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended December 31, 2006 payable/paid to Georges Benarroch the Company's
President/Director, Linda Kent the Company's Corporate Secretary Treasurer, and the following Directors.

                           SUMMARY COMPENSATION TABLE

                                                                                     NON -
                                                                  NON-EQUITY       QUALIFIED
    NAME AND                                  STOCK    OPTION   INCENTIVE PLAN     DEFERRED       ALL OTHER
    PRINCIPAL             SALARY   BONUS     AWARDS    AWARDS    COMPENSATION    COMPENSATION   COMPENSATION     TOTALS
    POSITION       YEAR     ($)     ($)       ($)        ($)          ($)        EARNINGS ($)        ($)          ($)
----------------   ----   ------   -----   ---------   ------   --------------   ------------   ------------   ---------
Georges            2004        0     0        14,000      0            0               0                 0        14,000
Benarroch
President (3)
                   2005        0     0         7,000      0            0               0                 0         7,000
                   2006   17,857     0     1,312,575      0            0               0                 0     1,330,432

Linda Kent         2004        0     0        14,000      0            0               0                 0        14,000
Corporate
Secretary
/Treasurer
                   2005   41,275     0         7,000      0            0               0                 0        48,275
                   2006   47,382     0       843,762      0            0               0                 0       891,144

Peter Hug          2004        0     0        14,000      0            0               0                 0        14,000
- Director
                   2005        0     0         7,000      0            0               0                 0         7,000

Jeans Jacques      2004        0     0        14,000      0            0               0                 0        14,000
Treyvaud -
Director
                   2005        0     0       100,000      0            0               0                 0         5,000

Gordon Leliever    2004    2,269     0       390,000      0            0               0            39,463       431,732
- Director (1)
                   2005   12,367     0             0      0            0               0             7,170        19,537

Douglas Budden     2004        0     0       195,460      0            0               0            42,795       238,255
- Director
                   2005        0     0             0      0            0               0            08,671         8,671

Betty North  (2)   2004    4,661     0             0      0            0               0           379,423       384,084
- Corporate
Secretary
                   2005   17,158     0             0      0            0               0             1,540        18,698

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

OPTIONS/SAR GRANTS TABLE

In November 2006, the Board of Directors approved the issuance of 500,000 common shares at $0.0002 per share to all directors of the Company for their services rendered and a compensation expense of $100 has been recorded. In September 2003, the Board of Directors also granted 750,000 options to the officers of the Company to purchase 750,000 common shares at 60% of the bid price at the time of purchase. The options expired on September 29, 2006.

There were no options granted to employees and no grants to key employees in fiscal year 2006.

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

Four directors received 100,000 common shares each for services rendered during fiscal years 2005. One director received 100,000 common shares for services rendered during the fiscal 2004.

The Company issued to the President 8,655,011 shares and 1,442,501 to the Corporate Secretary/Treasurer in lieu of Salary.

The Company issued to the President 15,000,000 shares and to the Corporate Secretary/Treasurer 15,000,000 shares of Common Stock for Consulting for the period from November 2004 to December 2006.

None of the directors or senior officers of Osprey and no associate of any of the directors or senior officers of Osprey was indebted to the Company during the financial period ended December 31, 2006 of Osprey other than for routine indebtedness.

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

TITLE OF CLASS      NAME OF BENEFICIAL OWNER      COMMON SHARES   PERCENTAGE OF CLASS
--------------   ------------------------------   -------------   -------------------
Common           Credifinance Capital Corp. (1)     77,487,600            27%

Common           Finance Research & Development     59,288,214            21%
                 (FRD) Trust (2)

(1) Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief

     Financial Officer of Credifinance Corp.

(2) Finance Research & Development (FRD) Trust owns interest in all of the outstanding shares of Credifinance Capital Corp.

B) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS      NAME OF BENEFICIAL OWNER     COMMON SHARES   PERCENTAGE OF CLASS
--------------   -----------------------------   -------------   -------------------
Common           Linda Kent / Director             23,324,305             8%
                 Corporate Secretary Treasurer

Common           Georges Benarroch (1)            101,342,611            36%
                 President/Director

(1) Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 4 & 5 of the Financial Statements.

(B) TRANSACTIONS WITH PROMOTERS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is the President & CEO of Credifinance Capital Corp which owns 77,487,600 common shares representing 28.6% of issued shares.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DATE         ITEM(S)
----         -------
2006-01-19   5.02
2006-02-08   8.01, 9.01
2006-10-05   2.01, 5.02, 8.01, 9.1
2006-12-29   3.02
2007-02-01   3.01
2007-03-14   5.03, 8.01

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett Schwartz and Associates. ("Jewett") as our independent auditors for the fiscal year ending December 31, 2006.

(1) AUDIT FEES

Jewett, Schwartz and Associates, Independent Registered Public Accounting firm billed an aggregate of $25,000 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended December 31, 2006 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-SB.

(2) AUDIT RELATED FEES

No other professional services were rendered by Jewett, Schwartz And Associates for audit related services rendered during the fiscal year ended December 31, 2006, in connection with, among other things, the preparation of a Registration Statement on Form 10-SB.

(3) TAX FEES

No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2006.

The Company hired Mcarney Greenwood to file their Canadian Tax returns for 2003, 2004 and 2005.

(4) ALL OTHER FEES

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 23 2007 by the undersigned, thereunto authorized.

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

                 NAME                             TITLE                 DATE
                 ----                             -----                 ----


/s/ Georges Benarroch                    President                 March 23,2007
--------------------------------------   Chief Financial Officer
                                         Director


/s/ Jean Jacques Treyvaud                Director                  March 23,2007
--------------------------------------