Form 10QSB
period 2007-03-31
GILLA INC.
filed 2007-05-11
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 000-28107
GILLA INC.
(Exact Name of Registrant as Specified in its Charter)
N/A
(Osprey Gold Corp.)

Nevada	88-0335710
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

112 North Curry Street, Carson City, NV	89703
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (416) 884-8807
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, .0002 PAR VALUE PER SHARE
(Title of Class)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-QSB. ☐
The registrant had revenues of $0 (no revenues) for the ended March 31, 2007.
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2007, was approximately $3,399,707.14, based on the average bid and asked prices on such date of $1.00.
The Registrant had 5,649,069 shares of common stock, .0002 par value per share, outstanding on March 31, 2007.

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$136,808	$335,594
Other receivable	8,572	2,999

TOTAL CURRENT ASSETS	145,380	338,593

NON CURRENT ASSETS
Restricted cash	1,071,846	1,058,613
Mining camp	50,000	50,000

TOTAL ASSETS	$1,267,226	$1,447,206

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,839	$138,311
Accrued expenses	19,008	55,697

TOTAL LIABILITIES	27,847	194,008

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, .0002 par value, 300,000,000 shares authorized; 5,649,069 shares issued and outstanding	1,129	56,461
Additional paid in capital	11,214,791	11,159,459
Accumulated deficit	(9,976,541)	(9,962,722)

TOTAL SHAREHOLDERS’ DEFICIT	1,239,379	1,253,198

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,267,226	$1,447,206

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period From
	For the Three Months Ended		March 28, 1995
	March 31,		(Inception) to
	2007	2006	March 31, 2007
REVENUES	$—	$—	$—

TOTAL REVENUES	—	—	—

EXPENSES:
Exploration cost	—	14,769	1,583,991
General and administrative	158,311	218,401	12,462,539

TOTAL OPERATING EXPENSES	158,311	233,170	14,046,530

NET LOSS FROM OPERATIONS	(158,311)	(233,170)	(14,046,530)

OTHER INCOME (EXPENSES)
Interest expense	(3,145)	—	(3,145)
Interest income	13,233	—	21,846
Gain on sale of mining properties	—	—	2,100,000
Gain (loss) on foreign exchange rate transactions	(352)	(1,584)	159,094
Gain on forgiveness of debt	134,756	628,583	1,792,194

TOTAL OTHER EXPENSES	144,492	626,999	4,069,989

NET INCOME (LOSS)	$(13,819)	$393,829	$(9,976,541)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	5,646,069	4,908,095	4,821,549

EARNINGS (LOSS) PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$0.08	$(2.07)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2006, 2005, 2004, 2003, and the three months ended March 31, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total
Balance — December 31, 2002	544,092	$109	$306,296	$(700,132)	$(393,727)
Issuance of common stock for mining claims — related party	31,000,000	6,200	—	—	6,200
Issuance of common stock for consulting services	6,000,000	1,200	398,800	—	400,000
Issuance of common stock for directors fees	500,000	100	309,900	—	310,000
Fair market value of options granted	—	—	465,000	—	465,000
Purchase of camp	2,000,000	400	49,600	—	50,000
Net loss	—	—	—	(915,574)	(915,574)

Balance December 31, 2003	40,044,092	$8,009	$1,529,596	$(1,615,706)	$(78,101)
Issuance of common stock for mining claims — related party	100,840,000	20,168	—	—	20,168
Issuance of common stock for mining claims	550,000	110	176,890	—	177,000
Issuance of common stock for directors fees	300,000	60	41,940	—	42,000
Issuance of common stock for consulting fees	23,190,651	4,638	4,425,622	—	4,430,260
Issuance of common stock for management fees	4,000,000	800	527,200	—	528,000
Issuance of common stock for financing fees	200,000	40	23,960	—	24,000
Issuance of common stock for cancellation of letter of intent and services	15,500,000	3,100	321,900	—	325,000
Sale of common stock	10,780,020	2,156	1,206,148	—	1,208,304
Capital contribution	—	—	68,408	—	68,408
Net loss	—	—	—	(7,717,947)	(7,717,947)

Balance December 31, 2004	195,404,763	$39,081	$8,321,664	$(9,333,653)	$(972,908)
Sale of common stock	100,000,000	20,000	480,000	—	500,000
Net loss	—	—	—	(213,799)	(213,799)

Balance December 31, 2005	295,404,763	$59,081	$8,801,664	$(9,547,452)	$(686,707)
Cancellation of common stock	(61,150,000)	(12,230)	12,230	—	—
Issuance of common stock for consulting fees	35,000,000	7,000	1,568,000	—	1,575,000
Issuance of common stock for services rendered	1,690,106	338	43,169	—	43,507
Issuance of common stock for directors fees	500,000	100	32,400	—	32,500
Issuance of common stock for satisfaction of debt	328,325	66	19,634	—	19,700
Issuance of common stock for salary	10,530,262	2,106	682,362	—	684,468
Net loss	—	—	—	(415,270)	(415,270)

Balance December 31, 2006	282,303,456	$56,461	$11,159,459	$(9,962,722)	$1,253,198
1:50 Reverse stock split effective March 14, 2007	(276,657,387)	(55,332)	55,332	—	—
Net loss	—	—	—	(13,819)	(13,819)

Balance March 31, 2007	5,646,069	$1,129	$11,214,791	$(9,976,541)	$1,239,379

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Three Months Ended		March 28, 1995
	March 31,		(Inception) to
	2007	2006	March 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(13,819)	$393,829	$(9,976,541)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock compensation	—	—	9,082,803
(Increase) in assets:
Other receivable	(5,573)	—	(8,572)
Increase(decrease) in current liabilities
Accounts payable	(129,472)	(575,776)	383,654
Accrued expenses	(36,689)	31,227	19,006

Net cash (used in) operating activities	(185,553)	(150,720)	(499,650)

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	—	33,461	—
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	—	33,461	1,708,304

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	(13,233)	—	(1,071,846)

Net cash used in investing activities	(13,233)	—	(1,071,846)

Net Increase (decrease) in cash	(198,786)	(117,259)	136,808

Cash and cash equivalents at beginning of period	335,594	123,097	—

Cash and cash equivalents at end of period	$136,808	$5,838	$136,808

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	3,145	—	—

Taxes	—	—	—

The accompanying notes are an integral part of these financial statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Gilla Inc. (“Gilla” or the “Company”) was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved name changes on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and March 30, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name respectively. On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, a US Subsidiary and a Canadian Subsidiary. Prior to the merger in September 1999 (Note 4), the Company’s activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. Currently the Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Reporting
While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 audited annual financial statements of Gilla Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.
Operating results for the three months March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.
Going Concern
As reflected in the accompanying financial statements, the Company’s recurring losses from operations, $158,311 and $233,170 for the three months ended March 31, 2007 and 2006 and net cash used in operations of $185,533 and $150,720 for the three months ended March 31, 2007 and 2006; a shareholders deficit of $1,239,379 and an accumulated deficit of $9,976,541 at March 31, 2007, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. Our management recognizes that we must generate additional resources and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.
The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our
The accompanying notes are an integral part of these financial statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
planned capital expenditures. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.
We cannot assure that we will generate sufficient cash flow from operations or obtain additional financing to meet our obligations. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.
Management’s Plans
The Company is currently exploring different options in order to maximize the benefit to the Shareholders. These opportunities will focus on certain areas of Canada and the US but, due to management of the Company’s expertise, evaluations of geologically attractive prospects in politically stable areas of Africa and Asia will also be considered. There is a high likelihood that the Company will form joint ventures with other exploration and mining interests.
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
Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.
NOTE 3. EQUITY
Reverse stock split
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors, voted for a reverse split of the Company’s common shares. All Shares held as of February 28, 2007 were subject to the reversal. As a result of the amendment to the Company’s Articles of Incorporation, each fifty (50) shares held by a shareholder of record on February 28, 2007 will be exchanged for one (1) share of the Company’s common stock effective March 14, 2007. In all other respects, the registrant’s capitalization will remain unchanged.
The accompanying notes are an integral part of these financial statements

Item 2. PLAN OF OPERATION
Due to the favorable financial condition of the Company after the sale of its mining assets during the fourth quarter of 2006 and the favorable commodity market, the Board is currently exploring different options in order to maximize the benefit to the Shareholders. These opportunities will focus on certain areas of Canada and the USA but, due to management of the Company’s expertise, evaluations of geologically attractive prospects in politically stable areas of Africa and Asia will also be considered. There is a high likelihood that the Company will form joint ventures with other exploration and mining interests.
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
     On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, a US Subsidiary and a Canadian Subsidiary.
     The report of our independent accountants on our December 31, 2006 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
$	the identification of potential gold mineralization based on superficial analysis;

$	the quality of our management and our geological and technical expertise; and

$	the capital available for exploration and development.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006. In the event that we do not obtain additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $136,808, total assets of $1,267,226 and current liabilities of $27,847. The Company’s net losses to date are $9,976,541.
     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
     The report of our independent accountants on our December 31, 2006 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:
$	estimation of reserves

$	anticipated metallurgical recoveries;

$	future gold prices; and

$	anticipated capital and operating costs of such projects.
     Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probably reserves and operating costs determined in feasibility studies are based on geologic and engineering analysis.
THE DEVELOPMENT AND OPERATION OF OUR MINING PROJECTS INVOLVE NUMEROUS UNCERTAINTIES (Continued)
     Any of the following events, among others, could affect the profitability or economic feasibility of a project:
$	unanticipated changes in grade and tonnage of ore to be mined and processed;

$	unanticipated adverse geotechnical conditions;

$	incorrect data on which engineering assumptions are made;

$	costs of constructing and operating a mine in a specific environment;

$	availability and cost of processing and refining facilities;

$	availability of economic sources of power;

$	adequacy of water supply;

$	adequate access to the site;

$	unanticipated transportation costs;

$	government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

$	fluctuation in gold prices; and

$	accidents, labor actions and FORCE MAJEURE events.
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
THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL
     The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $2.25 (high) and $0.017 (low). In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

PENNY STOCK REGULATION EFFECT OUR STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR STOCK
     Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealers make a special written determination that the penny stock is a suitable investment for the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rule. Our securities will be subject to the penny stock rules, and investors may find it more difficult to sell their securities.
OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:
     Credifinance Capital Corp. owned approximately 28.6% of our common stock, Finance Research & Development (FRD) Trust owned approximately 21.87% as of March 31, 2007. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.
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
     Management’s estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.
ENVIRONMENT MATTERS
     When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.
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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED March 31, 2007
     The Registrant conducted no actual mining operation during the quarter ended March 31, 2007. As such, it had no revenues as described in the financial statements, attached hereto.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2007 we had $136,808 in cash. We anticipate total expenditures for year 2007 for general and administrative expenses to be approximately $600,000 and at this time are unable to estimate what our costs of operations expenses may be. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of March 31, 2007, the Company had current assets of $145,830 compared to current liabilities of $27,847 resulting in a working capital deficit of $117,533.

We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.
Item 3. Disclosure Controls and Procedures
(a) The registrant’s principal executive officer and principal financial officer have concluded that the registrant’s disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.
(b) The registrant’s principal executive officer and principal financial officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-KSB for December 31st, 2006.
ITEM 2. CHANGES IN SECURITIES
Name Change:
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors voted for a name change of the Corporation to Gilla Inc.
Reverse of All Outstanding Shares:
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors, voted for a reverse split of the Company’s common shares. All Shares held as of February 28, 2007 will be subject to the reversal. As a result of the amendment to the Company’s Articles of Incorporation, each fifty (50) shares held by a shareholder on February 28, 2007 will be exchanged for one (1) share of the Company’s common stock. In all other respects, the registrant’s capitalization will remain unchanged.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
2007-02-01           3.01
2007-03-14           5.03, 8.01

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 10, 2007 by the undersigned, thereunto authorized.

GILLA INC.
(FORMERLY OSPREY GOLD CORP.)

By:	/s/ Georges Benarroch Georges Benarroch, President &
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	May 10, 2007
Chief Financial Officer
Director

/s/ Jean Jacques Treyvaud	Director	May 10, 2007