Form 10QSB
period 2007-06-30
GILLA INC.
filed 2007-08-03
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-QSB.     ☐
The registrant had revenues of $0 (no revenues) for the ended June 30, 2007.
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2007, was approximately $3,471,301.10, based on the average bid and asked prices on such date of $1.10.
The Registrant had 5,649,069 shares of common stock, .0002 par value per share, outstanding on June 30, 2007.

PART I	Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheet as of June 30, 2007.	3

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 and the period March 28, 1999(inception to June 30, 2007.	4

	Unaudited Consolidated Statement of Changes in Shareholder Equity for the six months ended June 30, 2007.	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and the period March 28, 1999(inception to June 30, 2007.	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3.	Controls and Procedures	13

PART II

Item 1.	Legal Proceedings	13

Item 2.	Changes In Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

CERTIFICATIONS		16

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$5,054	$335,594
Other receivable	44,411	2,999

TOTAL CURRENT ASSETS	49,465	338,593

NON CURRENT ASSETS
Restricted cash	1,085,559	1,058,613
Mining camp	50,000	50,000

TOTAL ASSETS	$1,185,024	$1,447,206

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$93,529	$138,311
Accrued expenses	3,937	55,697

TOTAL LIABILITIES	97,466	194,008

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, .0002 par value, 300,000,000 shares authorized; 5,646,069 shares issued and outstanding	1,129	56,461
Additional paid in capital	11,214,791	11,159,459
Accumulated deficit	(10,128,362)	(9,962,722)

TOTAL SHAREHOLDERS’ DEFICIT	1,087,558	1,253,198

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,185,024	$1,447,206

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

					March 28, 1995
	For the Three Months Ended		For the Six Months Ended		For the Period From
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

REVENUES	$—	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—	—

EXPENSES:
Exploration cost	2,578	5,873	2,578	20,642	1,586,569
General and administrative	193,341	300,735	351,652	519,136	12,655,880

TOTAL OPERATING EXPENSES	195,919	306,608	354,230	539,778	14,242,449

NET LOSS FROM OPERATIONS	(195,919)	(306,608)	(354,230)	(539,778)	(14,242,449)

OTHER INCOME (EXPENSES)
Interest expense	(132)	—	(3,277)	—	(3,277)
Interest income	13,713	—	26,946	—	35,559
Gain on sale of mining properties	—	—	—	—	2,100,000
Gain (loss) on foreign exchange rate transactions	(2,280)	1,050	(2,632)	(534)	156,814
Gain on forgiveness of debt	32,797	—	167,553	628,583	1,824,991

TOTAL OTHER EXPENSES	44,098	1,050	188,590	628,049	4,114,087

NET INCOME (LOSS)	$(151,821)	$(305,558)	$(165,640)	$88,271	$(10,128,362)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	5,646,069	5,908,095	5,646,069	5,908,095	4,821,549

EARNINGS (LOSS) PER COMMON SHARES- BASIC AND DILUTED	$(0.03)	$(0.05)	$(0.03)	$0.01	$(2.10)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2006, 2005, 2004, 2003, and the six months ended June 30, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

Balance — December 31, 2002	544,092	$109	$306,296	$(700,132)	$(393,727)
Issuance of common stock for mining claims - related party	31,000,000	6,200	—	—	6,200
Issuance of common stock for consulting services	6,000,000	1,200	398,800	—	400,000
Issuance of common stock for directors fees	500,000	100	309,900	—	310,000
Fair market value of options granted	—	—	465,000	—	465,000
Purchase of camp	2,000,000	400	49,600	—	50,000
Net loss	—	—	—	(915,574)	(915,574)

Balance December 31, 2003	40,044,092	$8,009	$1,529,596	$(1,615,706)	$(78,101)
Issuance of common stock for mining claims - related party	100,840,000	20,168	—	—	20,168
Issuance of common stock for mining claims	550,000	110	176,890	—	177,000
Issuance of common stock for directors fees	300,000	60	41,940	—	42,000
Issuance of common stock for consulting fees	23,190,651	4,638	4,425,622	—	4,430,260
Issuance of common stock for management fees	4,000,000	800	527,200	—	528,000
Issuance of common stock for financing fees	200,000	40	23,960	—	24,000
Issuance of common stock for cancellation of letter of intent and services	15,500,000	3,100	321,900	—	325,000
Sale of common stock	10,780,020	2,156	1,206,148	—	1,208,304
Capital contribution	—	—	68,408	—	68,408
Net loss	—	—	—	(7,717,947)	(7,717,947)

Balance December 31, 2004	195,404,763	$39,081	$8,321,664	$(9,333,653)	$(972,908)
Sale of common stock	100,000,000	20,000	480,000	—	500,000
Net loss	—	—	—	(213,799)	(213,799)

Balance December 31, 2005	295,404,763	$59,081	$8,801,664	$(9,547,452)	$(686,707)
Cancellation of common stock	(61,150,000)	(12,230)	12,230	—	—
Issuance of common stock for consulting fees	35,000,000	7,000	1,568,000	—	1,575,000
Issuance of common stock for services rendered	1,690,106	338	43,169	—	43,507
Issuance of common stock for directors fees	500,000	100	32,400	—	32,500
Issuance of common stock for satisfaction of debt	328,325	66	19,634	—	19,700
Issuance of common stock for salary	10,530,262	2,106	682,362	—	684,468
Net loss	—	—	—	(415,270)	(415,270)

Balance December 31, 2006	282,303,456	$56,461	$11,159,459	$(9,962,722)	$1,253,198
1:50 Reverse stock split effective March 14, 2007	(276,657,387)	(55,332)	55,332	—	—
Net loss	—	—	—	(165,640)	(165,640)

Balance June 30, 2007	5,646,069	$1,129	$11,214,791	$(10,128,362)	$1,087,558

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Six Months Ended		March 28, 1995
	June 30,		(Inception) to
	2007	2006	June 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Accounts payable	$(165,640)	$88,271	$(10,128,362)
Accrued expenses
Other receivable
Stock compensation	—	—	9,082,803
used in operating activities:
(Increase) in assets:	(41,412)	—	(44,411)
Adjustment to reconcile net income (loss) to net cash
Increase(decrease) in current liabilities	(44,782)	(504,012)	468,344
Net cash (used in) operating activities	(51,760)	24,923	3,935

Net income (loss) from operations	(303,594)	(390,818)	(617,691)

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	—	272,676	—
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	—	272,676	1,708,304

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	(26,946)	—	(1,085,559)

Net cash used in investing activities	(26,946)	—	(1,085,559)

Net Increase (decrease) in cash	(330,540)	(118,142)	5,054

Cash and cash equivalents at beginning of period	335,594	123,097	—

Cash and cash equivalents at end of period	$5,054	$4,955	$5,054

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	—	—	$3,145

Taxes	—	—	—

The accompanying notes are an integral part of these financial statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Gilla Inc. (“Gilla” or the “Company”) was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved name changes on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and March 30, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name respectively. On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, a US Subsidiary and a Canadian Subsidiary. Prior to the merger in September 1999, the Company’s activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. Currently the Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
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
Operating results for the six months June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.
Going Concern
As reflected in the accompanying financial statements, the Company’s recurring losses from operations, $354,230 and $539,778 for the six months ended June 30, 2007 and 2006 and net cash used in operations of $303,594 and $390,818 for the six months ended June 30, 2007 and 2006; a shareholders deficit of $1,087,558 and an accumulated deficit of $10,128,362 at June 30, 2007, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
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
The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures. If required, our ability to obtain additional financing from other sources also

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
NOTE 5. SUBSEQUENT EVENTS
The majority of the shareholders of Gilla approved to spin off its two wholly owned subsidiaries, Geolyndar, Inc. and Polar Bear Mining Corp. and dividend the common shares of those subsidiaries to its shareholders of record as of July 23, 2007, in a manner reflecting the proportionate interest held by each Gilla shareholder.
On July 11, 2007 the Company entered into a non-binding Letter of Intent with Eastmark Limited, a private corporation, for the proposed acquisition by Gilla of a 100% interest in all mineral exploration, development and production rights to the Mineral Production Sharing Agreement 190, located in the municipality of Barobo, in the province of Surigao del Sur, Philippines. The terms of the Letter of Intent would include the issuance of 4,000,000 common shares of Gilla to Eastmark Limited, the raising of $3,000,000 through private placement of Gilla common shares at $1.25 per common share, and the appointment to the board of directors of Gilla a number of individuals with established credentials and expertise in natural resources. Of the $3,000,000 raised through private placement, $1,000,000 will go towards outstanding payments on the property and the balance of the proceeds shall be used for further exploration and development of the Mineral Production Sharing Agreement 190 and working capital.

Item 2. PLAN OF OPERATION
The sale of its mining assets during the fourth quarter of 2006, the Board is currently exploring different options in order to maximize the benefit to the Shareholders.
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
     On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, Polar Bear Mining Corp. (US) and Geolyndar Inc. (Formerly 640959 Canada Inc.)(Canada).
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
GOLD EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE
     Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold explorations, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:
·     the identification of potential gold mineralization based on superficial analysis;
·     the quality of our management and our geological and technical expertise; and
·     the capital available for exploration and development.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006. In the event that we do not obtain the release of our restricted cash by the Canada Revenue Agency, or additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $5,054, total restricted cash of $1,085,559 and current liabilities of$97,466. The Company’s net losses to date are $10,128,362.
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
OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:
     Credifinance Capital Corp. owned approximately 28.6% of our common stock; Finance Research & Development (FRD) Trust owned approximately 21.87% as of June 30, 2007. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.
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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED June 30, 2007
     The Registrant conducted no actual mining operation during the quarter ended June 30, 2007. As such, it had no revenues as described in the financial statements, attached hereto.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007 we had $5,054 in cash. We anticipate total expenditures for year 2007 for general and administrative and legal expenses to be approximately $600,000. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of June 30, 2007, the Company had current assets of $49,465 compared to current liabilities of $97,466 resulting in a working capital deficit of $48,001.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-KSB for December 31st, 2006 except the following:
Mark B. Aronson — On April 17th, 2007 Aronson, a disbarred lawyer, filed an Application for Examination of Judgment Debtor, in the Eighth Judicial District Court in and for the County of Clark, in the state of Nevada. The application was granted on May 1st, 2007. On June 28th, 2007 Gilla, filed a Motion with the same court to Dismiss Plaintiff Mark B. Aronson’s Foreign Judgment and to Vacate Order for Examination of Judgment Debtor. This motion was not defended and therefore on July 30, 2007 the Court granted dismissal of Plaintiff Mark B. Aronson’s Foreign Judgment and Vacating Order for Examination of Judgment Debtor.
ITEM 2. CHANGES IN SECURITIES
Name Change:
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors voted for a name change of the Corporation to Gilla Inc.
Reverse of All Outstanding Shares:
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors, voted for a reverse split of the Company’s common shares. All Shares held as of February 28, 2007 were subject to the reversal. As a result of the amendment to the Company’s Articles of Incorporation, each fifty (50) shares held by a shareholder on February 28, 2007 have been exchanged for one (1) share of the Company’s common stock. In all other respects, the registrant’s capitalization has remained unchanged.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2 and Item 5

ITEM 5. OTHER INFORMATION
Gilla Inc. entered into a non-binding Letter of Intent on July 11, 2007 with Eastmark Limited (“Eastmark”), a private corporation, for the proposed acquisition by Gilla of a 100% interest in all mineral exploration, development and production rights to Mineral Production Sharing Agreement 190 (“MPSA 190”), located in the municipality of Barobo, in the province of Surigao del Sur, Philippines. Preliminary work has been conducted on the property by Alron Geo-Environmental Specialists, Inc. of Cebu City, Philippines.
The proposed acquisition is subject to certain conditions, including due diligence, the execution of a definitive agreement and approval of the acquisition by the board of directors and consent from a majority of shareholders of the respective companies as well as all regulatory and other approvals. The terms of the acquisition are outlined in a Letter of Intent (“LOI”) dated July 11, 2007.
Terms of the LOI include amongst others:
a) the issuance of 4,000,000 Common Shares of Gilla to Eastmark;
b) the raising of $3,000,000 through the Private Placement of Gilla Common Shares at $1.25 per Common Share. Out of the amount raised, US$1,000,000 will go towards outstanding payments on the property and the balance of the proceeds shall be used for further exploration and development of MPSA 190 and working capital;
c) the appointment to the board of directors of Gilla of a number of individuals with established credentials and expertise in natural resources. The new board of directors will include: Mr. Andrew Mullins, Mr. Larry Youell and Mr. Riaz Sumar.
Gilla has also received approval from a majority of its shareholders to spin off its two wholly owned subsidiaries, Geolyndar Inc. and Polar Bear Mining Corp. and dividend the common shares of those subsidiaries to its shareholders of record as of July 23, 2007, in a manner reflecting the proportionate interest held by each Gilla shareholder. The appropriate filings will follow. The spin off and dividend are not related to the acquisition and is expected to close on or prior to completion of the acquisition. Following the spin off, Polar Bear Mining Corp. will primarily be engaged in acquiring international resources while Geolyndar Inc. will hold the lease to its mining camp in Ontario and will continue to investigate potential mineral acquisitions in Canada.
On July 30th the Canada Revenue Agency issued the certificate for the Section 116 and the money was released from escrow and deposited into the Company bank account on the same day.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
2007-07-12     8.01

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 2, 2007 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)
By:	/s/ Georges Benarroch
Georges Benarroch,
President & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	August 2, 2007
Chief Financial Officer
Director

/s/ Jean Jacques Treyvaud	Director	August 2, 2007