Form 10QSB
period 2007-09-30
GILLA INC.
filed 2007-11-13
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 000-28107
GILLA, INC.
(Exact Name of Registrant as Specified in its Charter)
N/A
(Osprey Gold Corp.)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0335710 (I.R.S. Employer Identification Number)

112 North Curry Street, Carson City, NV	89703
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (416) 884-8807
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, .0002 PAR VALUE PER SHARE
(Title of Class)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-QSB. ☐
The registrant had revenues of $0 (no revenues) for the ended September 30, 2007.
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2007, was approximately $4,134,004.04, based on the average bid and asked prices on such date of $1.31.
The Registrant had 5,649,069 shares of common stock, .0002 par value per share, outstanding on September 30, 2007.

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$824,981	$335,594
Other receivable	1,271	2,999
Prepaid expenses	8,293	—

TOTAL CURRENT ASSETS	834,545	338,593

NON CURRENT ASSETS
Restricted cash	—	1,058,613
Mining camp	50,000	50,000

TOTAL ASSETS	$884,545	$1,447,206

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,808	$138,311
Accrued expenses	4,217	55,697

TOTAL LIABILITIES	12,025	194,008

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, .0002 par value, 300,000,000 shares authorized; 5,646,069 shares issued and outstanding, September 30, 2007; and December 31, 2006	1,129	1,129
Additional paid in capital	11,214,791	11,214,791
Accumulated deficit	(10,343,400)	(9,962,722)

TOTAL SHAREHOLDERS’ EQUITY	872,520	1,253,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$884,545	$1,447,206

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

					For the Period From
	For the Three Months Ended		For the Nine Months Ended		March 28, 1995
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
REVENUES	$—	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—	—

EXPENSES:
Exploration cost	2,338	—	4,916	26,196	1,588,907
General and administrative	211,423	56,797	563,075	639,527	12,867,303

TOTAL OPERATING EXPENSES	213,761	56,797	567,991	665,723	14,456,210

NET LOSS FROM OPERATIONS	(213,761)	(56,797)	(567,991)	(665,723)	(14,456,210)

OTHER INCOME (EXPENSES)
Gain on sale of mining properties	—	—	—	—	2,100,000
Gain on forgiveness of debt	—	61,000	167,553	628,583	1,824,991
Gain (loss) on foreign exchange rate transactions	(6,235)	(5,863)	(8,867)	(5,707)	150,579
Interest income	4,958	—	31,904	—	40,517
Interest expense	—	—	(3,277)	—	(3,277)

TOTAL OTHER EXPENSES	(1,277)	55,137	187,313	622,876	4,112,810

NET INCOME (LOSS)	$(215,038)	$(1,660)	$(380,678)	$(42,847)	$(10,343,400)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	5,646,069	4,911,084	5,646,069	5,532,106	3,254,805

EARNINGS (LOSS) PER COMMON SHARES- BASIC AND DILUTED	$(0.04)	$(0.00)	$(0.07)	$(0.01)	$(3.18)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2006, 2005, 2004, 2003, and the three months ended September 30, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total
Balance — December 31, 2002	10,882	$2	$306,403	$(700,132)	$(393,727)
Issuance of common stock for mining claims — related party	620,000	124	6,076	—	6,200
Issuance of common stock for consulting services	120,000	24	399,976	—	400,000
Issuance of common stock for directors fees	10,000	2	309,998	—	310,000
Fair market value of options granted	—	—	465,000	—	465,000
Purchase of camp	40,000	8	49,992	—	50,000
Net loss	—	—	—	(915,574)	(915,574)

Balance December 31, 2003	800,882	$160	$1,537,445	$(1,615,706)	$(78,101)
Issuance of common stock for mining claims — related party	2,016,800	404	19,764	—	20,168
Issuance of common stock for mining claims	11,000	2	176,998	—	177,000
Issuance of common stock for directors fees	6,000	1	41,999	—	42,000
Issuance of common stock for consulting fees	463,813	93	4,430,167	—	4,430,260
Issuance of common stock for management fees	80,000	16	527,984	—	528,000
Issuance of common stock for financing fees	4,000	1	23,999	—	24,000
Issuance of common stock for cancellation of letter of intent and services	310,000	62	324,938	—	325,000
Sale of common stock	215,600	43	1,208,261	—	1,208,304
Capital contribution	—	—	68,408	—	68,408
Net loss	—	—	—	(7,717,947)	(7,717,947)

Balance December 31, 2004	3,908,095	$782	$8,359,963	$(9,333,653)	$(972,908)
Sale of common stock	2,000,000	400	499,600	—	500,000
Net loss				(213,799)	(213,799)

Balance December 31, 2005	5,908,095	$1,182	$8,859,563	$(9,547,452)	$(686,707)
Cancellation of common stock	(1,223,000)	(245)	245	—	—
Issuance of common stock for consulting fees	700,000	140	1,574,860	—	1,575,000
Issuance of common stock for services rendered	33,802	7	43,500	—	43,507
Issuance of common stock for directors fees	10,000	2	32,498	—	32,500
Issuance of common stock for satisfaction of debt	6,567	1	19,699	—	19,700
Issuance of common stock for salary	210,605	42	684,426	—	684,468
Net loss	—	—	—	(415,270)	(415,270)

Balance December 31, 2006	5,646,069	$1,129	$11,214,791	$(9,962,722)	$1,253,198
Net loss				(380,678)	(380,678)

Balance September 30, 2007	5,646,069	$1,129	$11,214,791	$(10,343,400)	$872,520

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Nine Months Ended		March 28, 1995
	September 30,		(Inception) to
	2007	2006	September 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	$(380,678)	$(42,847)	$(10,343,400)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock compensation	—	—	9,082,803
(Increase) in assets:
Other receivable	1,728	—	(1,271)
Prepaid expenses	(8,293)	—	—
Increase (decrease) in current liabilities:
Accounts payable	(130,503)	(546,775)	382,623
Accrued expenses	(51,480)	26,163	4,215

Net cash used in operating activities	(569,226)	(563,459)	(875,030)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in due to related party	—	440,416	—
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	—	440,416	1,708,304

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	1,058,613	—	—

Net cash provided by investing activities	1,058,613	—	—

Net increase (decrease) in cash	489,387	(123,043)	833,274

Cash and cash equivalents at beginning of period	335,594	123,097	—

Cash and cash equivalents at end of period	$824,981	$54	$833,274

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$—	$—	$3,145

Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Gilla Inc. (“Gilla” or the “Company”) was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved name changes on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and March 30, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively. On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, a United States Subsidiary and a Canadian Subsidiary. Prior to the merger in September 1999, the Company’s activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. The Company’s activities are currently focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Reporting
While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 audited annual financial statements of Gilla Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual audited financial statements.
Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.
Going Concern
As reflected in the accompanying financial statements, the Company’s recurring losses from operations, $380,678 and $42,847 for the nine months ended September 30, 2007 and 2006, respectively and net cash used in operations of $569,226 and $563,459 for the nine months ended September 30, 2007 and 2006, respectively; a shareholders equity of $872,520 and an accumulated deficit of $10,343,400 at September 30, 2007, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. Our management recognizes that we must generate additional resources and that we must successfully implement our business plan and achieve profitable operations. We cannot assure that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Management’s Plans
The Company is currently exploring different options in order to maximize shareholders’ investments.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of these financials statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent accounting pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.
NOTE 3. EQUITY
Reverse stock split
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors, voted for a reverse split of the Company’s common shares. All Shares held as of February 28, 2007 were subject to the reversal. As a result of the amendment to the Company’s Articles of Incorporation, each fifty (50) shares held by a shareholder of record on February 28, 2007 were exchanged for one (1) share of the Company’s common stock effective March 14, 2007. All per share data in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retrospective basis. In all other respects, the registrant’s capitalization remains unchanged.

Item 2. PLAN OF OPERATION
The sale of its mining assets during the fourth quarter of 2006 has allowed the Company to explore different options in order to maximize the benefit to the Shareholders.
The Company does not have any off balance sheet arrangements.
The Company will not have a significant change in the number of employees.
OVERVIEW
The Company’s activities are currently focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing gold and other strategic minerals that are located in Canada. In October 2006, the Company sold all the mining claims in the Porcupine Mining Divisions in Ontario, Canada, to a private company, Coldrock Resources Inc.

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
Independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $824,981, other receivable and prepaid expenses of $9,564 and current liabilities of $ 12,025. The Company’s accumulated deficit is $10,343,400.
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
OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY
Credifinance Capital Corp. owned approximately 28.6% of our common stock; Finance Research & Development (FRD) Trust owned approximately 21.87% as of September 30, 2007. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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
DEPRECIATION AND DEPLETION
Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.
IMPAIRMENT OF LONG-LIVE ASSETS
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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2007
The Registrant conducted no actual mining operation during the quarter ended September 30, 2007. As such, it had no revenues as described in the financial statements, attached hereto.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2007 we had $824,981 in cash. We anticipate total expenditures for year 2007 for general and administrative and legal expenses to be approximately $800,000. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
The above amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of September 30, 2007, the Company had current assets of $834,545 compared to current liabilities of $12,025 resulting in a working capital of $822,520.

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
PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-KSB for December 31, 2006 except the following:
Mark B. Aronson - On April 17, 2007 Aronson, a disbarred lawyer, filed an Application for Examination of Judgment Debtor, in the Eighth Judicial District Court in and for the County of Clark, in the state of Nevada. The application was granted on May 1, 2007. On June 28, 2007 Gilla, filed a Motion with the same court to Dismiss Plaintiff Mark B. Aronson’s Foreign Judgment and to Vacate Order for Examination of Judgment Debtor. This motion was not defended and therefore on July 30, 2007 the Court granted dismissal of Plaintiff Mark B. Aronson’s Foreign Judgment and Vacating Order for Examination of Judgment Debtor. In August, Aronson filed a Civil Action against Gilla in the Court of Common Pleas of Allegheny County, Pennsylvania. On August 22, 2007 a settlement was reached between Gilla and Aronson and the case was dismissed. The settlement entailed the Company to pay $600 and the Plaintiff is required to release the Company from any further obligations.
ITEM 2. CHANGES IN SECURITIES
Name Change
On February 27, 2007 a majority of the shareholders of the registrant, pursuant to a recommendation by the Board of Directors voted for a name change of the Corporation to Gilla, Inc.
Reverse of All Outstanding Shares
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2 and Item 5
ITEM 5. OTHER INFORMATION
Gilla Inc. entered into a non-binding Letter of Intent on July 11, 2007 with Eastmark Limited (“Eastmark”), a private corporation, for the proposed acquisition by Gilla of a 100% interest in all mineral exploration, development and production rights to Mineral Production Sharing Agreement 190 (“MPSA 190”), located in the municipality of Barobo, in the province of Surigao del Sur, Philippines. Preliminary work has been conducted on the property by Alron Geo-Environmental Specialists, Inc. of Cebu City, Philippines. At the end of October 2007, the company having not been able to conduct satisfactory due diligence on MPSA 190, cancelled its LOI.
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
On July 30 2007 the Canada Revenue Agency issued the certificate for the Section 116 and the money held from the sale of the mining assets, was released from escrow and deposited into the Company bank account on the same day.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2007 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)
By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	November 9, 2007
Chief Financial Officer
Director

/s/ Jean Jacques Treyvaud	Director	November 9, 2007