Form 10-K
period 2007-12-31
GILLA INC.
filed 2008-03-31
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 000-28107
GILLA INC..
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0335710 (I.R.S. Employer Identification Number)

112 North Currey Street, Carson City, NV (Address of Principal Executive Offices)	89703 (Zip Code)
Registrant’s telephone number, including area code (416) 884-8807
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, Preferred Shares
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☑ Yes ☐ No
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2007, was approximately $3,471,301.10, based on the average bid and asked prices on such date of $1.10. The registrant does not have any non-voting equities.
The Registrant had 27,783,286 shares of common stock, .0002 par value per share, outstanding on February 27, 2008.(Should this not be as of December 31, 2007)

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

Part I

ITEM 1	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

Part II

ITEM 5.	Market for Registrants Common Equity and Related Stockholders Matters
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
ITEM 8 .	Financial Statements and Supplementary Data
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures

Part III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accountants Fee and Services

Part IV

ITEM 15.	Exhibits and Reports on Form 8K

Signatures
Exhibits

Forward-Looking Statements
This Report contains, in addition to historical information, forward-looking statements regarding Gilla Inc., which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management;; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.
PART I
ITEM 1. BUSINESS
Business Development
Gilla Inc. (the “Company”), 112 N. Curry Street, Carson City, Nevada, 87803 was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively.
We have specialized in acquiring and consolidating large, exploration-stage properties with near-term production potential and future growth through exploration discoveries. Our acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Canada.
Business of Issuer
The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis has been focused on properties containing gold and other strategic minerals that are located in Canada.
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
SECURITIES MARKET AND STOCK OWNERSHIP RISKS
There is no predictable method by which investors in the securities of the Company shall be able to realize any gain or return on their investment in the Company, or shall be able to recover all or any substantial portion of the value of their investment.. There is, currently no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the common stock owned by him, he may find he has only a limited or no ability to transfer or market the common stock. Accordingly, purchasers of the common stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. The Company has no agreement with any securities broker or dealer that is a member of the National Association of Securities Dealers, Inc., to act as a market maker for the Company’s securities. Should the Company fail to obtain one or more market makers for the Company’s securities, the trading level and price of the Company’s securities will be materially and adversely affected. Should the Company happen to obtain only one market maker for the Company’s securities, the market maker would in effect dominate and control the market for such securities. The Company’s registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written, agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefore.
Of the currently issued and outstanding shares of common stock of the Company, approximately 4,344,488 shares (approximately 37% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only two individuals. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.
The majority of the Company’s authorized but unissued common stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.
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
Through December 31, 2007, the Company has generated no revenues from operations.
REPORTS TO SECURITIES HOLDERS
There were no shareholders meetings during the period covered by this report.
The Bylaws of the Gilla Inc. are silent regarding an annual report to shareholders. Gilla Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-Q) and an annual report (Form 10-K) with the SEC. The annual report includes an audited financial statement.
Any materials that the Company filed with the Securities and Exchange Commission may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Further, you may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. That site is http://www.sec.gov.
ITEM 2. PROPERTIES
The Company acquired the Watershed-Gogama Gold Camp, in the Township of Invergarry, Ontario, Canada, a facility to house and administers the Company’s mining operations from a related party. The acquisition was valued at $1,500,000 and was paid for by the issuance of 2,000,000 common shares and the execution of a demand note payable for $500,000.
The shareholder was a related party who had not transferred the Watershed-Gogama Gold Camp. Management as of May 24, 2006, acquired the Land Use Permit in the name of the Company. The demand note payable for $500,000 has been cancelled.
The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to a related party, at the rate of $4,000 (US) monthly, which includes rent of $2,500 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.
The Company owns no investments.
ITEM 3. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-KSB for December 31, 2006 except the following:
Mark B. Aronson — On April 17, 2007 Aronson, a disbarred lawyer, filed an Application for Examination of Judgment Debtor, in the Eighth Judicial District Court in and for the County of Clark, in the state of Nevada. The application was granted on May 1, 2007. On June 28, 2007 Gilla, filed a Motion with the same court to Dismiss Plaintiff Mark B. Aronson’s Foreign Judgment and to Vacate Order for Examination

of Judgment Debtor. This motion was not defended and therefore on July 30, 2007 the Court granted dismissal of Plaintiff Mark B. Aronson’s Foreign Judgment and Vacating Order for Examination of Judgment Debtor. In August, Aronson filed a Civil Action against Gilla in the Court of Common Pleas of Allegheny County, Pennsylvania. On August 22, 2007 a settlement was reached between Gilla and Aronson and the case was dismissed. The settlement entailed the Company to pay $600 and the Plaintiff is required to release the Company from any further obligations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
The Bylaws of the Gilla Inc. are silent regarding an annual report to shareholders. Gilla Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-QSB) and an annual report (Form 10-KSB) with the SEC. The annual report includes an audited financial statement.
Any materials that the Company filed with the Securities and Exchange Commission may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Further, you may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. That site is http://www.sec.gov.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock has been publicly traded since August 19, 2003. The securities were traded on the over-the-counter market until NASD removed the Company from the over-the-counter market as it failed to file audited financial statements, which such action caused on June 6, 2005, the United States District Court, District of Nevada to return complete control of the Company to the Benarroch Group. The Company is listed on the Pink Sheets under the symbol “GLLA.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

YEAR 2007	HIGH	LOW
First Quarter	$2.75	$1.00
Second Quarter	$2.25	$1.00
Third Quarter	$2.00	$1.10
Fourth Quarter	$1.35	$0.58
On December 31, 2007, the closing price of our common stock as reported on the OTCBB was $0.75 per share. On December 31, 2007, we had in excess of 616 beneficial stockholders of our common stock and 5,679,069 shares of our common stock were issued and outstanding.
DIVIDENDS
We did not paid any dividends on our common stock in 2007, However, on January 17, 2008 the Board of Directors of Gilla Inc. declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008.
RECENT SALES OF UNREGISTERED SECURITIES
In December 2007, the Company issued the following shares:
     30,000 Common Shares for Directors at par value

ITEM 6. Selected Financial Data.
Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended December 31,
	2007	2006	2005

Revenues	—	—	—

Net Loss	$(562,475)	$(415,270)	$(213,799)

Earning Loss Per Share	$(0.10)	$(0.07)	$(0.04)

Total assets	$724,112	$1,447,206	$173,097

Total liabilities	$10,889	$194,008	$859,804
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REULTS OF OPERATION
          The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
          On January 31st, 2008, The Company acquired FREE MINING COMPANY S.A. which owns the rights to 2 Titanium concessions in Cameroon. Those rights are for exploration and renewable in 3 years. Preliminary reserve estimates have been done by the BRGM in France in the late ‘90s. The Government of Cameroon requires that about $300,000 of work be done on each property over 3 years. Once done, a development permit will be issued as per the Mining Law.
          The Company is currently preparing a 43-101compliant report for each property. Although a vast amount of technical work has been done and is available, GILLA, in accordance with the permits issued in Cameroon, will do further testing and will ensure that a 43-101 be presented to the Ministry in the next couple of months.
          The Company has a history of operating losses and we expect to continue to incur operating losses in the near future.
          On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, Polar Bear Mining Corp. (US) and Geolyndar Inc. (Formerly 640959 Canada Inc.)(Canada). The Company will focus entirely on the Cameroon operation and has relinquished both of its subsidiaries.
          The report of our independent accountants on our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $670,142, other receivable of $3,970 and current liabilities of $10,889. The Company’s net losses to date are $10,525,197.
          THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
          The report of our independent accountants on our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Gilla Inc
(Osprey Gold Corp.
(An Exploration Stage Company)
Financial Statements
December 31, 2007

Report of Independent Registered Public Accounting Firm
To the board of directors and shareholders of
Gilla, Inc.
We have audited the accompanying consolidated balance sheet of Gilla, Inc. (An Exploration Stage Company) and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2007 and 2006 and for the period from March 28, 1999 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilla, Inc. (An Exploration Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the years then ended December 31, 2007 and 2006, and from March 28, 1999 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 31, 2008

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$670,142	$335,594
Other receivable	3,970	2,999

TOTAL CURRENT ASSETS	674,112	338,593

NON CURRENT ASSETS
Restricted cash	—	1,058,613
Mining camp	50,000	50,000

TOTAL ASSETS	$724,112	$1,447,206

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,731	$138,311
Accrued expenses	4,158	55,697

TOTAL LIABILITIES	10,889	194,008

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, .0002 par value, 300,000,000 shares authorized; 5,676,069 and 5,646,069 shares issued and outstanding, respectively	1,135	1,129
Additional paid in capital	11,237,285	11,214,791
Accumulated deficit	(10,525,197)	(9,962,722)

TOTAL SHAREHOLDERS’ DEFICIT	713,223	1,253,198

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$724,112	$1,447,206

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 28, 1995
	For the Year Ended		For the Period From
	December 31,		(Inception) to
	2007	2006	December 31, 2007

REVENUES	$—	$—	$—

TOTAL REVENUES	—	—	—

EXPENSES:
Exploration cost	31,481	34,359	1,615,472
General and administrative	718,816	3,131,738	13,023,044

TOTAL OPERATING EXPENSES	750,297	3,166,097	14,638,516

NET LOSS FROM OPERATIONS	(750,297)	(3,166,097)	(14,638,516)

OTHER INCOME (EXPENSES)
Interest income	31,904	8,613	40,517
Interest expense	(3,277)	—	(3,277)
Gain on sale of mining properties	—	2,100,000	2,100,000
Gain (loss) on foreign exchange rate transactions	(8,358)	4,763	151,088
Gain of forgiveness of debt	167,553	637,451	1,824,991

TOTAL OTHER EXPENSES	187,822	2,750,827	4,113,319

NET LOSS	$(562,475)	$(415,270)	$(10,525,197)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING - BASIC AND DILUTED	5,646,316	5,548,691	3,658,349

EARNINGS (LOSS) PER COMMON SHARES — BASIC AND DILUTED	$(0.10)	$(0.07)	$(2.88)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2007, 2006, 2005, 2004, and 2003

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

Balance — December 31, 2002	10,882	$2	$306,403	$(700,132)	$(393,727)
Issuance of common stock for mining claims — related party	620,000	124	6,076	—	6,200
Issuance of common stock for consulting services	120,000	24	399,976	—	400,000
Issuance of common stock for directors fees	10,000	2	309,998	—	310,000
Fair market value of options granted	—	—	465,000	—	465,000
Purchase of camp	40,000	8	49,992	—	50,000
Net loss	—	—	—	(915,574)	(915,574)

Balance December 31, 2003	800,882	$160	$1,537,445	$(1,615,706)	$(78,101)

Issuance of common stock for mining claims — related party	2,016,800	404	19,764	—	20,168
Issuance of common stock for mining claims	11,000	2	176,998	—	177,000
Issuance of common stock for directors fees	6,000	1	41,999	—	42,000
Issuance of common stock for consulting fees	463,813	93	4,430,167	—	4,430,260
Issuance of common stock for management fees	80,000	16	527,984	—	528,000
Issuance of common stock for financing fees	4,000	1	23,999	—	24,000
Issuance of common stock for cancellation of letter of intent and services	310,000	62	324,938	—	325,000
Sale of common stock	215,600	43	1,208,261	—	1,208,304
Capital contribution	—	—	68,408	—	68,408
Net loss	—	—	—	(7,717,947)	(7,717,947)

Balance December 31, 2004	3,908,095	$782	$8,359,963	$(9,333,653)	$(972,908)

Sale of common stock	2,000,000	400	499,600	—	500,000
Net loss				(213,799)	(213,799)

Balance December 31, 2005	5,908,095	$1,182	$8,859,563	$(9,547,452)	$(686,707)

Cancellation of common stock	(1,223,000)	(245)	245	—	—
Issuance of common stock for consulting fees	700,000	140	1,574,860	—	1,575,000
Issuance of common stock for services rendered	33,802	7	43,500	—	43,507
Issuance of common stock for directors fees	10,000	2	32,498	—	32,500
Issuance of common stock for satisfaction of debt	6,567	1	19,699	—	19,700
Issuance of common stock for salary	210,605	42	684,426	—	684,468
Net loss	—	—	—	(415,270)	(415,270)

Balance December 31, 2006	5,646,069	$1,129	$11,214,791	$(9,962,722)	$1,253,198

Issuance of common stock for directors fees	30,000	6	22,494	—	22,500
Net loss	—	—	—	(562,475)	(562,475)

Balance December 31, 2007	5,676,069	$1,135	$11,237,285	$(10,525,197)	$713,223

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Year Ended		March 28, 1995
	December 31		(Inception) to
	2007	2006	December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	$(562,475)	$(415,270)	$(10,525,197)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock compensation	22,500	2,355,175	9,105,303
(Increase) decrease in assets:
Other receivable	(971)	(2,999)	(3,970)
Increase(decrease) in current liabilities
Accounts payable	(131,580)	(685,716)	381,546
Accrued expenses	(51,539)	19,920	4,156

Net cash provided by (used in) operating activities	(724,065)	1,271,110	(1,038,162)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	—	—	1,708,304

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	1,058,613	(1,058,613)	—

Net cash used in investing activities	1,058,613	(1,058,613)	—

Net Increase (decrease) in cash	334,548	212,497	670,142

Cash and cash equivalents at beginning of period	335,594	123,097	—

Cash and cash equivalents at end of period	$670,142	$335,594	$670,142

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	—	—	—

Taxes	—	—	—

The accompanying notes are an integral part of these financial statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND DESCRIPTION OF BUSINESS
Gilla Inc.. (“Gilla” or the “Company”) was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name respectively. Prior to the merger in September 1999 (Note 6), the Company’s activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems. The Company’s activities are currently focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
During the year ended December 31, 2007, the Company formed two wholly owned subsidiaries, Geolyndar, Inc. and Polar Bear Mining Co.
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Principles of Consolidation
The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc., Geolyndar, Inc., and Polar Bear Mining Corp. All material intercompany transactions have been eliminated.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.
Going Concern
As shown in the accompanying financial statements, the Company has incurred net losses of $562,475 and $415,270 during the years ended December 31, 2007 and 2006, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to explore new mining opportunities and possibly form joint ventures with other exploration and mining interests. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Cash Equivalents
The company considers cash equivalents to be cash as well as short term investments.
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Earnings per share
The Company computes basic and diluted loss per share amounts for December 31, 2007 and 2006, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

Concentration of Credit Risk
The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Our policy for interest and penalties on material uncertain income tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. The Company did not incur material income tax interest or penalties during the year ended December 31, 2007.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2007 because of the relatively short maturity of the instruments.
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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Impairment or Disposal of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Practice Bulletin (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.
SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. We adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment to our accumulated deficit was required upon adoption.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. This standard provides guidance on using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted effective January 1, 2008. In February 2008 the FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, that will (1) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and (2) remove certain leasing transactions from the scope of SFAS No. 157. The adoption of SFAS 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.
NOTE 3 MINING CAMP
On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at their basis). The License of Occupation for the camp was issued to the company in May of 2006.
NOTE 4 RELATED PARTY
The company rents office space and administrative services on a month to month basis from a related party at a rate of $4,000 per month. Administrative services provided include bookkeeping, copying and printing, courier services, and telephone. Total expense for rent and administrative fees paid to this related party for the year ended December 31, 2007 was $48,000
NOTE 5 EQUITY
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
2003-Stock issued for mining claims-related party

On June 6, 2003, the Company issued 360,000 common shares value at $3,600, in connection with the acquisition of 53 unpatented mining claims, from a related party, comprising of 27,280 acres situated in the Porcupine Mining Division of Northern Ontario. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock issued) These claims were transferred to the company in March 2004 of which 140,000 shares to an unrelated party for services.
On November 14, 2003 the company issued for the Lingman Lake 4 patented claims, 241,000 shares to a related party and 19,000 shares to an unrelated party. The fair value is approximately $2,600. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.
2003-Stock issued for consulting services
The Company issued to consultants for their services rendered 100,000 common shares at $0.03 per share on July 14, 2003 and 20,000 common shares at $0.25 per share on September 26, 2003. The issuances were recorded at the fair market value $400,000.
NOTE 5 EQUITY (continued)
2003-Stock issued for directors fees
On September 29, 2003 the Company issued a total of 10,000 shares of common to the Board of Directors for services. The Company recorded an expense of $310,000 which is the fair market value on the date of issuance.
2003-Stock issued for purchase of camp
On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at their basis). The License of Occupation for the camp was issued to the company in May of 2006.
2004-Stock issued for mining claims-related party
In January, 2004 The Company purchased the Lingman Assets from a related party for 160,000 of common stock value at $1,600. (Shares issued March 25th 2004) The Company has not received control of these assets. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.

In March, 2004 The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 956,800 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.
In August, 2004 the Company purchased the Lingman Lakes claims which consist of 14 patented mining claims in the Red Lake Division of Northern Ontario for 900,000 shares of common stock valued at $9,000 from a related third party. In May, 2006 the United States District of Nevada, ordered the third party to transfer title of the claims to the Company.
NOTE 5 EQUITY (continued)
2004-Stock issued for mining claims
In July, 2004 the Company issued 2,000 shares of common stock valued at $16,500 to Anaconda Gold for the purchase of 8 unpatented claims in the Red Lake Division of Northern Ontario. The agreement was cancelled in early 2005. The shares are non-returnable.
In August 2004, the Company issued 5,000 shares of common stock valued at $52,500 to an unrelated party as part of the purchase of the 63 patented mining claims from a related party.
In October, 2004 the Company entered into an agreement to purchase 4 unpatented claims in the Porcupine Division of Northern Ontario from an unrelated third party. The Company issued a total of 4,000 shares valued at $108,000. The shares are non-returnable. (This agreement was cancelled in 2005.)
2004-Stock issued for directors fees
In August, 2004 the Board of Directors issued itself a total of 6,000 shares of common stock valued at $42,000 for director’s fees.
2004-Stock issued for consulting services
In April 2004, the Company issued a total of 80,000 shares of common to two consultants for services. The fair market value of the common stock on the date of issuance was $2,080,000.
In July 2004, the Company issued a total of 380,000 of common stock for investor relations in Europe. The fair market value of the common stock on the date of issuance was $2,280,000.
In August 2004, the Company issued 900 shares of common stock valued at $12,000 for services.

In October 2004, the Company issued 2,913 shares of common stock valued at $58,260 for services.
2004-Stock issued for management fees
In August, 2004 the Company issued a total of 60,000 shares of common stock to the Company’s former President and 20,000 shares of common stock to the Company’s former Vice-President. The fair market value of the common stock on the date of issuance was $528,000.
NOTE 5 EQUITY (continued)
2004-Stock issued for financing fees
In July 2004, the Company issued 4,000 shares of common stock valued at $24,000 for financing fees.
2004-Stock issued for cancellation of letter of intent and services
In December 2004, the Company sold a total of 310,000 units to a related party for net proceeds of $225,000 and fees of $100,000. Each unit consisted of one share of common stock and one warrant expiring two years from the date of issuance.
2004-Sale of common stock
In August, 2004 the Company sold a total of 90,000 units for net proceeds of $225,000. Each unit consisted of one share of common stock and one $.10 warrant expiring 2 years from the date of issuance.
In August 2004, the Company sold a total of 33,000 units to 5 investors for net proceeds of $115,500. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.
In August 2004, the Company sold a total of 46,520 units to an unrelated investor for net proceeds of $687,804. Each unit consisted of one share of common stock and one $.25 warrant expiring two years from the date of issuance.
In September 2004, the Company sold a total of 46,080 units to related investors for net proceeds of $180,000. Each unit consists of one share of common stock and one $.25 warrant expiring in September 2006.
2004- Capital contribution
Capital contributions were made in 2004 for the total amount of $68,408.
2005-Sale of common stock
In November, 2005 the Company sold a total of 2,000,000 shares of common stock for net proceeds of $500,000.
NOTE 5 EQUITY (continued)
2006-Cancellation of common stock
In August 2006, as a result of the “Settlement Agreement”, July 17th, 2006, the Company recovered and was able to cancel 1,223,000 shares issued to related parties. The transaction was recorded at par value.
2006 — Stock issued for consulting services
During November 2006, 700,000 common shares were issued for consulting fees. The fair market value at time of issuance was valued at $1,575,000.
2006 — Common stock issued for services rendered
In November 2006, the Company issued 32,740 common shares for legal services and 1,062 for staking claims in the Porcupine Mining Division for a value of $43,507.
2006 — Common stock issued for directors fees
On November 1, 2006, 10,000 common shares for director’s fees were issued at fair market value of $32,500.
2006 — Common stock issued for satisfaction of debt
In November 2006, the company issued 6,567 common shares valued at $19,700 for satisfaction of debt.
2006 — Common stock issued for salary
In November 2006, 210,605 common shares were issued in lieu of salary. The fair market value at time of issuance was $684,468.
NOTE 5 EQUITY (continued)
2007 — Reverse stock split
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
2007-Issuance of common stock for directors fees
During December 2007, the Board of Directors approved the issuance of 30,000 common shares at $0.0002 per share to all directors of the Company for their services rendered and a compensation expense of $22,500 has been recorded. These shares were issued during the fourth quarter of 2007.
NOTE 6 EARNINGS PER SHARE
Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$(562,475)

Less preferred stock dividends	—

Income available to common stockholders — Basic earnings per share	(562,475)	5,646,316	$(0.10)

Effect of dilutive securities no dilutive securities	—	—	—

Income available to common stockholders — Diluted earnings per share	$(562,475)	$5,646,316	$(0.10)

NOTE 7 BUSINESS COMBINATION
On September 29, 1999, the Company and Mercantile Factoring & Credit Corp. (“MFCC”) completed their agreement to merge upon the filing of the Articles of Merger with the Secretary of State of the state of Nevada.
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
NOTE 8 INCOME TAXES
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2007.
There was no income tax expense for the year ended December 31, 2007.
The Company’s benefit differs from the “expected” benefit for the year ended December 31, 2007 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

	December 31,
	2007	2006
Computed “expected tax benefit	$(213,741)	$(157,803)
Benefit of operating loss carryforwards	—	—
Valuation allowance	213,741	157,803

Net tax benefit	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

December 31, 2007

Deferred Tax Assets

Current Deferred Tax Assets	$—
Net operating loss carryforward	3,999,575

Total gross deferred Tax Assets Less valuation allowance	$(3,999,575)

Net deferred tax assets	$—

The Company has a net operating loss carryforward of approximately $10,525,197 available to offset future taxable income through 2027.
NOTE 9 SUBSEQUENT EVENTS
On January 17 th 2008 the Board of Directors of Gilla Inc. declared a cash dividend to its common stock Shareholders of Record on February 4 th 2008 in the amount (or approximate amount in the event existing conversion rights are exercised during the notice period which may affect the per share cash distribution amount) of $0.035 per share of common stock, with a distribution date of February 15 th 2008.
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. Through the acquisition of FMC, Gilla will acquire 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele. Please see exhibit “A” attached.
Mr. Georges Fotso received $100,000 as a signing bonus on the completion of the Acquisition Agreement.
In accordance with the Acquisition Agreement, Gilla issued 21,240,184 common shares of the company to the shareholders of FMC. FMC has agreed not to participate in the cash or stock dividend for shareholders of record as of February 4, 2008.

On January 31, 2008, 544,804 common shares of the company were issued to D.R.R. Capital Corporation for consulting fees. DRR has agreed not to participate in the cash or stock dividend for shareholders of record as of February 4, 2008.
On January 31, 2008, Gilla entered into an Option Agreement with D.R.R. Capital Corporation (DRR), in which Gilla issued an option to DRR to purchase up to 544,804 common shares of Gilla at an exercise price of $0.75. The Option Agreement expires on January 31, 2010.
On January 31, 2008, Gilla issued 220,311 of common stock for termination of services
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
A. New Independent Accountants: November 28, 2005, Jewett, Schwartz, Wolfe and Associates had been engaged as the Principal Accountant to Audit the Registrant=s financial statements.
B. The change of independent accountants was approved by the Company’s Board of Directors on June 17th, 2005.
ITEM 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, we have concluded that these disclosure controls and procedures are effective.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. the company’s internal control over financial reporting is effective based on those criteria.
ITEM 9B OTHER ITEMS
Please refer to the financial statements for additional costs and expenditures and other financial information.
The Company had no production from operations for 2007. For 2007, gross revenues were $-0-. Gilla Inc. entered into a non-binding Letter of Intent on July 11, 2007 with Eastmark Limited (“Eastmark”), a private corporation, for the proposed acquisition by Gilla of a 100% interest in all mineral exploration, development and production rights to Mineral Production Sharing Agreement 190 (“MPSA 190”), located in the municipality of Barobo, in the province of Surigao del Sur, Philippines. Preliminary work has been conducted on the property by Alron Geo-Environmental Specialists, Inc. of Cebu City, Philippines. At the end of October 2007, the company having not been able to conduct satisfactory due diligence on MPSA 190, cancelled its LOI.
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION

Georges Benarroch	61	President/Chief Financial Officer/Director

Linda Kent	52	Corporate Secretary & Treasurer Director

Jean Jacques Treyvaud	69	Director
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
Jean Jacques Treyvaud/Director: Mr. Treyvaud is a specialist in financial engineering, corporate finance, and investor relations. From 1989 to present, he has been a Private Consultant to many European and Middle Eastern clients in the financial engineering, corporate finance, investor relations and portfolio management. From 1985-1989, he was the Senior Vice-President, Capital Market Group for the Banque Indosuez, Geneva. In the Capital Market Group, Banque Indosuez he was responsible for international financing, syndication and retailing of new issues. From 1983-1985, he was a Vice President—Capital Group at Chemical Bank (Switzerland) S.A. From 1978 to 1983 he was Vice President—Underwriting Guaranties Group at Banque Paribas Suisse, Geneva. From 1964 to 1977 he worked in various Departments of Government of Canada
In 1958, he received a certificate in Geology from McGill University, Montreal, and attended the University of Montreal in the Department of Social Economy from 1957 to 1960. Mr. Treyvaud did his postgraduate studies at the University of Carleton, from 1967 to 1970. He also completed the registered representative course in 1977, and was a Lecturer in International Finance at the Universite du Quebec in 1972.

On January 31, 2008, Jean-Jacques Treyvaud and Linda Kent resigned as Directors of the Company.
On January 31, 2008, the Board of Directors elected Georges Fotso and David Robinson to join the Board of Directors to fill the vacancies created by the foregoing resignations.
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
E) AUDIT COMMITTEE
The Audit Committee has the responsibility of (i) recommending the selection of our independent public accountants, (ii) reviewing and approving the scope of the independent public accountants’ audit activity and extent of non-audit services, (iii) reviewing with management and our independent public accountants the adequacy of our accounting system and the effectiveness of our internal audit plan and activities, (iv) reviewing with management and our independent public accountants the financial statements and exercising general oversight of the financial reporting process and (v) reviewing with us litigation and other legal matters that may affect our financial condition, and monitoring compliance with our business ethics and other policies.
The Audit Committee is composed of Jean Jacques Treyvaud, Linda Kent, Georges Benarroch. The Audit Committee did not meet in 2007. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.
ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the compensation for the fiscal year ended December 31, 2007 payable/paid to Georges Benarroch the Company=s President/Director, Linda Kent the Company=s Corporate Secretary Treasurer, and the following Directors.

	Salary	Restricted Stock	All Other Compensation
2007	In CDN Funds	(4&5)	In CDN Funds
Georges Benarroch (1)	$80,000	10,000	—
Linda Kent	$65,000	10,000	—
Jeans Jacques Treyvaud	—	10,000	—

OPTIONS/SAR GRANTS TABLE
In December, the Board of Directors approved the issuance of 30,000 common shares at $0.0002 per share to all directors of the Company for their services rendered and a compensation expense of $22,500 has been recorded.
There were no options granted to employees and no grants to key employees in fiscal year 2007.
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
Three directors received 10,000 common shares each for services during fiscal years 2007. Four directors received 100,000 common shares each for 2006.
None of the directors or senior officers of Osprey and no associate of any of the directors or senior officers of Osprey was indebted to the Company during the financial period ended December 31, 2007 of Osprey other than for routine indebtedness.
EMPLOYMENT CONTRACTS
None
REPORT ON REPRICING OF OPTIONS/SARS
None
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuer=s voting securities.

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class
Common	Credifinance Capital Corp. (2)	1,549,752	27%
Common	Finance Research & Development (FRD) Trust (3)	1,185,764	21%

(1)	Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Corp.

(2)	Finance Research & Development (FRD) Trust owns all of the outstanding shares of Credifinance Capital Corp.

B) SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class
Common	Linda Kent/Corporate Secretary Treasurer Director	487,100	8%
Common	Georges Benarroch (1)	2,030,852	36%

(1)	Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Corp.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Detail of related party transactions are described in note 4 & 5 of the Financial Statements.
(B) TRANSACTIONS WITH PROMOTERS
Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 1,549,752 common shares representing 27.3% of issued shares.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett, Schwartz, Wolfe and Associates. (“Jewett”) as our independent auditors for the fiscal year ending December 31, 2007.
(1) Audit Fees
Jewett, Schwartz, Wolfe and Associates, Independent Registered Public Accounting firm billed an aggregate of $25,000 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended December 31, 2007 included in our annual report on Form 10-K and review of our interim financial statements included in our quarterly reports on Form 10-SB.
(2) Audit Related Fees
No other professional services were rendered by Jewett, Schwartz, Wolfe and Associates for audit related services rendered during the fiscal year ended December 31, 2007, in connection with, among other things, the preparation of a Registration Statement on Form 10-SB.
(3) Tax Fees
No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal year ended December 31,2007.
The Company hired Mcarney Greenwood to file there Canadian Tax returns for 2003, 2004, 2005 and 2006.
(4) All Other Fees
Not applicable.
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Date	Item(s)

2006-01-19	5.02
2006-02-08	8.01, 9.01
2006-10-05	2.01, 5.02, 8.01, 9.1
2006-12-29	3.02
2007-02-01	3.01
2007-03-
(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	*Articles of Incorporation of Osprey Gold Corp.

3(i)(b)	*Articles of Amendment changing name to Osprey Gold Corp.

3(ii)	*Bylaws of Osprey Gold Corp.

31.1	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference filed as form 10SB

(B) CODE OF ETHICS
Gilla Inc. will conduct its business honestly and ethically wherever we operate in the world. We will constantly improve the quality of our services, products and operations and will create a reputation for honesty, fairness, respect, responsibility, and integrity, trust and sound business judgment. No illegal or unethical conduct on the part of officers, directors, employees or affiliates is in the company’s best interest. Gilla Inc. will not compromise its principles for short-term advantage. The ethical performance of this company is the sum of the ethics of the men and women who work here. Thus, we are all expected to adhere to high standards of personal integrity.
Officers, directors, and employees of the company must never permit their personal interests to conflict, or appear to conflict, with the interests of the company, its clients or affiliates. Officers, directors and employees must be particularly careful to avoid representing Gilla Inc. in any transaction with others with whom there is any outside business affiliation or relationship. Officers, directors, and employees shall avoid using their company contacts to advance their private business or personal interests at the expense of the company, its clients or affiliates.
No bribes, kickbacks or other similar remuneration or consideration shall be given to any person or organization in order to attract or influence business activity. Officers, directors and employees shall avoid gifts, gratuities, fees, bonuses or excessive entertainment, in order to attract or influence business activity.
Officers, directors and employees of Gilla Inc. will often come into contact with, or have possession of, proprietary, confidential or business-sensitive information and must take appropriate steps to assure that such information is strictly safeguarded. This information - whether it is on behalf of our company or any of our clients or affiliates — could include strategic business plans, operating results, marketing strategies, customer lists, personnel records, upcoming acquisitions and divestitures, new investments, and manufacturing costs, processes and methods. Proprietary, confidential and sensitive business information about this company, other companies, individuals and entities should be treated with sensitivity and discretion and only be disseminated on a need-to-know basis.
Misuse of material inside information in connection with trading in the company’s securities can expose an individual to civil liability and penalties. Directors, officers, and employees in possession of material information not available to the public are “insiders”. Spouses, friends, suppliers, brokers, and others outside the company who may have acquired the information directly or indirectly from a director, officer or employee are also “insiders.” The Act prohibits insiders from trading in, or recommending the sale or purchase of, the company’s securities, while such inside information is regarded as “material”, or if it is important enough to influence you or any other person in the purchase or sale of securities of any company with which we do business, which could be affected by the inside information.
The following guidelines should be followed in dealing with inside information:
Until the company has publicly released the material information, an employee must not disclose it to anyone except those within the company whose positions require use of the information.
Employees must not buy or sell the company’s securities when they have knowledge of material information concerning the company until it has been disclosed to the public and the public has had sufficient time to absorb the information.
Employees shall not buy or sell securities of another corporation, the value of which is likely to be affected by an action by the company of which the employee is aware and which has not been publicly disclosed.
Officers, directors and employees will seek to report all information accurately and honestly, and as otherwise required by applicable reporting requirements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 15 2007 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY INCITATIONS)
By:	/s/ Georges Benarroch
Georges Benarroch, President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	March 15, 2008