Form 10-Q
period 2008-03-31
GILLA INC.
filed 2008-05-20
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 000-28107
GILLA INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0335710 (I.R.S. Employer Identification Number)

112 North Curry Street, Carson City, NV (Address of Principal Executive Offices)	89703 (Zip Code)
Registrant’s telephone number, including area code (416) 884-8807
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, .0002 PAR VALUE PER SHARE
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$192,234	$670,142
Prepaid	6,459	—
Other receivable	5,095	3,970

TOTAL CURRENT ASSETS	203,788	674,112

NON CURRENT ASSETS
Mining rights	12,744,110	—
Mining camp	50,000	50,000

TOTAL NON CURRENT ASSETS	12,794,110	50,000

TOTAL ASSETS	$12,997,898	$724,112

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$55,456	$6,731
Accrued expenses	4,305	4,158

TOTAL LIABILITIES	59,761	10,889

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, .0002 par value, 300,000,000 shares authorized; 5,676,069 and 5,646,069 shares issued and outstanding, respectively	5,556	1,135
Additional paid in capital	24,514,602	11,237,285
Accumulated other comprehensive loss	787	—
Accumulated deficit	(11,582,808)	(10,525,197)

TOTAL SHAREHOLDERS’ DEFICIT	12,938,137	713,223

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$12,997,898	$724,112

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 28, 1995
	For the Three Months		For the Period From
	March 31,		(Inception) to
	2008	2007	March 31, 2008

REVENUES	$—	$—	$—

TOTAL REVENUES	—	—	—

EXPENSES:
Exploration cost	—	—	1,615,472
General and administrative	1,056,159	158,311	14,079,203

TOTAL OPERATING EXPENSES	1,056,159	158,311	15,694,675

NET LOSS FROM OPERATIONS	(1,056,159)	(158,311)	(15,694,675)

OTHER INCOME (EXPENSES)
Interest income	—	(3,145)	40,517
Interest expense	—	13,233	(3,277)
Gain on sale of mining properties	—	—	2,100,000
Gain (loss) on foreign exchange rate transactions	(2,239)	(352)	148,849
Gain of forgiveness of debt	—	134,756	1,824,991

TOTAL OTHER EXPENSES	(2,239)	144,492	4,111,080

NET LOSS	$(1,058,398)	$(13,819)	$(11,583,595)

Comprehensive Loss
Foreign currency translation loss	787	—	787

Total Comprehensive Loss	$(1,057,611)	$(13,819)	$(11,582,808)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	20,221,256	5,646,069	25,763,675

EARNINGS (LOSS) PER COMMON SHARES- BASIC AND DILUTED	$(0.05)	$(0.00)	$(0.45)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Three Months Endend		March 28, 1995
	March 31		(Inception) to
	2008	2007	March 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	$(1,058,398)	$(13,819)	$(11,583,595)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock compensation	778,415	—	9,883,718
(Increase) decrease in assets:
Prepaid	(6,459)	—	(6,459)
Other receivable	(1,125)	(5,573)	(5,095)
Increase(decrease) in current liabilities
Accounts payable	48,725	(129,472)	430,271
Accrued expenses	147	(36,689)	4,303

Net cash provided by (used in) operating activities	(238,695)	(185,553)	(1,276,857)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	—	—	1,708,304

CASH FLOW FROM INVESTING ACTIVITIES
Dividends	(240,000)	—	(240,000)
Restricted cash	—	(13,233)	—

Net cash used in investing activities	(240,000)	(13,233)	(240,000)

Effect of Exchange Rate on Cash	787	—	787

Net Increase (decrease) in cash	(477,908)	(198,786)	192,234

Cash and cash equivalents at beginning of period	670,142	335,594	—

Cash and cash equivalents at end of period	$192,234	$136,808	$192,234

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	—	—	—

Taxes	—	—	—

In January 2008 the company issued 21,240,184 valued at $12,774,110 for the purchase of mining rights
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
During the year ended December 31, 2007, the Company formed two wholly owned subsidiaries, Geolyndar, Inc. and Polar Bear Mining Co.
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. FMC is a private Cameroon company incorporated in 2006 for the specific purpose to hold the two mining exploration permits. FMC has not had any other activity.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc., Geolyndar, Inc., Polar Bear Mining Corp, and Free Mining Company S.A. All material intercompany transactions have been eliminated.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Interim Reporting
While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2007 audited annual financial statements of Gilla Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual audited financial statements.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.
Going Concern
As reflected in the accompanying financial statements, the Company’s recurring losses from operations, $1,058,398 and $13,819 for the three months ended March 31, 2008 and 2007, respectively and net cash used in operations of $238,694 and $185,553 for the three months ended March 31, 2008 and 2007, respectively; a shareholders equity of $12,938,135 and an accumulated deficit of $11,582,808 at March 31, 2008, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Recent accounting pronouncements
Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.
NOTE 3 — MINING RIGHTS
Through the acquisition of FMC, GIlla, Inc. acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele. The balance of mining rights on the Company’s balance sheet at March 31, 2008 is $12,744,110.

NOTE 4 — EQUITY
In accordance with the Acquisition Agreement, Gilla issued 21,240,184 common shares of the company to the shareholders of FMC, on January 31, 2008 valued at $12,744,110.
On January 31, 2008, the Company issued 200,000 shares with a fair value per share of $0.60 for a total value of $120,000 to related parties for director fees.
The Company issued 100,000 shares valued at $0.60 per share for a total fair value of $60,000 to a related party for management fees on January 31, 2008.
On January 31, 2008, the Company issued 20,331 shares for consulting fees to a related party valued at $0.60 per share for a total fair value of $12,198.
On January 31, 2008, 544,804 common shares of the company were issued to D.R.R. Capital Corporation for consulting fees at a fair value per share of $0.60 per share for a total value of $326,882. DRR has agreed not to participate in the cash or stock dividend for shareholders of record as of February 4, 2008.
On January 31, 2008, Gilla entered into an Option Agreement with D.R.R. Capital Corporation (DRR), in which Gilla issued an option to DRR to purchase up to 544,804 common shares of Gilla at an exercise price of $0.75. The Option Agreement expires on January 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. Through the acquisition of FMC, Gilla will acquire 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele
OVERVIEW
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
GOLD EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE
     Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold explorations, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:
•	the identification of potential gold mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $670,142, other receivable of $3,970 and current liabilities of $10,889. The Company’s net losses to date are $11,582,808.
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
OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:
     Credifinance Capital Corp. owned approximately 5% of our common stock; Finance Research & Development (FRD) Trust owned approximately 4% as of March 31, 2008. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED March 31, 2008
     The Registrant conducted no actual mining operation during the quarter ended March 31, 2008. As such, it had no revenues as described in the financial statements, attached hereto.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2008 we had $192,234 in cash. We anticipate total expenditures for year 2008 for general and administrative and legal expenses to be approximately $1,500,000. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of March 31, 2008, the Company had current assets of $203,788 compared to current liabilities of $59,761 resulting in a working capital of$199,027.

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
PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-KSB for December 31st, 2007
ITEM 2. CHANGES IN SECURITIES
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

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	April 29, 2008