Form 10-Q
period 2008-06-30
GILLA INC.
filed 2008-08-13
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$86,552	$670,142
Other receivable	4,464	3,970
Prepaid expenses	4,000	—

TOTAL CURRENT ASSETS	95,015	674,112

NON CURRENT ASSETS
Mining rights	12,744,110	—
Mining Camp	—	50,000

TOTAL NON CURRENT ASSETS	12,744,110	50,000

TOTAL ASSETS	$12,839,126	$724,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$16,331	$6,731
Accrued expenses	9,277	4,158

TOTAL LIABILITIES	25,608	10,889

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, .0002 par value, 300,000,000 shares authorized; 27,781,388 shares issued and outstanding, June 30, 2008; and 5,646,069 shares issued and outstanding at December 31, 2007	5,556	1,135
Additional paid in capital	24,777,692	11,237,285
Accumulated deficit	(11,969,730)	(10,525,197)

TOTAL SHAREHOLDERS’ EQUITY	12,813,518	713,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,839,126	$724,112

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					March 28, 1995
	For the Quarter Ended		For the Six Months Ended		For the Period From
	June 30		June 30		(Inception) to
	2008	2007	2008	2007	June 30, 2008
REVENUES	$—	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—	—

EXPENSES:
Exploration cost	—	2,578	44,650	2,578	1,660,122
General and administrative	401,990	193,341	1,143,854	351,652	14,166,898

TOTAL OPERATING EXPENSES	401,990	195,919	1,188,504	354,230	15,827,020

NET LOSS FROM OPERATIONS	(401,990)	(195,919)	(1,188,504)	(354,230)	(15,827,020)

OTHER INCOME (EXPENSES)
Interest expense	—	(132)	—	(3,277)	(3,277)
Interest income	—	13,713	—	26,946	40,517

Bad Debt (Write Off)	—	—	(13,793)	—	(13,793)
Gain on sale of mining properties	—	—	—		2,100,000
Gain (loss) on foreign exchange rate transactions	10	(2,280)	(2,236)	(2,632)	148,852
Gain on forgiveness of debt	—	32,797	—	167,553	1,824,991

TOTAL OTHER EXPENSES	10	44,098	(16,029)	188,590	4,097,290

NET INCOME (LOSS)	$(401,980)	$(151,821)	$(1,204,533)	$(165,640)	$(11,729,730)

COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income	—	—	—	—	—
Dividend Paid	—	—	(240,000)	—	(240,000)
Foreign currency translation gain	—	$—	$—	$—	$—

TOTAL COMPREHENSIVE LOSS	(401,980)	(151,821)	(1,444,533)	(165,640)	(11,969,730)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	24,016,196	5,532,106	24,016,196	5,532,106	7,104,198

EARNINGS (LOSS) PER COMMON SHARES- BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.06)	$(0.03)	$(1.68)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Six Months Ended		March 28, 1995
	June 30,		(Inception) to
	2008	2007	June 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	(1,444,533)	$(165,641)	$(11,969,730)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock compensation	1,013,972	—	10,119,275
(Increase) in assets:
Other receivable	76,253	(41,411)	72,283
Prepaid expenses	(4,000)	—	(4,000)
Increase (decrease) in current liabilities:
Accounts payable	9,600	(44,782)	391,146
Accrued expenses	5,119	(51,760)	9,275

Net cash used in operating activities	(343,590)	(303,594)	(1,381,752)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid	(240,000)	—	(240,000)
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	(240,000)	—	1,468,304

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	—	(26,946)	—

Net cash provided by investing activities	—	(26,946)	—

Effect of exchange rate on cash	—	—	—

Net increase (decrease) in cash	(583,589)	(330,540)	86,552

Cash and cash equivalents at beginning of period	670,142	335,594	—

Cash and cash equivalents at end of period	$86,552	$5,054	$86,552

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$—	$—

Non-Cash Investing and Financing Transactions:
Acquisition of FMC and mining rights	$12,744,110	$—	$12,744,110

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
During the year ended December 31, 2007, the Company formed two wholly owned subsidiaries, Geolyndar, Inc. and Polar Bear Mining Co. which were disposed off prior to the acquisition of Free Mining Company S.A. (“FMC”) in conjunction with the cash dividend distributed on February 04,2008 to the Gilla shareholders of record prior to January 31,2008
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. FMC is a private Cameroon company incorporated in 2006 for the specific purpose to hold the two mining exploration permits. FMC has not had any prior other activity.
On May 15,2008 Gilla Inc. received the two NI-43101 compliant reports prepared by Christian Derosier, Geologue Conseil Inc. of Quebec, Canada. Each report relates to the two exploration permits for rutile titanium secured through Gilla’s acquisition of Free Mining Company in Cameroon and recommends a scope of work of each property over their 3 years (renewable) term.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc., and Free Mining Company S.A. All material intercompany transactions have been eliminated.
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
Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.
Going Concern

As reflected in the accompanying financial statements, the Company’s recurring losses from operations, $1,188,504 and $354,230 for the six months ended June 30, 2008 and 2007, respectively and net cash used in operations of $343,590 and $303,594 for the six months ended June 30, 2008 and 2007, respectively; a shareholders equity of $12,813,518 and an accumulated deficit of $11,969,730 at June 30, 2008, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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
Management’s Plans
The Company is currently exploring different options in order to raise capital and maximize shareholders’ investments.
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
Recent accounting pronouncements
Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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
NOTE 3 — MINING RIGHTS
Through the acquisition of FMC, Gilla, Inc. acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele. Management has determined the fair value of the mining rights at March 31, 2008 to be $12,744,110.
NOTE 4 — EQUITY
In accordance with the Acquisition Agreement, Gilla issued 21,240,184 common shares of the company to the shareholders of FMC, on January 31, 2008 with a fair value per share of $0.60 for a total value of $12,744,110. The shareholders of FMC have agreed not to participate in the cash dividend set aside for the shareholders of record as of February 04, 2008.
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
On January 31, 2008, 544,804 common shares of the company were issued to D.R.R. Capital Corporation for consulting fees at a fair value per share of $0.60 per share for a total value of $326,882. DRR has agreed not to participate in the cash dividend set aside for the shareholders of record as of February 04, 2008.
On January 31, 2008, Gilla entered into an Option Agreement with D.R.R. Capital Corporation (DRR), in which Gilla issued an option to DRR to purchase up to 544,804 common shares of Gilla at an exercise price of $0.75 the Company record an expense of $281,636. The Option Agreement expires on January 31, 2010. , The Company estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions 142%volatility, two year life, zero dividend yield, and risk-free interest rate of 2.17%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. Through the acquisition of FMC, Gilla will acquire 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele
On November 27,2008 Donabo Inc. took over the lease of the Camp in Ontario from Gilla which was costing a $5,000 annual leasing fee to the Government of Ontario and was costing maintenance as well as insurance expenses.
On May 15,2008 Gilla Inc. received the two NI-43101 compliant reports prepared by Christian Derosier, Geologue Conseil Inc. of Quebec, Canada. Each report relates to the two exploration permits for rutile titanium secured through Gilla’s acquisition of Free Mining Company in Cameroon. Each reports recommends expenditures for the properties covered under 3 years (renewable) permits.
OVERVIEW
     The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing precious metals and/or other strategic minerals that are located in Canada. In October 2006, the Company sold all the mining claims in the Porcupine Mining Divisions in Ontario, Canada, to a private company, Coldrock Resources Inc.
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
MINERAL EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE
     Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold explorations, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of June 30, 2008, the Company has current assets in the form of cash of $86,552, prepaid of $4.000, other receivable of

$4,464 and current liabilities of$ 25,608. The Company’s net losses to date are $11,969,730.
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
WE ARE DEPENDENT ON KEY PERSONNEL, THEIR LOSS MAY HAVE AN ADVERSE EFFECT
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
OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:
     Free Mining Company S.A.’s Shareholders owned approximately 76.5% of our common stock; as of June 30, 2008. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.
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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED June 30, 2008
     The Registrant conducted no actual mining operation during the quarter ended June 30, 2008. As such, it had no revenues as described in the financial statements, attached hereto.
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 we had $86,552 in cash. We anticipate total expenditures for year 2008 for general and administrative and legal expenses to be approximately $200,000. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of June 30, 2008, the Company had current assets of $95,015 compared to current liabilities of $25,608 resulting in a working capital of $69,407.

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
In accordance with the Acquisition Agreement, Gilla issued 21,240,184 common shares of the company to the shareholders of FMC, on January 31, 2008 in exchange for mining rights with a fair value of $12,744,110.
On January 31, 2008, the Company issued 200,000 shares with a fair value per share of $0.60 for a total value of $120,000 to related parties for director fees.
The Company issued 100,000 shares valued at $0.60 per share for a total fair value of $60,000 to a related party for management fees on January 31, 2008.
On January 31, 2008, the Company issued 565,135 shares for consulting fees to a related party valued at $0.60 per share for a total fair value of $339,081.
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

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	August 14, 2008