Form 10-Q
period 2008-09-30
GILLA INC.
filed 2008-11-12
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
27,781,388 Common Shares-$0.0002 Par Value as of November 12, 2008

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$44,373	$670,142
Other receivable	4,493	3,970
Prepaid expenses	1,221	—

TOTAL CURRENT ASSETS	50,087	674,112

NON CURRENT ASSETS
Mining rights	12,744,110	—
Mining camp	—	50,000

TOTAL NON CURRENT ASSETS	12,744,110	50,000

TOTAL ASSETS	$12,794,197	$724,112

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,094	$6,731
Accrued expenses	3,941	4,158

TOTAL LIABILITIES	7,035	10,889

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, .0002 par value, 300,000,000 shares authorized; 27,781,388 shares issued and outstanding, September 30, 2008; and 5,646,069 shares issued and outstanding at December 31, 2007	5,556	1,135
Additional paid in capital	24,537,692	11,237,285
Accumulated deficit	(11,756,086)	(10,525,197)

TOTAL SHAREHOLDERS’ EQUITY	12,787,162	713,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,794,197	$724,112

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period From
	For the Three Months Ended		For the Nine Months Ended		March 28, 1995
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

REVENUES	$—	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—	—

EXPENSES:
Exploration cost	—	2,338	44,650	4,916	1,660,122
General and administrative	26,159	211,423	1,120,012	563,075	14,143,056

TOTAL OPERATING EXPENSES	26,159	213,761	1,164,662	567,991	15,803,178

NET LOSS FROM OPERATIONS	(26,159)	(213,761)	(1,164,662)	(567,991)	(15,803,178)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	—	—	(50,000)		(50,000)
Gain on sale of mining properties	—	—	—	—	2,100,000
Gain on forgiveness of debt	—	—	—	167,553	1,824,991
Bad debt (write off)	(81)	—	(13,874)	—	(13,874)
Gain (loss) on foreign exchange rate transactions	(117)	(6,235)	(2,353)	(8,867)	148,735
Interest income	—	4,958	—	31,904	40,517
Interest expense	—	—	—	(3,277)	(3,277)

TOTAL OTHER EXPENSES	(198)	(1,277)	(66,227)	187,313	4,047,092

NET LOSS	$(26,357)	$(215,038)	$(1,230,889)	$(380,678)	$(11,756,086)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	27,781,388	5,646,069	25,280,421	5,646,069

EARNINGS (LOSS) PER COMMON SHARES- BASIC AND DILUTED	$(0.00)	$(0.04)	$(0.05)	$(0.07)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

			For the Period From
	For the Nine Months Ended		March 28, 1995
	September 30,		(Inception) to
	2008	2007	September 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	$(1,230,889)	$(380,678)	$(11,756,086)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock compensation	800,718	—	9,906,021
(Increase) in assets:
Other receivable	(523)	1,728	(4,494)
Prepaid expenses	(1,221)	(8,293)	(1,221)
Mining camp	50,000	—	50,000
Increase (decrease) in current liabilities:
Accounts payable	(3,637)	(130,503)	377,909
Accrued expenses	(217)	(51,480)	3,940

Net cash used in operating activities	(385,769)	(569,226)	(1,423,931)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid	(240,000)	—	(240,000)
Sale of common stock	—	—	1,708,304

Net cash provided by financing activities	(240,000)	—	1,468,304

CASH FLOW FROM INVESTING ACTIVITIES

Restricted cash	—	1,058,613	—

Net cash provided by investing activities	—	1,058,613	—

Net increase (decrease) in cash	(625,769)	489,387	44,373

Cash and cash equivalents at beginning of period	670,142	335,594	—

Cash and cash equivalents at end of period	$44,373	$824,981	$44,373

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$—	$—

Non-Cash Investing and Financing Transactions:
Acquisition of FMC and mining rights	$12,744,110	$—	$12,744,110

The accompanying notes are an integral part of these financial statements

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
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
During the year ended December 31, 2007, the Company formed two wholly owned subsidiaries, Geolyndar, Inc. and Polar Bear Mining Co. which were disposed of prior to the acquisition of Free Mining Company S.A. (“FMC”) in conjunction with the cash dividend distributed on February 4, 2008 to the Gilla shareholders of record prior to January 31, 2008.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and Free Mining Company S.A. All material intercompany transactions have been eliminated.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Interim Reporting
While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2007 audited annual financial statements of Gilla Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual audited financial statements.
Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.
Going Concern
As reflected in the accompanying financial statements, the Company has had recurring losses. The Company’s net loss was $1,230,889 and $380,628 for the nine months ended September 30, 2008 and 2007, respectively and net cash used in operations of $385,769 and $569,226 for the nine months ended September 30, 2008 and 2007, respectively; a shareholders equity of $12,787,162 and an accumulated deficit of $11,756,086 at September 30, 2008, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
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
Recent accounting pronouncements
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF No. 07-5). EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF No. 07-5 on its consolidated financial position and results of operations.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for the Company as of April 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.
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

NOTE 3 — MINING RIGHTS
Through the acquisition of FMC, Gilla, Inc. acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele. Management has determined the fair value of the mining rights at September 30, 2008 to be $12,744,110.
NOTE 4 — EQUITY
In accordance with the Acquisition Agreement, Gilla issued 21,240,184 common shares of the company to the shareholders of FMC, on January 31, 2008 with a fair value per share of $0.60 for a total value of $12,744,110. The shareholders of FMC have agreed not to participate in the $240,000 cash dividend set aside for the shareholders of record as of February 04, 2008.
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
On January 31, 2008, Gilla entered into an Option Agreement with D.R.R. Capital Corporation (DRR), in which Gilla issued an option to DRR to purchase up to 544,804 common shares of Gilla at an exercise price of $0.75 the Company record an expense of $281,636. The Option Agreement expires on January 31, 2010. , The Company estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions 142% volatility, two year life, zero dividend yield, and risk-free interest rate of 2.17%.
NOTE 5 — SUBSEQUENT EVENTS
Gilla has entered into a definitive agreement effective October 3, 2008 to acquire all the shares of Terra Merchant Resources Corporation (“Terra”), a private company incorporated in Ontario, Canada. Terra’s only asset is gold mining rights in Angola.
The main terms of the agreement provide for each Terra shareholder to receive 1 share of Gilla common stock together with one warrant for one half of one Gilla common stock exercisable for 6 months at $0.60 per common share. Gilla will issue a maximum of 10,000,000 common shares, plus up to 5,000,000 common shares from the exercise of warrants, for a total of not more than 15,000,000 new common shares.
On October 8, 2008, Gilla completed a private placement of Gilla shares, offered at $0.30 per share, for total proceeds of $275,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. Through the acquisition of FMC, Gilla has acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele
On May 15, 2008 Gilla Inc. received the two NI-43101 compliant reports prepared by Christian Derosier, Geologue Conseil Inc. of Quebec, Canada. Each report relates to the two exploration permits for rutile titanium secured through Gilla’s acquisition of Free Mining Company in Cameroon. Each reports recommends expenditures for the properties covered under 3 years (renewable) permits.
In September 2008 Geolyndar a subsidiary of Gilla purchased the Ontario camp from the Ministry of Natural Resources for a cost of $15,750, ending the lease previously paid by Donabo Inc.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of September 30, 2008, the Company has current assets in the form of cash of $44,373, prepaid of $1,221, other receivable of $4,493 and current liabilities of $7,035. The Company’s net losses to date are $11,756,086

     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
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
PENNY STOCK REGULATION EFFECT OUR STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR STOCK
     Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealers make a special written determination that the penny stock is a suitable investment for the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rule. Our securities will be subject to the penny stock rules, and investors may find it more difficult to sell their securities

OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:
     Free Mining Company S.A.’s Shareholders owned approximately 76.5% of our common stock; as of September 30, 2008. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.
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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED September 30, 2008
     The Registrant conducted no actual mining operation during the quarter ended September 30, 2008. As such, it had no revenues as described in the financial statements, attached hereto.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2008 we had $44,373 in cash. We anticipate total expenditures for year 2008 for general and administrative and legal expenses to be approximately $200,000. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of September, 2008, the Company had current assets of $50,087 compared to current liabilities of $7,035 resulting in a working capital of $43,052.

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
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2 and Item 5

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2008 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)
By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	November 12, 2008