Form 10-Q/A
period 2008-09-30
GILLA INC.
filed 2008-12-01
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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
27,781,388 Common Shares-$0.0002 Par Value as of November 12, 2008
This amendment on form 10-Q/A amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 which was originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2008. The purpose of this amendment is to include Exhibit 31.1 and Exhibit 31.2, Certifications under 302 of the Sarbanes Oxley Act of 2002, and Exhibit 32.1 Certification pursuant to 18 USC Section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.