Form 10-K
period 2008-12-31
GILLA INC.
filed 2009-03-31
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Common Shares, Preferred Shares
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☑	No ☐
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
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2008, was approximately $17,447,442, based on the average bid and asked prices on such date of $0.74. The registrant does not have any non-voting equities.
The Registrant had 38,898,055 shares of common stock, .0002 par value per share, outstanding on March 20, 2009

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

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
We have specialized in acquiring and consolidating large, exploration-stage properties with near-term production potential and future growth through exploration discoveries. Our acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Africa.
Business of Issuer
The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis has been focused on properties containing gold and other strategic minerals that are located in Africa.
The Company has 1 full time, and 2 part-time employees.
MANAGEMENT RISKS
Management of the Company consists of Georges Benarroch/President and Chief Financial Officer, Daniel Barrette Chief Operating Officer. There is only one full-time employee of the Company. Consequently, management of the Company has historically relied upon, and will continue to rely upon for the foreseeable future, the employment of outside consultants and independent contractors such as attorneys, accountants, geologists, petroleum engineers, financial advisors, and others to assist management in conducting the business affairs of the Company. The President and directors of the Company have other business interests in which they devote their primary attention or a substantial portion of their time and they are expected to continue to do so for the foreseeable future. As a result, there are at least potential conflicts of interest which may arise because of such other commitments. Any such conflicts, however, have been and are expected to be resolved through the exercise of sound business judgment by such individuals consistent with their fiduciary duties to the Company.

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
Of the currently issued and outstanding shares of common stock of the Company, approximately 25,062,803 shares (approximately 64% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only three individuals. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.
The majority of the Company’s authorized but un-issued common stock remains un-issued. The board of directors of the Company has authority to issue such un-issued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.
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
POLITICAL RISKS
Political unrest or changes in Cameroon or Angola or nearby countries could interfere with our operating or financing activities.
The political risk in sub-Saharan Africa is significant. Gilla’s rights to explore and develop mineral deposits in Cameroon and Angola are always subject to the continued political stability of the respective government’s. Political unrest or upheaval in adjoining countries could adversely affect our mining and development activities, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, Gilla may not be able to finance or operate the Cameroon or Angola Properties at all if future state or regional political upheavals occur.
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
Identification of potential gold and probable uncertainties, we cannot assure you that current and future exploration programs will have mineralization based on superficial analysis. Quality of our management, and our geological and reserves, and to develop and construct mining and processing facilities.
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
Through December 31, 2008, the Company has generated no revenues from operations.
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
ITEM 2.  PROPERTIES
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares to the shareholders of FMC. Through the acquisition of FMC, Gilla will acquire 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele.
On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets in exchange for 10 million Common Shares of Gilla and 5,000,000 Purchase Warrants for Common Shares of Gilla. 10 million Gilla Common Shares, have been issued “in trust” pending completion of a $200,000 Private Placement at $0.30 per share by Terra shareholders to close by November 31, 2008 (“the Terra Private Placement”). Upon closing the Terra Private Placement, Terra shareholders will receive 5,000,000 Common Share Purchase Warrants exercisable until May 30, 2009 at $0.60 per Common Share. If the Terra Private Placement does not close, Terra shareholders will receive only 9,200,000 Common Shares of Gilla, and no warrants. On December 18, 2008 9.2 million shares of Gilla Inc. were issued to Terra shareholders.

By acquiring Terra, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola.
The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to a related party, at the rate of $3,000 (US) monthly, which includes rent, and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.
The Company owns no investments.
ITEM 3.  LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-KSB for December 31, 2007 except the following:
Shawn Ruddy under the name of RM Communications has commenced an action alleging a breach of contract against Gilla, Linda Kent and Netnation Communications Inc. Claims against Gilla and Kent in the sum of $36,000 and delivery of 750,000 warrants with a 3 year expiration for unrestricted common shares of Gilla, dated November 2004, Priced at $0.05 each. In addition they are asking for pre-judgment and post-judgment interest and costs. Gilla and Kent have counterclaimed for damages for conspiracy against Ruddy and others, and seek an injunction of $1 million in damages. Discovery is complete, and the case will proceed to trial, however no hearing date has been set.
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

2008	HIGH	LOW
First Quarter	$1.25	$0.51
Second Quarter	$0.95	$0.53
Third Quarter	$0.95	$0.37
Fourth Quarter	$0.52	$0.25
On December 31, 2008, the closing price of our common stock as reported on the OTCBB was $0.45 per share. On December 31, 2008, we had in excess of 616 beneficial stockholders of our common stock and 38,899,953 shares of our common stock were issued and outstanding.
DIVIDENDS
On January 17, 2008 the Board of Directors of Gilla Inc. declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008.
RECENT SALES OF UNREGISTERED SECURITIES
In 2008, the Company issued the following shares:
On January 31, 2008, Gilla Inc. entered into an agreement (“Acquisition Agreement”) with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC. Through the acquisition of FMC, Gilla will acquire 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele..
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

On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets in exchange for 10 million Common Shares of Gilla and 5,000,000 Purchase Warrants for Common Shares of Gilla. 10 million Gilla Common Shares, have been issued “in trust” pending completion of a $200,000 Private Placement at $0.30 per share by Terra shareholders to close by November 31, 2008 (“the Terra Private Placement”). Upon closing the Terra Private Placement, Terra shareholders will receive 5,000,000 Common Share Purchase Warrants exercisable until May 30, 2009 at $0.60 per Common Share. If the Terra Private Placement does not close, Terra shareholders will receive only 9,200,000 Common Shares of Gilla, and no warrants. On December 18, 2008 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola.
On October 29, 2008 1,000,000 Common Shares of the company were issued to Credifinance Capital Corporation as a fee.
In October 2008, the Company sold a total of 916,667 shares of common stock for net proceeds of $275,000.

ITEM 6.  Selected Financial Data.
Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended December 31,
	2008	2007
Revenues	—	—
Net Loss	$(2,248,898)	$(562,475)
Earning Loss Per Share	$(0.08)	$(0.10)
Total assets	$17,582,217	$724,112
Total liabilities	$7,293	$10,889
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
In 2008 Gilla added to its management, allowing Gilla to increase its focus on further developing existing properties and acquiring new properties.
On January 31, 2008, Gilla Inc. entered into an agreement with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares, or 76.5% of Gilla to the shareholders of FMC.
The exploration permits, granted by the Ministry of Industry, Mines and Technological Development in 2007, for Mfoumou and Sele are respectively for the Nanga Eboko Rutile Project and the Akonolinga Rutile Project. The Mfoumou permit covers 998km2 and the Sele permit covers 993km2. Each permit has a validity of three years and is renewable four times for a period of two years each.
Gilla entered into a definitive agreement effective October 3, 2008 to acquire the mining rights owned by Terra Merchant Resources, (“Terra”), a private company incorporated in Ontario, Canada. Terra has secured rights to a gold exploration property in Angola, known under the name of Salutar Commercio Mining Concession, located some 120 km north of Cabinda City, Angola. The concession covers approximately 200 square kilometers. Through a Joint Venture agreement, Gilla has rights to 70% of the mineral concession.
The Company has a history of operating losses and we expect to continue to incur operating losses in the near future.
The report of our independent accountants on our December 31, 2008 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2008. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $235,774, other receivable of $2,333 and current liabilities of $7,293. The Company’s net losses to date are $12,774,095.
     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
     The report of our independent accountants on our December 31, 2008 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Gilla Inc
(Osprey Gold Corp.
(An Exploration Stage Company)
Financial Statements
December 31, 2008

Report of Independent Registered Public Accounting Firm
To the board of directors and shareholders of
Gilla, Inc.
We have audited the accompanying consolidated balance sheets of Gilla, Inc. (An Exploration Stage Company) and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from March 28, 1999 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilla, Inc. (An Exploration Stage Company) as of December 31, 2008 and the results of its operations and its cash flows for the years then ended December 31, 2008 and 2007, and from March 28, 1999 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/  Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 27, 2009

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$235,774	$670,142
Other receivable	2,333	3,970

TOTAL CURRENT ASSETS	238,107	674,112

NON CURRENT ASSETS
Mining rights	17,344,110	—
Mining camp	—	50,000

TOTAL ASSETS	$17,582,217	$724,112

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,293	$6,731
Accrued expenses	—	4,158

TOTAL LIABILITIES	7,293	10,889

SHAREHOLDERS’ DEFICIT
Common stock, .0002 par value, 300,000,000 shares authorized; 38,898,055 and 5,676,069 shares issued and outstanding, respectively	7,780	1,135
Additional paid in capital	30,341,239	11,237,285
Accumulated deficit	(12,774,095)	(10,525,197)

TOTAL SHAREHOLDERS’ EQUITY	17,574,924	713,223

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,582,217	$724,112

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 28, 1995
	For the Year Ended		For the Period From
	December 31,		(Inception) to
	2008	2007	December 31, 2008
REVENUES	$—	$—	$—

TOTAL REVENUES	—	—	—

EXPENSES:
Exploration cost	44,650	31,481	1,660,122
General and administrative	2,142,271	718,816	15,165,315

TOTAL OPERATING EXPENSES	2,186,921	750,297	16,825,437

NET LOSS FROM OPERATIONS	(2,186,921)	(750,297)	(16,825,437)

OTHER INCOME (EXPENSES)
Loss on abandoment of mining camp	(50,000)	—	(50,000)
Gain of forgiveness of debt	3,941	167,553	1,828,932
Gain on sale of mining properties	—	—	2,100,000
Bad Debt (write off)	(13,874)	—	(13,874)
Gain (loss) on foreign exchange rate transactions	(2,044)	(8,358)	149,044
Interest expense	—	(3,277)	(3,277)
Interest income	—	31,904	40,517

TOTAL OTHER EXPENSES	(61,977)	187,822	4,051,342

NET LOSS	$(2,248,898)	$(562,475)	$(12,774,095)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	27,951,703	5,548,691	25,933,983

EARNINGS (LOSS) PER COMMON SHARES-BASIC	$(0.08)	$(0.10)	$(0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	29,747,165	5,548,691	27,224,445

EARNINGS (LOSS) PER COMMON SHARES-DILUTED	$(0.08)	$(0.10)	$(0.47)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2008, 2007, 2006, 2005, 2004, and 2003

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total
Balance — December 31, 2002	10,882	$2	$306,403	$(700,132)	$(393,727)
Issuance of common stock for mining claims — related party	620,000	124	6,076	—	6,200
Issuance of common stock for consulting services	120,000	24	399,976	—	400,000
Issuance of common stock for directors fees	10,000	2	309,998	—	310,000
Fair market value of options granted	—	—	465,000	—	465,000
Purchase of camp	40,000	8	49,992	—	50,000
Net loss	—	—	—	(915,574)	(915,574)

Balance December 31, 2003	800,882	$160	$1,537,445	$(1,615,706)	$(78,101)
Issuance of common stock for mining claims — related party	2,016,800	404	19,764	—	20,168
Issuance of common stock for mining claims	11,000	2	176,998	—	177,000
Issuance of common stock for directors fees	6,000	1	41,999	—	42,000
Issuance of common stock for consulting fees	463,813	93	4,430,167	—	4,430,260
Issuance of common stock for management fees	80,000	16	527,984	—	528,000
Issuance of common stock for financing fees	4,000	1	23,999	—	24,000
Issuance of common stock for cancellation of letter of intent and services	310,000	62	324,938	—	325,000
Sale of common stock	215,600	43	1,208,261	—	1,208,304
Capital contribution	—	—	68,408	—	68,408
Net loss	—	—	—	(7,717,947)	(7,717,947)

Balance December 31, 2004	3,908,095	$782	$8,359,963	$(9,333,653)	$(972,908)
Sale of common stock	2,000,000	400	499,600	—	500,000
Net loss				(213,799)	(213,799)

Balance December 31, 2005	5,908,095	$1,182	$8,859,563	$(9,547,452)	$(686,707)
Cancellation of common stock	(1,223,000)	(245)	245	—	—
Issuance of common stock for consulting fees	700,000	140	1,574,860	—	1,575,000
Issuance of common stock for services rendered	33,802	7	43,500	—	43,507
Issuance of common stock for directors fees	10,000	2	32,498	—	32,500
Issuance of common stock for satisfaction of debt	6,567	1	19,699	—	19,700
Issuance of common stock for salary	210,605	42	684,426	—	684,468
Net loss	—	—	—	(415,270)	(415,270)

Balance December 31, 2006	5,646,069	$1,129	$11,214,791	$(9,962,722)	$1,253,198
Issuance of common stock for directors fees	30,000	6	22,494	—	22,500
Net loss	—	—	—	(562,475)	(562,475)

Balance December 31, 2007	5,676,069	$1,135	$11,237,285	$(10,525,197)	$713,223
Sale of common stock	916,667	183	274,817	—	275,000
Issuance of common stock for management fees	1,000,000	200	499,800	—	500,000
Issuance of common stock for mining claims	30,440,184	6,089	17,338,022	—	17,344,111
Issuance of common stock for termination of service	220,331	44	132,154	—	132,198
Issuance of common stock for consulting fees	644,804	129	386,753	—	386,882
Fair market value of options granted			712,407		712,407
Dividends			(240,000)		(240,000)
Net loss				(2,248,898)	(2,248,898)

Balance December 31, 2008	38,898,055	$7,780	$30,341,239	$(12,774,095)	$17,574,924

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

			For the Period From
	For the Year Ended		March 28, 1995
	December 31		(Inception) to
	2008	2007	December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	$(2,248,898)	$(562,475)	$(12,774,095)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock compensation	1,731,489	22,500	10,836,792
(Increase) decrease in assets:
Other receivable	1,637	(971)	(2,333)
Mining camp	50,000	—	50,000
Increase(decrease) in current liabilities
Accounts payable	(3,596)	(131,580)	377,950
Accrued expenses	—	(51,539)	4,156

Net cash provided by (used in) operating activities	(469,368)	(724,065)	(1,507,530)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends	(240,000)	—	(240,000)
Sale of common stock	275,000	—	1,983,304

Net cash provided by financing activities	35,000	—	1,743,304

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	—	1,058,613	—

Net cash used in investing activities	—	1,058,613	—
Net Increase (decrease) in cash	(434,368)	334,548	235,774
Cash and cash equivalents at beginning of period	670,142	335,594	—

Cash and cash equivalents at end of period	$235,774	$670,142	$235,774

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	—	—	—

Taxes	—	—	—

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
     During the year ended December 31, 2007, the Company formed two wholly owned subsidiaries, Geolyndar, Inc. and Polar Bear Mining Co. During the year ended December 31, 2008. The Company will focus entirely on the Cameroon and Angola operation and has relinquished both of its subsidiaries.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.
Going Concern
As shown in the accompanying financial statements, the Company has incurred net losses of $2,248,898 and $562,475 during the years ended December 31, 2008 and 2007, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to explore new mining opportunities and possibly form joint ventures with other exploration and mining interests. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Cash Equivalents
The company considers cash equivalents to be cash as well as short term investments.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Earnings per share
The Company computes basic and diluted loss per share amounts for December 31, 2008 and 2007, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”
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
Our policy for interest and penalties on material uncertain income tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. The Company did not incur material income tax interest or penalties during the year ended December 31, 2008.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2008 because of the relatively short maturity of the instruments.
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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.
Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises
In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s financial condition or results of operations.
Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its financial position and results of operations.
Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary
In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The implementation of EITF No. 08-8 will not have a material impact on the Company’s financial position and results of operations.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
Accounting for Defensive Intangible Assets
In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its financial position and results of operations.
Equity Method Investment Accounting Considerations
In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its financial position and results of operations.
Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active
In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s financial condition or results of operations.
Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its financial position and results of operations.
Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its financial position and results of operations.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds
In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The implementation of FSP FAS No. 117-1 will not have a material impact on the Company’s financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its financial position and results of operations.
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF No. 07-5). EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF No. 07-5 on its financial position and results of operations.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for the Company as of April 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its financial statements.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.
NOTE 3 MINING CAMP
On July 14, 2003 The Company acquired a mining camp from a related party. The acquisition was valued at $50,000 and was paid for by the issuance of 2,000,000 common shares. The shares were issued subsequent to year end. (Shares issued March 25th 2004.) (Please note the camp was purchased from a related party that had a cost basis of $50,000 in the property and therefore must be recorded at their basis). The License of Occupation for the camp was issued to the company in May of 2006. In 2008, the camp was abandoned.
NOTE 4 RELATED PARTY
The company rents office space and administrative services on a month to month basis from a related party at an average rate of $3,650 per month. Administrative services provided include bookkeeping, copying and printing, courier services, and telephone. Total expense for rent and administrative fees paid to this related party for the year ended December 31, 2008 was $44,000
NOTE 5 EQUITY
On April 23, 2003, the Company amended its authorized capital stock to include 20,000,000 shares of preferred stock with a par value of $0.0002 per share.
On May 16, 2003, the Company affected a 50 to 1 reverse stock split per Certificate of Amendment to the Articles of Incorporation. The financial statements reflect the stock splits on a retroactive basis.

NOTE 5 EQUITY (continued)
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

NOTE 5 EQUITY (continued)
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

NOTE 5 EQUITY (continued)
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
2006-Common stock issued for services rendered
In November 2006, the Company issued 32,740 common shares for legal services and 1,062 for staking claims in the Porcupine Mining Division for a value of $43,507.
2006-Common stock issued for directors fees
On November 1, 2006, 10,000 common shares for director’s fees were issued at fair market value of $32,500.

NOTE 5 EQUITY (continued)
2006-Common stock issued for satisfaction of debt
In November 2006, the company issued 6,567 common shares valued at $19,700 for satisfaction of debt.
2006-Common stock issued for salary
In November 2006, 210,605 common shares were issued in lieu of salary. The fair market value at time of issuance was $684,468.
2007-Reverse stock split
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
2008-Stock issued for mining claims
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
On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets in exchange for 10 million Common Shares of Gilla and 5,000,000 Purchase Warrants for Common Shares of Gilla. 10 million Gilla Common Shares, have been issued “in trust” pending completion of a $200,000 Private Placement at $0.30 per share by Terra shareholders to close by November 31, 2008 (“the Terra Private Placement”). Upon closing the Terra Private Placement, Terra shareholders will receive 5,000,000 Common Share Purchase Warrants exercisable until May 30, 2009 at $0.60 per Common Share. If the Terra Private Placement does not close, Terra shareholders will receive only 9,200,000 Common Shares of Gilla, and no warrants. On December 18, 2008 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola.

NOTE 5 EQUITY (continued)
2008-Stock issued for consulting services
On January 31, 2008, 544,804 common shares of the company were issued to D.R.R. Capital Corporation for consulting fees valued at $326,882.
On January 31, 2008, Gilla entered into an Option Agreement with D.R.R. Capital Corporation (DRR), in which Gilla issued an option to DRR to purchase up to 544,804 common shares of Gilla at an exercise price of $0.75. The Option Agreement expires on January 31, 2010 valued at $281,636.
On October 29, 2008 1,000,000 Common Shares of the company were issued to Credifinance Capital Corporation as a fee valued at $500,000.
2008-Stock issued for termination of services
On January 31, 2008, Gilla issued 220,311 of common stock for termination of services.
2008-Sale of common stock
In October 2008, the Company sold a total of 916,667 shares of common stock for net proceeds of $275,000.
B)  Stock Options and Warrants
For stock options and warrants issued to non-employees, the Company applies SFAS 123. Accordingly, expense of $712,406 was recognized in 2008, upon granting of 5,144,804 common stock options
For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended December 31:

2008
Expected Dividend
Yield	$—
Risk Free Interest
Rate	—
Expected Volatility	138%

Expected Term	< 1 Year
A summary of the options outstanding, which were granted for cash or services are presented below:

	NUMBER OF
	OPTIONS AND	WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE
Stock Options
Balance at December 31, 2007	—	—
Granted	5,144,804	$0.60
Exercised	—	—
Forfeited	—	—
Terminated	—	—

Balance at December 31, 2008	5,144,804	$0.60

Weighted average fair value of options granted for services during 2008		$0.60

NOTE 6  EARNINGS PER SHARE
Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$(2,248,898)
Less preferred stock dividends	—

Income available to common stockholders — Basic earnings per share	(2,248,898)	27,951,703	$(0.08)
Effect of dilutive securities no dilutive securities	—	—	—

Income available to common stockholders — Diluted earnings per share	$(2,248,898)	29,747,165	$(0.08)

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
NOTE 8  INCOME TAXES
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2008.
There was no income tax expense for the year ended December 31, 2008.
The Company’s benefit differs from the “expected” benefit for the year ended December 31, 2008 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

	December 31,
	2008	2007
Computed expected tax benefit	$(854,581)	$(213,741)
Benefit of operating loss carryforwards	—	—
Valuation allowance	854,581	213,741

Net tax benefit	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2008 are as follows:

Deferred Tax Assets	December 31, 2008
Current Deferred Tax Assets	$—
Net operating loss carryforward	4,854,156

Total gross deferred Tax Assets Less valuation allowance	$(4,854,156)

Net deferred tax assets	$—

The Company has a net operating loss carryforward of approximately $12,774,095 available to offset future taxable income through 2027.

NOTE 9  SUBSEQUENT EVENTS
On January 13, 2009, a resolution was signed by a majority of the board of directors of Gilla Inc. (“Gilla”), to remove Mr. Georges Fotso as a Director of Gilla, and as an officer and Director of Free Mining Company, S.A., a wholly owned Gilla subsidiary in Cameroon.
As part of the above resolution, Daniel Barrette, Chief Operation Officer of Gilla, and Linda Kent, Corporate Secretary of Gilla have been elected as directors to join the board of Directors of Gilla.
On January 30, 2009, David Robinson resigned from the Board of Directors of Gilla Inc. and from the Board of Directors of Free Mining Company. Mr. Georges Fotso resigned as Director, President and CEO of Free Mining Company
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
A.  New Independent Accountants: November 28, 2005, Jewett, Schwartz, Wolfe and Associates had been engaged as the Principal Accountant to Audit the Registrant’s financial statements.
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

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	62	President/Chief Financial Officer/Director

Linda Kent	53	Corporate Secretary & Treasurer Director

Daniel Barrette	44	Chief Operating Officer Director

Stanley D. Robinson	59	Director
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
Mr. Daniel Barrette
Has spent the last few years in Africa where he has gained experience and developed, over the years, an extensive network of strategic business contacts as well as being responsible for the acquisition of several mineral properties for public listed and private mining companies. He was also responsible for the establishment of some Canadian companies : creation of subsidiaries, JV negotiations, logistics, dealings with government bodies and Cadastre Minier.
Mr. Stanley D. Robinson, M.Sc., P.Geo
An exploration geologist with over 30 years of experience in Africa (Angola, Democratic Republic of Congo, Ghana, Tanzania, Burkina Faso), Canada and South America. Mr. Robinson’s dominant technical expertise is in the management of gold and base metal exploration projects, from grassroots to feasibility stage, geological interpretations with an emphasis on structure and alteration, and in the identification of projects with economic potential. He has extensive experience in managing exploration projects in remote locations and in climatic environments that range from permafrost to tropical and semi-desert. His exploration experience includes data base compilations and ore deposit interpretations used to calculate ore resources for and feasibility studies.

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
The Audit Committee is composed of Daniel Barrette, Linda Kent, and Georges Benarroch. The Audit Committee did not meet in 2008. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.
ITEM 11.  EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Georges Benarroch the Company’s President/Director, Linda Kent the Company’s Corporate Secretary Treasurer, Daniel Barrette the Company’s Chief Operating Officer, for all services rendered in all capacities to the company for the years ended December 31, 2008, 2007 and 2006.

				Other	Restricted
				Annual	Option Stocks/
		Salary	Bonus	Compensation	Payouts Awarded
Name/Title	Year	$	$	$	#
Georges Benarroch	2008	6,666	—	—	100,000
President/CEO	2007	80,000	—	—	10,000
	2006	17,857	—	—	475,100

Linda Kent	2008	10,917	—	—	100,000
Secretary/Treasurer	2007	65,000	—	—	10,000
	2006	47,382	—	—	328,850

Daniel Barrette	2008	3,000	—	—	—
COO	2007	—	—	—	—
	2006	—	—	—	—
OPTIONS/SAR GRANTS TABLE
There were no options granted to employees and no grants to key employees in fiscal year 2008.
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
The Company does not currently maintain insurance for the benefit of the directors and officers of Gilla against liabilities incurred by them in their capacity as directors or officers of Gilla. Gilla does not maintain a pension plan for its employees, officers or directors.
Two directors received 100,000 common shares each for services during the fiscal year 2008. Three directors received 10,000 common shares each for services during fiscal years 2007. .
None of the directors or senior officers of Gilla and no associate of any of the directors or senior officers of Gilla was indebted to the Company during the financial period ended December 31, 2008 of Gilla other than for routine indebtedness.
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

Title of			Percentage of
Class	Name of Beneficial Owner	Common Shares	Class
Common	Georges Fotso	10,000,000	26%
Common	Capital Venture Facilitators (1)	6,392,150	16%
Common	Mathurin Djekam	4,248,037	11%
Common	Credifinance Capital Corp. (2)	2,649,752	7%

(1)	Georges Fotso has direct/indirect control of Gilla shares held by Capital Venture Facilitators.

(2)	Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Capital Corp.
B)  SECURITY OWNERSHIP OF MANAGEMENT

Title of			Percentage of
Class	Name of Beneficial Owner	Common Shares	Class
Common	Daniel Barrette/Chief Operating Office	200,000	0.51%
Common	Linda Kent/Corporate Secretary Treasurer Director	502,530	1%
Common	Georges Benarroch (1)	4,422,616	11%

(1)	Mr. Benarroch’s shares include the shares held by Credifinance Capital Corp. and FRD Trust which he is either the beneficiary of the trust or has voting power of.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(A)  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Detail of related party transactions are described in note 4 & 5 of the Financial Statements.
(B)  TRANSACTIONS WITH PROMOTERS
Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 2,649,752 common shares representing 7% of issued shares.
Officers, directors and employees will refrain from gathering competitor intelligence by illegitimate means and refrain from acting on knowledge, which has been gathered in such a manner. The officers, directors and employees of Gilla Inc. will seek to avoid exaggerating or disparaging comparisons of the services and competence of their competitors.

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
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Board of Directors appointed Jewett, Schwartz, Wolfe and Associates. (“Jewett”) as our independent auditors for the fiscal year ending December 31, 2008.
(1)  Audit Fees
Jewett, Schwartz, Wolfe and Associates, Independent Registered Public Accounting firm billed an aggregate of $25,000 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended December 31, 2008 included in our annual report on Form 10-K and review of our interim financial statements included in our quarterly reports on Form 10-Q.
(2)  Audit Related Fees
No other professional services were rendered by Jewett, Schwartz, Wolfe and Associates for audit related services rendered during the fiscal year ended December 31, 2008, in connection with, among other things, the preparation of a Registration Statement on Form 10-SB.
(3)  Tax Fees
No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal year ended December 31,2008.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31 2009 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY INCITATIONS)
By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	March 31,2009