Form 10-Q
period 2009-03-31
GILLA INC.
filed 2009-05-15
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
COMMON STOCK, .0002 PAR VALUE PER SHARE
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes   ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
38,898,055 Common Shares-$0.0002 Par Value as of April 28, 2009

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(UNAUDITED)	AUDITED
ASSETS
CURRENT ASSETS
Cash	$166,816	$235,774
Other receivable	3,480	2,333

TOTAL CURRENT ASSETS	170,296	238,107

NON CURRENT ASSETS
Mining rights	17,344,110	17,344,110

TOTAL ASSETS	$17,514,406	$17,582,217

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$19,409	$7,293

TOTAL LIABILITIES	19,409	7,293

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, .0002 par value, 300,000,000 shares authorized; 38,898,055 shares issued and outstanding, respectively	7,780	7,780
Additional paid in capital	30,341,239	30,341,239
Accumulated deficit	(12,854,022)	(12,774,095)

TOTAL SHAREHOLDERS’ EQUITY	17,494,997	17,574,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,514,406	$17,582,217

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			March 28, 1995
	For the Quarter Ended		For the Period From
	March 31,		(Inception) to
	2009	2008	March 31, 2009

REVENUES	$—	$—	$—

TOTAL REVENUES	—	—	—

EXPENSES:
Exploration cost	40,038	—	1,700,160
General and administrative	48,147	1,056,159	15,213,462

TOTAL OPERATING EXPENSES	88,185	1,056,159	16,913,622

NET LOSS FROM OPERATIONS	(88,185)	(1,056,159)	(16,913,622)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	—	—	(50,000)
Gain of forgiveness of debt	—	—	1,828,932
Gain on sale of mining properties	—	—	2,100,000
Bad debt (write off)	—	—	(13,874)
Miscellaneous income	6,097	—	6,097
Gain (loss) on foreign exchange rate transactions	2,148	(2,239)	151,192
Interest expense	—	—	(3,277)
Interest income	13	—	40,530

TOTAL OTHER( EXPENSES)	8,258	(2,239)	4,059,600

NET LOSS	$(79,927)	$(1,058,398)	$(12,854,022)

Comprehensive Loss
Foreign currency translation loss	—	787	—

Total Comprehensive Loss	$(79,927)	$(1,057,611)	$(12,854,022)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	38,898,055	20,211,256	25,933,983

LOSS PER COMMON SHARES – BASIC	$(0.00)	$(0.05)	$(0.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,042,859	20,211,256	27,224,445

LOSS PER COMMON SHARES – DILUTED
	$(0.00)	$(0.05)	$(0.47)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)

			For the Period From
	For the Quarter Ended		March 28, 1995
	March 31		(Inception) to
	2009	2008	March 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(79,927)	$(1,057,611)	$(12,854,022)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock compensation	—	778,415	10,836,792
Changes in operating assets and liabilities
Prepaid	—	(6,459)	—
Other receivable	(1,147)	(1,125)	(3,480)
Mining camp	—	—	50,000
Accounts payable	12,116	48,725	390,066
Accrued expenses	—	147	4,156

Net cash provided by (used in) operating activities	(68,958)	(237,908)	(1,576,488)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends	—	(240,000)	(240,000)
Sale of common stock	—	—	1,983,304

Net cash provided by financing activities	—	(240,000)	1,743,304

CASH FLOW FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—	—

Effects of exchange rate on cash	—	787	—

Net Increase (decrease) in cash	(68,958)	(477,121)	166,816

Cash and cash equivalents at beginning of period	235,774	670,142	—

Cash and cash equivalents at end of period	$166,816	$193,021	$166,816

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$—	$—	$—

Taxes	$—	$—	$—

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
Interim Reporting
While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2008 audited annual financial statements of Gilla Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008 annual audited financial statements.
Operating results for the three ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.
Going Concern
As reflected in the accompanying financial statements, the Company has had recurring losses. The Company’s net loss was $79,927 and $1,057,611 for the three months ended March 31, 2009 and 2008, respectively and net cash used in operations of $68,958 and $237,908 for the three months ended March 31, 2009 and 2008, respectively; a shareholders equity of $17,494,997 and an accumulated deficit of $12,854,022 at March 31, 2009, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. Our management recognizes that we must generate additional resources and that we must successfully implement our business plan and achieves profitable operations. We cannot assure that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.
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

NOTE 3 — MINING RIGHTS
Through the acquisition of FMC, Gilla, Inc. acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele. Management has determined the fair value of the mining rights at March 31, 2009 to be $12,744,110.
On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets. On December 18, 2008 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola. Management has determined the fair value of the mining rights at March 31, 2009 to be $4,600,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
In 2008 Gilla added to its management, allowing Gilla to increase its focus on further developing existing properties and acquiring new properties.
On January 31, 2008, Gilla Inc. entered into an agreement with Free Mining Company S.A. (“FMC”) and the shareholders of FMC to acquire all issued and outstanding shares of FMC which is the exclusive owner of the rights to two mineral properties in Cameroon, respectively known as “MFOUMOU” and “SELE” in exchange for an aggregate of 21,240,184 common shares.
The exploration permits, granted by the Ministry of Industry, Mines and Technological Development in 2007, for Mfoumou and Sele are respectively for the Nanga Eboko Rutile Project and the Akonolinga Rutile Project. The Mfoumou permit covers 998km 2 and the Sele permit covers 993km 2 . Each permit has a validity of three years and is renewable four times for a period of two years each.
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
The 2008 exploration stream sediment sampling program returned anomalous gold values on its 199 km2 Salutar Comercio Prospecting Licence (“PL”) in the Province of Cabinda, Angola. Predominantly metasedimentary lithologies of Pre-Cambrian age of the Mayombe tectonic system underlie the PL.
Based on the success of the 2008 exploration program the Company will carry out stream sediment sampling on the unsampled portion of the PL. In addition soil sampling of 5 areas upstream of the anomalous gold values is planned.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2008. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of March 31, 2009, the Company has current assets in the form of cash of $170,296, other receivable of $3,480 and current liabilities of$19,409. The Company’s net losses to date are $12,854,022

     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFCIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
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
WE ARE DEPENDENT ON KEY PERSONNEL, THEIR LOSS MAY HAVE AN ADVERSE EFFECT
     We are dependent on the services of certain key executives, including Georges Benarroch, President and Director, Daniel Barrette, Chief Operating Officer, and Linda Kent, Corporate Secretary. The loss of any of these individuals could have a material adverse effect on our business and operations. We currently do not have key person insurance on these individuals.
THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL
     The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $4.75 (high) and $0.05(low). In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.
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
     Free Mining Company S.A.’s Shareholders owned approximately 54.6% of our common stock; as of March 31, 2009. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.
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
IMPAIRMENT OF LONG-LIVE ASSETS .
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
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2009
     The Registrant conducted no actual mining operation during the quarter ended March 31, 2009. As such, it had no revenues as described in the financial statements, attached hereto. However, the Company had total operating expenses of $88,185.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2009 we had $161,816 in cash. We anticipate total expenditures for year 2009 for general and administrative and legal expenses to be approximately $200,000. We are still not able to estimate the cost of the ongoing litigation. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of March 31, 2009, the Company had current assets of $170,296 compared to current liabilities of $19,409 resulting in a working capital of $150,887.

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
PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-K for December 31 st , 2008
ITEM 2. CHANGES IN SECURITIES
There have been no changes since the filing of our Form 10-K for December 31 st , 2008
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2 and Item 5

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2009 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)
By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	May 15, 2009
Chief Financial Officer Director