Form 10-Q
period 2009-06-30
GILLA INC.
filed 2009-08-14
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
38,898,055 Common Shares-$0.0002 Par Value as of July 30, 2009

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(UNAUDITED)	AUDITED
ASSETS

CURRENT ASSETS
Cash	$101,390	$235,774
Other receivable	—	2,333
Prepaid expenses	3,000	—

TOTAL CURRENT ASSETS	104,390	238,107

NON CURRENT ASSETS
Mining rights	4,600,000	17,344,110

TOTAL ASSETS	$4,704,390	$17,582,217

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,103	$7,293

TOTAL LIABILITIES	5,103	7,293

SHAREHOLDERS’ EQUITY
Common stock, .0002 par value, 300,000,000 shares authorized; 38,898,055 shares issued and outstanding, respectively	7,780	7,780
Additional paid in capital	30,341,239	30,341,239
Accumulated deficit	(25,649,732)	(12,774,095)

TOTAL SHAREHOLDERS’ EQUITY	4,699,287	17,574,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,704,390	$17,582,217

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					March 28, 1995
	For the Quarter Ended		For the Six Months Ended		For the Period From
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009
REVENUES	$—	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—	—

EXPENSES:
Exploration cost	—	—	40,038	44,650	1,700,160
General and administrative	46,223	401,990	94,369	1,143,854	15,259,684

TOTAL OPERATING EXPENSES	46,223	401,990	134,407	1,188,504	16,959,844

NET LOSS FROM OPERATIONS	(46,223)	(401,990)	(134,407)	(1,188,504)	(16,959,844)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	—	—	—	—	(50,000)
Gain of forgiveness of debt	—	—	—	—	1,828,932
Gain on sale of mining properties	—	—	—	—	2,100,000
Bad Debt (write off)	(3,774)	—	(3,774)	(13,793)	(17,648)
Asset impairment expenses	(12,744,110)	—	(12,744,110)	—	(12,744,110)
Miscellaneous Income	—	—	6,097	—	6,097
Gain (loss) on foreign exchange rate transactions	(1,604)	10	544	(2,236)	149,588
Interest expense	—	—	—	—	(3,277)
Interest income	—	—	13	—	40,530

TOTAL OTHER EXPENSES	(12,749,488)	10	(12,741,230)	(16,029)	(8,689,888)

NET LOSS	$(12,795,711)	$(401,980)	$(12,875,637)	$(1,204,533)	$(25,649,732)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	38,898,055	24,016,196	38,898,055	24,016,196	25,933,983

LOSS PER COMMON SHARES- BASIC	$(0.33)	$(0.02)	$(0.33)	$(0.05)	$(0.99)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	44,042,859	24,016,196	44,042,859	24,016,196	27,224,445

LOSS PER COMMON SHARES — DILUTED	$(0.29)	$(0.02)	$(0.29)	$(0.05)	$(0.94)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)

			For the Period From
	For the Six Months Ended		March 28, 1995
	June 30		(Inception) to
	2009	2008	June 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) from operations	$(12,875,637)	$(1,444,533)	$(25,649,732)
Adjustment to reconcile (loss) to net cash used in operating activities:
Stock compensation	—	1,013,972	10,836,792
(Increase) decrease in assets:
Prepaid	(3,000)	(4,000)	(3,000)
Other receivable	2,333	76,253	—
Asset impairment expenses	12,744,110	—	12,744,110
Mining camp	—	—	50,000
Increase(decrease) in current liabilities
Accounts payable	(2,190)	9,600	375,760
Accrued expenses	—	5,119	4,156

Net cash (used in) operating activities	(134,384)	(343,589)	(1,641,914)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends	—	(240,000)	(240,000)
Sale of common stock	—	—	1,983,304

Net cash provided by (used in) financing activities	—	(240,000)	1,743,304

Net Increase (decrease) in cash	(134,384)	(583,589)	101,390

Cash and cash equivalents at beginning of period	235,774	670,142	—

Cash and cash equivalents at end of period	$101,390	$86,553	$101,390

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	—	—	—

Taxes	—	—	—

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
Operating results for the six ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.
Going Concern
As reflected in the accompanying financial statements, the Company has had recurring losses. The Company’s net loss was $12,875,637 and $1,204,533 for the six months ended June 30, 2009 and 2008, respectively and net cash used in operations of $134,384 and $343,589 for the six months ended June 30, 2009 and 2008, respectively; a shareholders equity of $4,699,287 and an accumulated deficit of $25,649,732 at June 30, 2009, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
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

NOTE 3 — MINING RIGHTS
Through the acquisition of FMC, Gilla, Inc. acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele. On June 8th, 2009, Gilla was advised by its attorney in Cameroon that the expiration permits for MFOUMOU & SELE were, withdrawn from FMC, consequently management has determined the fair value of the Cameroon mining rights at June 30, 2009 to be $0.
On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets.. On December 18, 2008 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra mining rights, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola. Management has determined the fair value of the Angola mining rights at June 30, 2009 to be $4,600,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.
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
In relation to FMC and As per the 8k filing on June 28, 2009, the Company board of directors has voted for the cancellation of all the shares issued to Messrs Fotso, Djekam and Robinson and intends to demand reimbursement of all fees and expenses incurred in relation to the Cameroon permits as well as adequate compensation for damages.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2008. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of June 30, 2009, the Company has current assets in the form of cash of $101,390, prepaid of $3,000 and current liabilities of $5,103. The Company’s net losses to date are $25,649,732

     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFCIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
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
     Free Mining Company S.A.’s Shareholders owned approximately 54.6% of our common stock; as of June 30, 2009. In January 2008, together with Mr. Mathurin Tchakounte Djekam, Messrs Fotso and Robinson received 21,240,184 common shares of Gilla Inc. in exchange for all the shares of FMC. As per the 8k filing on June 28, 2009, the Company board of directors has voted for the cancellation of all the shares issued to Messrs Fotso, Djekam and Robinson .
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
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE, 2009
     The Registrant conducted no actual mining operation during the six months ended June 30, 2009. As such, it had no revenues as described in the financial statements, attached hereto. However, the Company had total operating expenses of $12,875,637.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009 we had $101,390 in cash. We anticipate total expenditures for year 2009 for general and administrative and legal expenses to be approximately $200,000. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of June 30, 2009, the Company had current assets of $104,390 compared to current liabilities of $5,103 resulting in a working capital of $99,287.

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
PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-K for December 31 st, 2008
ITEM 2. CHANGES IN SECURITIES
There have been no changes since the filing of our Form 10-K for December 31 st, 2008
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2 and Item 5

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 30, 2009 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)
By:	/s/ Georges Benarroch

Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	August 14, 2009
Chief Financial Officer
Director