Form 10-Q
period 2009-09-30
GILLA INC.
filed 2009-11-13
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
COMMON STOCK, .0002 PAR VALUE PER SHARE
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
39,650,018 Common Shares-$0.0002 Par Value as of November 10, 2009

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2009	2008
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash	$61,720	$235,774
Other receivable	—	2,333
Prepaid expenses	3,000	—

TOTAL CURRENT ASSETS	64,720	238,107

Mining rights	4,600,000	17,344,110

TOTAL ASSETS	$4,664,720	$17,582,217

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,223	$7,293

TOTAL LIABILITIES	5,223	7,293

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized; 38,898,055 shares issued and outstanding	7,780	7,780
Additional paid — in capital	30,341,239	30,341,239
Accumulated deficit	(25,689,522)	(12,774,095)

TOTAL SHAREHOLDERS’ EQUITY	4,659,497	17,574,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,664,720	$17,582,217

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(FORMERYLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					March 28, 1995
	For the Three Months Ended		For the Nine Months Ended		For the Period From
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009

REVENUES	$—	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—	—

EXPENSES:
Exploration cost	—	—	40,038	44,650	1,700,160
General and administrative	39,671	26,159	134,042	1,120,012	15,299,357

TOTAL OPERATING EXPENSES	39,671	26,159	174,080	1,164,662	16,999,517

NET LOSS FROM OPERATIONS	(39,671)	(26,159)	(174,080)	(1,164,662)	(16,999,517)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	—	—	—	(50,000)	(50,000)
Gain of forgiveness of debt	—	—	—	—	1,828,932
Gain on sale of mining properties	—	—	—	—	2,100,000
Write Off	—	(81)	(3,774)	(13,874)	(17,648)
Asset impairment expenses	—	—	(12,744,110)	—	(12,744,110)
Miscellaneous Income	—	—	6,097	—	6,097
Gain (loss) on foreign exchange rate transactions	(118)	(117)	427	(2,353)	149,471
Interest expense	—	—	—	—	(3,277)
Interest income	—	—	13	—	40,530

TOTAL OTHER EXPENSES	(118)	(198)	(12,741,347)	(66,227)	(8,690,005)

NET LOSS	$(39,789)	$(26,357)	$(12,915,427)	$(1,230,889)	$(25,689,522)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	38,898,055	27,781,388	38,898,055	25,280,421

LOSS PER COMMON SHARES- BASIC	$(0.00)	$(0.00)	$(0.33)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- DILUTED	44,042,859	27,781,388	44,042,859	27,781,388

LOSS PER COMMON SHARES- DILUTED	$(0.00)	$(0.00)	$(0.29)	$(0.04)

The accompanying notes are an integral part of these financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)

			For the Period From
	For the Nine Months Ended		March 28, 1995
	September 30		(Inception) to
	2009	2008	September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(12,915,427)	$(1,230,889)	$(25,689,522)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock compensation	—	800,718	10,836,792
Changes in operating assets and liabilities:
Prepaid	(3,000)	(1,221)	(3,000)
Other receivable	2,333	(523)	—
Asset impairment expenses	12,744,110	—	12,744,110
Mining camp	—	50,000	50,000
Accounts payable	(2,070)	(3,637)	375,880
Accrued expenses	—	(217)	4,156

Net cash used in operating activities	(174,054)	(385,769)	(1,681,584)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends	—	(240,000)	(240,000)
Sale of common stock	—	—	1,983,304

Net cash provided by (used in) financing activities	—	(240,000)	1,743,304

Net Increase (decrease) in cash	(174,054)	(625,769)	61,720

Cash and cash equivalents at beginning of period	235,774	670,142	—

Cash and cash equivalents at end of period	$61,720	$44,373	$61,720

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	—	—	—

Taxes	—	—	—

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
Operating results for the nine ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.
Going Concern
As reflected in the accompanying financial statements, the Company has had recurring losses. The Company’s net loss was $12,915,427 and $1,230,889 for the nine months ended September 30, 2009 and 2008, respectively and net cash used in operations totaled $174,054 and $385,769 for the nine months ended September 30, 2009 and 2008, respectively. Shareholders equity of $4,659,497 and an accumulated deficit of $25,689,522 at September 30, 2009 raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
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
Management’s Plans
The Company is currently exploring options to raise capital and maximize shareholder returns.
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

NOTE 3 — MINING RIGHTS
Through the acquisition of Free Mining Company S.A., Gilla, Inc. acquired 100% of the rights to exploration, development and production of all mineral rights of Mfoumou and Sele in Cameroon. On June 8th, 2009, Gilla was advised by its attorney in Cameroon that the exploration permits for Mfoumou and Sele were withdrawn from FMC, consequently management has determined the fair value of the Cameroon mining rights at June 30, 2009 to be $0. Asset impairment of expenses of $12,744.110 has been recorded for the period ending September 30. 2009.
On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets. On December 18, 2008 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra mining rights, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola. Management has determined the fair value of the Angolan mining rights at September 30, 2009 to be $4,600,000.
NOTE 4 — ACCOUNTING STANDARDS UPDATES
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

NOTE 4 — ACCOUNTING STANDARDS UPDATES (Continued)
In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s (consolidated) financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.
In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s (consolidated) financial position or results of operations.

NOTE 5 — SUBSEQUENT EVENTS
On October 28, 2009, 4,248,037 Shares were returned to Treasury.
On October 30, 2009, Gilla Inc. closed a non-brokered private placement, issuing 5,000,000 common shares at a price of $0.01 per share. Total proceeds from the private placement were $50,000. The proceeds from the issuance of shares will be used to cover legal fees related to the canceling of Certificates of certain shareholders as specified in the June 8, 2009 8-K filing and to finance the search for additional mining rights in Africa.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential, and future growth through exploration discoveries.
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
The exploration permits, granted by the Ministry of Industry, Mines and Technological Development in 2007, for MFOUMOU and SELE are respectively for the Nanga Eboko Rutile Project and the Akonolinga Rutile Project. The Mfoumou permit covers 998 square kilometers and the Sele permit covers 993 square kilometers . Each permit has a validity of three years and is renewable four times for a period of two years each.
In relation to FMC and as per the 8-K filing on June 28, 2009, the Company’s board of directors has voted for the cancellation of all the shares issued to Messrs Fotso, Djekam and Robinson and intends to demand reimbursement of all fees and expenses incurred in relation to the Cameroon permits as well as adequate compensation for damages.
On September 17, 2009, Gilla, Inc. (the “Company”) filed a lawsuit in the District Court of Nevada, Clark County, seeking a declaratory judgment and injunctive relief against Georges Fotso, Capital Venture Facilitators, LLC, Mathurin Djekam, Marie-Gisele Momo Minlo, Pauline NGO Bapa and DRR Capital Corporation (collectively, the “Defendants”). The Company is seeking a declaration by the Court affirming the Company’s cancellation of a total of 21,784,995 shares of the Company’s common stock issued to the Defendants and to temporarily and permanently enjoin the Defendants from attempting to transfer the certificates representing such shares and to require the Defendants to return such certificates for cancellation. The certificates that are the subject of this lawsuit include Certificate #31241 representing 10,000,000 shares issued to Mr. Fotso, Certificate #31240 representing 6,392,150 shares issued to Capital Venture Facilitators, LLC, Certificate #31244 representing 4,248,037 shares issued to Mr. Djekam, Certificate #31238 representing 500,000 shares issued to Ms. Minlo, Certificate #31239 representing 100,000 shares issued to Ms. Bapa and Certificate #31248 representing 544,808 shares issued to DRR Capital Corporation, represented by David Robinson. The Company’s board of directors had taken formal action to cancel these shares on June 8, 2009 based on failure of consideration and breaches of contractual and fiduciary duties on behalf of the Defendants.
In June 2009, we recorded an impairment charge of $12.7 million to write off the total remaining value of our 100% interest in FMC because we were advised by our attorney in Cameroon that the expiration permits for MFOUMOU and SELE were, on Mr. Fotso’s (a former director of Gilla) recommendation to the Ministry of Mines, withdrawn from FMC. Consequently management has determined the fair value of the mining rights at June 30, 2009 to be $0. An asset impairment expense of $12,744,110 has been recorded for the period ending September 30. 2009.
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
The 2008 exploration stream sediment sampling program returned anomalous gold values on its 199 square kilometer Salutar Comercio Prospecting Licence (“PL”) in the Province of Cabinda, Angola. Predominantly metasedimentary lithologies of Pre-Cambrian age of the Mayombe tectonic system underlie the PL.
Based on the success of the 2008 exploration program the Company will carry out stream sediment sampling on the unsampled portion of the PL. In addition soil sampling of five areas upstream of the anomalous gold values is planned.

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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2008. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of September 30, 2009, the Company has current assets in the form of cash of $61,720, prepaid expense of $3,000 and current liabilities of $5,223. The Company’s net losses to date are $25,689,522

     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFCIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
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
     Free Mining Company S.A.’s Shareholders owned approximately 54.6% of our common stock; as of September 30, 2009. In January 2008, together with Mr. Mathurin Tchakounte Djekam, Messrs Fotso and Robinson received 21,240,184 common shares of Gilla Inc. in exchange for all the shares of FMC. As per the 8k filing on June 28, 2009, the Company board of directors has voted for the cancellation of all the shares issued to Messrs Fotso, Djekam and Robinson .
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
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER, 2009
     The Registrant conducted no actual mining operation during the nine months ended September 30, 2009. As such, it had no revenues as described in the financial statements, attached hereto. However, the Company had total operating expenses of $12,915,427.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2009 we had $61,720 in cash. We anticipate total expenditures in 2009 for general and administrative and legal expenses to be approximately $200,000. The amount spent for this expense will be directly affected by our capital raising ability.
These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of September 30, 2009, the Company had current assets of $64,720 compared to current liabilities of $5,223 resulting in working capital of $59,497.

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
PART II
ITEM 1. LEGAL PROCEEDINGS
On September 17, 2009, Gilla, Inc. (the “Company”) filed a lawsuit in the District Court of Nevada, Clark County, seeking a declaratory judgment and injunctive relief against Georges Fotso, Capital Venture Facilitators, LLC, Mathurin Djekam, Marie-Gisele Momo Minlo, Pauline NGO Bapa and DRR Capital Corporation (collectively, the “Defendants”). The Company is seeking a declaration by the Court affirming the Company’s cancellation of a total of 21,784,995 shares of the Company’s common stock issued to the Defendants and to temporarily and permanently enjoin the Defendants from attempting to transfer the certificates representing such shares and to require the Defendants to return such certificates for cancellation. The certificates that are the subject of this lawsuit include Certificate #31241 representing 10,000,000 shares issued to Mr. Fotso, Certificate #31240 representing 6,392,150 shares issued to Capital Venture Facilitators, LLC, Certificate #31244 representing 4,248,037 shares issued to Mr. Djekam, Certificate #31238 representing 500,000 shares issued to Ms. Minlo, Certificate #31239 representing 100,000 shares issued to Ms. Bapa and Certificate #31248 representing 544,808 shares issued to DRR Capital Corporation, represented by David Robinson. The Company’s board of directors had taken formal action to cancel these shares on June 8, 2009 based on failure of consideration and breaches of contractual and fiduciary duties on behalf of the Defendants.
ITEM 2. CHANGES IN SECURITIES
On October 28, 2009, 4,248,037 Shares were returned to Treasury.
On October 31, 2009, Gilla Inc. completed a Private Placement for 5 million shares for proceeds of $50,000 at $0.01 per share. The sole subscriber was Credifinance Capital Corp., a shareholder of the Corporation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Item 2 and Item 5

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2009 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)
By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	November 13, 2009