Form 10-K
period 2009-12-31
GILLA INC.
filed 2010-03-31
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
☐ Yes ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☑ Yes ☐No
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2009, was approximately $3,065,091, based on the average bid and asked prices on such date of $0.13. The registrant does not have any non-voting equities.
The Registrant had 39,850,018 shares of common stock, .0002 par value per share, outstanding on March 24, 2010

FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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
Of the currently issued and outstanding shares of common stock of the Company, approximately 25,814,766 shares (approximately 65% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only three individuals. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.
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
Through December 31, 2009, the Company has generated no revenues from operations.
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
The Company owns no investments.
ITEM 3. LEGAL PROCEEDINGS
There have been no changes since the filing of our Form 10-K for December 31, 2008 except the following:
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

2009	HIGH	LOW
First Quarter	$0.52	$0.05
Second Quarter	$0.43	$0.07
Third Quarter	$0.28	$0.05
Fourth Quarter	$0.16	$0.02
On December 31, 2009, the closing price of our common stock as reported on the OTCBB was $0.07 per share. On December 31, 2009, we had in excess of 379 beneficial stockholders of our common stock and 39,065,018 shares of our common stock were issued and outstanding.
DIVIDENDS
On January 17, 2008 the Board of Directors of Gilla Inc. declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008. The next dividend payment is unknown.
RECENT SALES OF UNREGISTERED SECURITIES
In 2009, the Company issued the following shares:
On October 28, 2009, 4,248,037 Shares were returned to Treasury.
On October 31, 2009, Gilla Inc. completed a Private Placement for 5 million shares for proceeds of $50,000 at $0.01 per share. The sole subscriber was Credifinance Capital Corp., a shareholder of the Corporation.
..

ITEM 6. Selected Financial Data.
Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended December 31,
	2009	2008	2007

Revenues	—	—	—

Net Loss	$(13,016,885)	$(2,248,898)	$(562,475)

Earning Loss Per Share	$(0.33)	$(0.08)	$(0.10)

Total assets	$4,638,123	$17,582,217	$724,112

Total liabilities	$30,084	$7,293	$10,889

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
Gilla entered into a definitive agreement effective October 3, 2008 to acquire the mining rights owned by Terra Merchant Resources, (“Terra”), a private company incorporated in Ontario, Canada. Terra has secured rights to a gold exploration property in Angola, known under the name of Salutar Comercio Mining Concession, located some 120 km north of Cabinda City, Angola. The concession covers approximately 200 square kilometers. Through a Joint Venture agreement, Gilla has rights to 70% of the mineral concession.
The Company has a history of operating losses and we expect to continue to incur operating losses in the near future.
The report of our independent accountants on our December 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2009. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $35,123, prepaid of $3,000 and current liabilities of $30,084. The Company’s net losses to date are $25,790,980.

     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
     The report of our independent accountants on our December 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Gilla, Inc.
(F/K/A Osprey Gold Corp)
(An Exploration Stage Company)
Consolidated Financial Statements
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm
To the board of directors and shareholders of
Gilla, Inc.
We have audited the accompanying consolidated balance sheets of Gilla, Inc. (An Exploration Stage Company) and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and for the period from March 28, 1999 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilla, Inc. (An Exploration Stage Company) as of December 31, 2009 and the results of its operations and its cash flows for the years then ended December 31, 2009 and 2008, and from March 28, 1999 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.
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
/s/ Jewett, Schwartz, Wolfe & Associates

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$35,123	$235,774
Other receivable	—	2,333
Prepaid expenses	3,000	—

TOTAL CURRENT ASSETS	38,123	238,107

Mining rights	4,600,000	17,344,110

TOTAL ASSETS	$4,638,123	$17,582,217

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,188	$7,293
Accrued Liabilities	24,896	—

TOTAL LIABILITIES	30,084	7,293

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized; 39,650,018 and 38,898,055 shares issued and outstanding respectively	7,930	7,780
Additional paid — in capital	30,391,089	30,341,239
Deficit accumulated during the exploration stage	(25,790,980)	(12,774,095)

TOTAL SHAREHOLDERS’ EQUITY	4,608,039	17,574,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,638,123	$17,582,217

The accompanying notes are an integral part of these consolidated financial statements

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		March 28, 1995
	December 31		For the Period From
			(Inception) to
	2009	2008	December 31, 2009
REVENUES	$—	$—	$—

TOTAL REVENUES	—	—	—

EXPENSES:
Exploration cost	53,933	44,650	1,714,055
General and administrative	221,582	2,142,271	15,386,897

TOTAL OPERATING EXPENSES	275,515	2,186,921	17,100,952

NET LOSS FROM OPERATIONS	(275,515)	(2,186,921)	(17,100,952)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	—	(50,000)	(50,000)
Gain of forgiveness of debt	—	3,941	1,828,932
Gain on sale of mining properties	—	—	2,100,000
Write Off	(3,774)	(13,874)	(17,648)
Asset impairment expenses	(12,744,110)	—	(12,744,110)
Miscellaneous Income	6,097	—	6,097
Gain (loss) on foreign exchange rate transactions	404	(2,044)	149,448
Interest expense	—	—	(3,277)
Interest income	13	—	40,530

TOTAL OTHER EXPENSES	(12,741,370)	(61,977)	(8,690,028)

NET LOSS	$(13,016,885)	$(2,248,898)	$(25,790,980)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	39,023,726	27,951,703

LOSS PER COMMON SHARES- BASIC	$(0.33)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- DILUTED	36,871,543	29,747,165

LOSS PER COMMON SHARES- DILUTED	$(0.35)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY( DEFICIT)
For the year ended December 31, 2009, 2008, 2007, 2006, 2005, and 2004

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total
Balance December 31, 2003	800,882	$160	$1,537,445	$(1,615,706)	$(78,101)
Issuance of common stock for mining claims — related party	2,016,800	404	19,764	—	20,168
Issuance of common stock for mining claims	11,000	2	176,998	—	177,000
Issuance of common stock for directors fees	6,000	1	41,999	—	42,000
Issuance of common stock for consulting fees	463,813	93	4,430,167	—	4,430,260
Issuance of common stock for management fees	80,000	16	527,984	—	528,000
Issuance of common stock for financing fees	4,000	1	23,999	—	24,000
Issuance of common stock for cancellation of letter of intent and services	310,000	62	324,938	—	325,000
Sale of common stock	215,600	43	1,208,261	—	1,208,304
Capital contribution	—	—	68,408	—	68,408
Net loss	—	—	—	(7,717,947)	(7,717,947)

Balance December 31, 2004	3,908,095	$782	$8,359,963	$(9,333,653)	$(972,908)
Sale of common stock	2,000,000	400	499,600	—	500,000
Net loss				(213,799)	(213,799)

Balance December 31, 2005	5,908,095	$1,182	$8,859,563	$(9,547,452)	$(686,707)
Cancellation of common stock	(1,223,000)	(245)	245	—	—
Issuance of common stock for consulting fees	700,000	140	1,574,860	—	1,575,000
Issuance of common stock for services rendered	33,802	7	43,500	—	43,507
Issuance of common stock for directors fees	10,000	2	32,498	—	32,500
Issuance of common stock for satisfaction of debt	6,567	1	19,699	—	19,700
Issuance of common stock for salary	210,605	42	684,426	—	684,468
Net loss	—	—	—	(415,270)	(415,270)

Balance December 31, 2006	5,646,069	$1,129	$11,214,791	$(9,962,722)	$1,253,198
Issuance of common stock for directors fees	30,000	6	22,494	—	22,500
Net loss	—	—	—	(562,475)	(562,475)

Balance December 31, 2007	5,676,069	$1,135	$11,237,285	$(10,525,197)	$713,223
Sale of common stock	916,667	183	274,817	—	275,000
Issuance of common stock for management fees	1,000,000	200	499,800	—	500,000
Issuance of common stock for mining claims	30,440,184	6,089	17,338,022	—	17,344,111
Issuance of common stock for termination of service	220,331	44	132,154	—	132,198
Issuance of common stock for consulting fees	644,804	129	386,753	—	386,882
Fair market value of options granted	—	—	712,407	—	712,407
Dividends	—	—	(240,000)	—	(240,000)
Net loss	—	—	—	(2,248,898)	(2,248,898)

Balance December 31, 2008	38,898,055	$7,780	$30,341,239	$(12,774,095)	$17,574,924
Sale of common stock	5,000,000	1,000	49,000	—	50,000
Cancellation of common stock	(4,248,037)	(850)	850	—	—
Net loss	—	—	—	(13,016,885)	(13,016,885)

Balance December 31, 2009	39,650,018	7,930	30,391,089	(25,790,980)	4,608,039

The accompanying notes are an integral part of these consolidated financial statements

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Year Ended		March 28, 1995
	December 31		(Inception) to
	2009	2008	December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(13,016,885)	$(2,248,898)	$(25,790,980)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock compensation	—	1,731,489	10,836,792
Changes in operating assets and liabilities:
Prepaid	(3,000)	—	(3,000)
Other receivable	2,333	1,637	—
Asset impairment expenses	12,744,110	—	12,744,110
Mining camp	—	50,000	50,000
Accounts payable	(2,105)	(3,596)	375,845
Accrued expenses	24,896	—	29,052

Net cash used in operating activities	(250,651)	(469,368)	(1,758,181)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends	—	(240,000)	(240,000)
Sale of common stock	50,000	275,000	2,033,304

Net cash provided by (used in) financing activities	50,000	35,000	1,793,304

Net Increase (decrease) in cash	(200,651)	(434,368)	35,123

Cash and cash equivalents at beginning of period	235,774	670,142	—

Cash and cash equivalents at end of period	$35,123	$235,774	$35,123

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	—	—	—

Taxes	—	—	—

The accompanying notes are an integral part of these consolidated financial statements

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
Going Concern
As shown in the accompanying financial statements, the Company has incurred net losses of $13,016,885 and $2,248,898 during the years ended December 31, 2009 and 2008, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to explore new mining opportunities and possibly form joint ventures with other exploration and mining interests. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
Earnings per share
The Company computes basic and diluted loss per share amounts for December 31, 2009 and 2008, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”
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
Our policy for interest and penalties on material uncertain income tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. The Company did not incur material income tax interest or penalties during the year ended December 31, 2009.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2009 because of the relatively short maturity of the instruments.
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

NOTE 2 — ACCOUNTING STANDARDS UPDATES
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
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

NOTE 2 — ACCOUNTING STANDARDS UPDATES(Continued)
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
In December 2009, the FASB has published ASU 2010-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions. In December 2009, the FASB has published ASU 2010-16 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on April 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.
In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.
In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU

NOTE 2 — ACCOUNTING STANDARDS UPDATES(Continued)
also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.
In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.
In January 2010, the FASB has published ASU 2010-05 “Compensation — Stock Compensation (Topic 718)- Escrowed Share Arrangements and the Presumption of Compensation.
ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.
Other ASUs not effective until after December 31 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
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
NOTE 4 RELATED PARTY
The company rents office space and administrative services on a month to month basis from a related party at an average rate of $3,000 per month. Administrative services provided include bookkeeping, copying and printing, courier services, and telephone. Total expense for rent and administrative fees paid to this related party for the year ended December 31, 2009 was $36,000.
Note 5: Prepaid Expenses
In December 2009, the company paid $3,000 towards consulting services for January 2010.

NOTE 6 EQUITY
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

NOTE 6 EQUITY (continued)
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

NOTE 6 EQUITY (continued)
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
2006- Stock issued for consulting services
During November 2006, 700,000 common shares were issued for consulting fees. The fair market value at time of issuance was valued at $1,575,000.
2006- Common stock issued for services rendered
In November 2006, the Company issued 32,740 common shares for legal services and 1,062 for staking claims in the Porcupine Mining Division for a value of $43,507.

NOTE 6 EQUITY (continued)
2006- Common stock issued for directors fees
On November 1, 2006, 10,000 common shares for director’s fees were issued at fair market value of $32,500.
2006- Common stock issued for satisfaction of debt
In November 2006, the company issued 6,567 common shares valued at $19,700 for satisfaction of debt.
2006- Common stock issued for salary
In November 2006, 210,605 common shares were issued in lieu of salary. The fair market value at time of issuance was $684,468.
2007- Reverse stock split
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

NOTE 6 EQUITY (continued)
2008- Stock issued for consulting services
On January 31, 2008, 544,804 common shares of the company were issued to D.R.R. Capital Corporation for consulting fees.
On January 31, 2008, Gilla entered into an Option Agreement with D.R.R. Capital Corporation (DRR), in which Gilla issued an option to DRR to purchase up to 544,804 common shares of Gilla at an exercise price of $0.75. The Option Agreement expires on January 31, 2010.
On October 29, 2008 1,000,000 Common Shares of the company were issued to Credifinance Capital Corporation as a fee.
2008- Stock issued for termination of services
On January 31, 2008, Gilla issued 220,311 of common stock for termination of services.
2008-Sale of common stock
In October 2008, the Company sold a total of 916,667 shares of common stock for net proceeds of $275,000.00.
2009-Cancellation of common stock
On October 28, 2009, 4,248,037 Shares were returned to Treasury.
2009-Sale of common stock
On October 31, 2009, Gilla Inc. completed a Private Placement for 5 million shares for proceeds of $50,000 at $0.01 per share. The sole subscriber was Credifinance Capital Corp., a shareholder of the Corporation.

B)Stock Options and Warrants
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

2009
Expected Dividend Yield	$—
Risk Free Interest Rate	—
Expected Volatility	138%

Expected Term	< 1 Year
A summary of the options outstanding, which were granted for cash or services are presented below:

	NUMBER OF	WEIGHTED
	OPTIONS AND	AVERAGE
	WARRANTS	EXERCISE PRICE
Stock Options

Balance at December 31, 2007	—	—

Granted	5,144,804	$0.60
Exercised	—	—
Forfeited	—	—
Terminated	—	—

Balance at December 31, 2008	5,144,804	$0.60
Granted	—	—
Exercised	—	—

	NUMBER OF	WEIGHTED
	OPTIONS AND	AVERAGE
	WARRANTS	EXERCISE PRICE
Forfeited	(4,600,000)	$0.60
Terminated	—	—

Balance at December 31, 2009	544,804	$0.60

Weighted average fair value of options granted for services during 2009		$0.60

NOTE 7 EARNINGS PER SHARE
Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$(13,016,885)
Less preferred stock dividends	—
Income available to common stockholders — Basic earnings per share	(13,016,885)	39,023,726	$(0.33)
Effect of dilutive securities no dilutive securities	—	—	—

Income available to common stockholders — Diluted earnings per share	$(13,016,885)	$36,871,543	$(0.35)

NOTE 8 INCOME TAXES
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2009.
There was no income tax expense for the year ended December 31, 2009.
The Company’s benefit differs from the “expected” benefit for the year ended December 31, 2009 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

	December 31,
	2009	2008
Computed “expected tax benefit	$(4,946,416)	$(854,581)
Benefit of operating loss carryforwards	—	—
Valuation allowance	4,946,416	854,581

Net tax benefit	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 are as follows:

Deferred Tax Assets	December 31, 2009
Current Deferred Tax Assets	$—
Net operating loss carryforward	9,800,572

Total gross deferred Tax Assets Less valuation allowance	$(9,800,572)

Net deferred tax assets	$—

The Company has a net operating loss carryforward of approximately $25,790,980 available to offset future taxable income through 2028.
NOTE 9 SUBSEQUENT EVENTS
On January 28, 2010 Gilla Inc. authorized the Issuance of 200,000 common shares in the capital stock of the company at a price of $0.0002 per share, $40.00, to be in settlement with RM Communications Inc. In March 2010, a shareholder subscribed to 300,000 common shares in the capital stock of the company at a price of $0.04 per share, for a total of $12,000.00.

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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. the company’s internal control over financial reporting is effective based on those criteria.
ITEM 9B OTHER ITEMS
Please refer to the financial statements for additional costs and expenditures and other financial information.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	63	President/Chief Financial Officer/Director

Linda Kent	54	Corporate Secretary &Treasurer Director

Daniel Barrette	45	Chief Operating Officer Director

Stanley D. Robinson	60	Director
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
Ms. Kent has worked in the securities brokerage industry since 1979
Mr. Daniel Barrette
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
The Audit Committee is composed of Daniel Barrette, Linda Kent, and Georges Benarroch. The Audit Committee did not meet in 2009. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Georges Benarroch the Company’s President/Director, Linda Kent the Company’s Corporate Secretary Treasurer, Daniel Barrette the Company’s Chief Operating Officer, for all services rendered in all capacities to the company for the years ended December 31, 2009, 2008 and 2007.

				Other	Restricted
				Annual	Option Stocks/
		Salary	Bonus	Compensation	Payouts Awarded
Name/Title	Year	$	$	$	#

Georges Benarroch	2009	—	—	—	—
President/CEO	2008	6,666	—	—	100,000
	2007	80,000	—	—	10,000
Linda Kent	2009	—	—	—	—
Secretary/Treasurer	2008	10,917	—	—	100,000
	2007	65,000	—	—	10,000
Daniel Barrette	2009	36,000	—	—	—
COO	2008	3,000	—	—	—
	2007	—	—	—	—
OPTIONS/SAR GRANTS TABLE
There were no options granted to employees and no grants to key employees in fiscal year 2009.
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
None of the directors or senior officers of Gilla and no associate of any of the directors or senior officers of Gilla was indebted to the Company during the financial period ended December 31, 2009 of Gilla other than for routine indebtedness.
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

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class
Common	Georges Fotso	10,000,000	25%
Common	Capital Venture Facilitators (1)	6,392,150	16%
Common	Credifinance Capital Corp. (2)	7,339,752	18%

(1)	Georges Fotso has direct/indirect control of Gilla shares held by Capital Venture Facilitators.
(2)	Credifinance Capital Corp. is a privately held Delaware corporation. Georges Benarroch is the President & Chief Financial Officer of Credifinance Capital Corp.
B) SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class
Common	Daniel Barrette/Chief Operating Office	200,000	0.50%
Common	Linda Kent/Corporate Secretary Treasurer Director	502,530	1%
Common	Georges Benarroch (1)	9,422,616	24%

(1)	Mr. Benarroch’s shares include the shares held by Credifinance Capital Corp. and FRD Trust which he is either the beneficiary of the trust or has voting power of.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Detail of related party transactions are described in note 4 & 5 of the Financial Statements.
(B) TRANSACTIONS WITH PROMOTERS
Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 7,339,752 common shares representing 18% of issued shares.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Board of Directors appointed Jewett, Schwartz, Wolfe and Associates. (“Jewett”) as our independent auditors for the fiscal year ending December 31, 2009.
(1) Audit Fees
Jewett, Schwartz, Wolfe and Associates, Independent Registered Public Accounting firm billed an aggregate of $32,000 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended December 31, 2009 included in our annual report on Form 10-K and review of our interim financial statements included in our quarterly reports on Form 10-Q.
(2) Audit Related Fees
No other professional services were rendered by Jewett, Schwartz, Wolfe and Associates for audit related services rendered during the fiscal year ended December 31, 2009, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.
(3) Tax Fees
No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal year ended December 31,2009.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31 2010 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY INCITATIONS)
By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	March 31,2010
Chief Financial Officer Director