Form 10-Q
period 2010-03-31
GILLA INC.
filed 2010-05-17
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes   ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,340,868 Common Shares-$0.0002 Par Value as  of May 10, 2010

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(UNAUDITED)	AUDITED
ASSETS
CURRENT ASSETS
Cash	$5,565	$35,123
Prepaid expenses	-	3,000

TOTAL CURRENT ASSETS	5,565	38,123

Mining rights	4,600,000	4,600,000

TOTAL ASSETS	$4,605,565	$4,638,123

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$29,724	$5,188
Accrued Liabilities	4,000	24,896

TOTAL LIABILITIES	33,724	30,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
23,160,868 and 39,650,018 shares issued and outstanding respectively	4,631	7,930
Additional paid - in capital	30,422,388	30,391,089
Deficit accumulated during the exploration stage	(25,855,178)	(25,790,980)

TOTAL SHAREHOLDERS' EQUITY	4,571,841	4,608,039

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,605,565	$4,638,123

GILLA, INC.
(FORMERYLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended
	March 31,
	2010	2009

REVENUES	$-	$-

TOTAL REVENUES	-	-

EXPENSES:
Exploration cost	-	40,038
General and administrative	48,122	48,147

TOTAL OPERATING EXPENSES	48,122	88,185

NET LOSS FROM OPERATIONS	(48,122)	(88,185)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	-	-
Gain of forgiveness of debt	-	-
Gain on sale of mining properties	-	-
Write Off	-	-
Asset impairment expenses	-	-
Miscellaneous Income (Loss)	-	6,097
Legal settlement charges	(16,000)	-
Gain (loss) on foreign exchange rate transactions	(76)	2,148
Interest expense	-	-
Interest income	-	13
TOTAL OTHER EXPENSES	(16,076)	8,258

NET LOSS	$(64,198)	$(79,927)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC	39,787,694	38,898,055

LOSS PER COMMON SHARES-
BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING- DILUTED	39,787,694	44,042,859

LOSS PER COMMON SHARES-
DILUTED	$(0.00)	$(0.00)

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended
	March 31
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(64,198)	$(79,927)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock toward legal settlement charges	16,000	-
Stock compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	3,000	-
Other receivable	-	(1,147)
Asset impairment expenses	-	-
Mining camp	-	12,116
Accounts payable	24,536	-
Accrued expenses	(20,896)	-
Net cash used in operating activities	(41,558)	(68,958)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends distributions	-	-
Sale of common stock	12,000	-
Net cash provided by financing activities	12,000	-

Net Increase (decrease) in cash	(29,558)	(68,958)

Cash a at beginning of period	35,123	235,774

Cash at end of period	$5,565	$166,816

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-
Taxes	-	-

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gilla Inc. ("Gilla" or the "Company") was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc.  The shareholders approved name changes on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and March 30, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively. On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, a United States Subsidiary and a Canadian Subsidiary.  Prior to the merger in September 1999, the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems.  The Company’s activities are currently focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting   policies considered to be significant by the company’s management.

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

Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of  its operations and consolidated  cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the December 31, 2009 audited annual consolidated financial statements of Gilla Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2009 annual  consolidated audited financial statements.

Operating results for the three months  are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has had recurring losses.  The Company’s net loss was $64,198 and $79.927 for the three months ended  March 31, 2010 and 2009, respectively, and net cash used in operations totaled $41,558and $68,958 for the three months ended  March 31 2010 and 2009, respectively.  Shareholders’ equity of $4,571,841 and an accumulated deficit of $25,855,178 at March 31, 2010 raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. Our management recognizes that we must generate additional resources and that we must successfully implement our business plan and achieves profitable operations. We cannot assure that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be adversely affected.

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

Use of Estimates

The preparation of consolidated  financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of these financials statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3 - MINING RIGHTS

On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets.  On December 18, 2008, 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra mining rights, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola.  Management has determined the fair value of the Angolan mining rights at March 31, 2010 to be $4,600,000.

NOTE 4 - ACCOUNTING STANDARDS UPDATES

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

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.    The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s consolidated results of operations, cash flows or financial positions.

In January 2010, the FASB has published ASU 2010-05 “Compensation – Stock Compensation (Topic 718)- Escrowed Share Arrangements and the Presumption of Compensation.  ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

Other ASUs not effective until after March 31,2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 - EQUITY

On January 28, 2010, 200,000 Common Shares of the company were issued to RM Communication in settlement of a law suit.   The shares were valued at $16,000.

In March 2010, 16,992,150 shares of common stock held by these Defendants have been returned to the Company for cancellation. Defendant DRR Capital Corporation is not part of the Settlement Agreement.

In March 2010, Gilla Inc. completed a Private Placement for 300,000 common shares for proceeds of $12,000 at $0.04 per share.  The sole subscriber was a shareholder of the Corporation.

NOTE 6 – SUBSEQUENT EVENTS

In recognition of successfully obtaining mining permits in the Democratic Republic of Congo, Daniel Barratte received from the Company a bonus of $50,000, paid in 1,000,000  common shares of the Corporation.

In recognition of consulting services provided by Daniel Barratte for the period March to May 2010, the Company issued Mr. Barratte 180,000 common shares in lieu of cash compensation for a total of $9,000, at an agreed amount of $3,000 per month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential, and future growth through exploration discoveries.

Gilla is pleased to announce that following the applications made by it’s 100% owned Congolese subsidiary, GISOR SPRL, (“GISOR”) on 999 «carrés miniers» consisting of 4 gold properties located in the Democratic Republic of Congo (DRC), the Company was granted an “Avis Favorable” for 4 properties on March 10, 2010, by the Cadastre Minier (CAMI).  The Certificates evidencing the grant of the permits should be delivered in the next few months.  The Certificates entitle GISOR to conduct gold exploration on the granted Exploration Licences (Permis de Recherches “PR”) on an area covering approximately 849 square kilometres (84,900 Hectares / 328 Square Miles).

“It should be noted that the permits represent a sizeable position for Gilla in the area, considering the lack of available permits and high demand for any permits that become available.  The permits are located in well established gold areas coveted by other DRC players looking to add valuable prospective gold assets to their portfolios.” said Daniel Barrette, Chief Operations Officer of the Company, who added: “We are delighted with the co-operation GISOR has secured in the DRC and of the efficacy of all the individuals who have been instrumental in securing the “carrés miniers””.

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

The certificate of Mr. Mathurin Djekam representing 4,248,037 shares of common stock was returned to Gilla treasury and cancelled on October 22, 2009 at which date the Company has dismissed its claims against Mr. Mathurin Djekam.   On March 2nd, 2010, the Company entered into a Settlement Agreement dismissing claims against Defendants Georges Fotso, Capital Venture Facilitators LLC, Marie-Gisele Momo Minlo and Pauline NGO Papa (the “Fotso Group”). As per the terms of the Settlement Agreement, certificates representing 16,992,150 shares of common stock held by these Defendants have been returned to the Company for cancellation. Defendant DRR Capital Corporation is not part of the Settlement Agreement as it has not yet returned to the Company 544,808 common shares for cancellation.   The Settlement Agreement also acknowledges that Georges Fotso has resigned as a director of Gilla and its Cameroon subsidiary Free Mining Company S.A. (“FMC”) on January, 30, 2009. Under the terms of the Settlement Agreement, the Fotso Group will retain the $100,000 cash consideration previously paid to them on January 31, 2008.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2009. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of  March 31, 2010, the Company has current assets in the form of cash of  $5,565,  and current liabilities of $33,724. The Company’s accumulated  losses to date are $25,855,178.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $2.25 (high) and $0.02(low). In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:

Credifinance Capital Corp. owned approximately 32% of our common stock; Finance Research & Development (FRD) Trust owned approximately 5% as of  March 31, 2010. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

RESULTS OF OPERATIONS FOR THE  THREE MONTHS ENDED MARCH 31, 2010

The Registrant conducted no actual mining operation during the three months ended  March 31, 2010. As such, it had no revenues as described in the financial statements, attached hereto.  However, the Company had total operating expenses of $64,198.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 we had $5,565 in cash. We anticipate total expenditures in  2010 for general and administrative expenses  and legal expenses to be approximately $200,000. The amount spent for this expense will be directly affected by our capital raising ability.

These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.
As of March 31, 2010, the Company had current assets of $5,565 compared to current liabilities of $33,724 resulting in working capital deficient of $28,159.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On January 28, 2010 Gilla Inc. authorized the Issuance of 200,000 common shares in the capital stock of the company at a price of $0.08 per share, $16,000, to be in settlement with RM Communications Inc.

On March 2nd, 2010, the Company entered into a Settlement Agreement dismissing claims against Defendants Georges Fotso, Capital Venture Facilitators LLC, Marie-Gisele Momo Minlo and Pauline NGO Papa (the “Fotso Group”). As per the terms of the Settlement Agreement, certificates representing 16,992,150 shares of common stock held by these Defendants have been returned to the Company for cancellation. Defendant DRR Capital Corporation is not part of the Settlement Agreement as it has not yet returned to the Company 544,808 common shares for cancellation.

The Settlement Agreement also acknowledges that Georges Fotso has resigned as a director of Gilla and its Cameroon subsidiary Free Mining Company S.A. (“FMC”) on January, 30, 2009. Under the terms of the Settlement Agreement, the Fotso Group will retain the $100,000 cash consideration previously paid to them on January 31, 2008.

ITEM 2. CHANGES IN SECURITIES

In January 2010, 200,000 common shares were issued in settlement  with RM Communications at $0.0002 per share for a total of $16,000

In March 2010, 16,992,150 common  shares were returned to Treasury.

In March 2010, Gilla Inc. completed a Private Placement for 300,000 common shares for proceeds of $12,000 at $0.04per share.  The sole subscriber a shareholder of the Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Item 2 and Item 5

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2010 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)

By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch
Georges Benarroch	President, Chief Financial Officer and Director	May 14, 2010