Form 10-Q
period 2010-06-30
GILLA INC.
filed 2010-08-16
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

24,337,766 Common Shares-$0.0002 Par Value as  of  August 11, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(UNAUDITED)	AUDITED
ASSETS

CURRENT ASSETS
Cash	$9,510	$35,123
Prepaid expenses	-	3,000

TOTAL CURRENT ASSETS	9,510	38,123

Mining rights	4,600,000	4,600,000

TOTAL ASSETS	$4,609,510	$4,638,123

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$41,639	$5,188
Accrued Liabilities	14,000	24,896
Loan Payable-Related Party	10,000	-

TOTAL LIABILITIES	65,639	30,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
24,337,766 and 39,650,018 shares issued and outstanding respectively	4,867	7,930
Additional paid - in capital	30,481,151	30,391,089
Deficit accumulated during the exploration stage	(25,942,147)	(25,790,980)

TOTAL SHAREHOLDERS' EQUITY	4,543,871	4,608,039

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,609,510	$4,638,123

GILLA, INC.
(FORMERYLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended		For the Six Months		March 28, 1995
	June 30,		June 30,		For the Period From
					(Inception) to
	2010	2009	2010	2009	June 30 , 2010

REVENUES	$-	$-	-	$-	$-

TOTAL REVENUES	-	-	-	-	-

EXPENSES:
Exploration cost	53,792	-	53,792	40,038	1,767,847
General and administrative	33,207	46,223	81,299	94,369	15,468,196

TOTAL OPERATING EXPENSES	86,999	46,223	135,091	134,407	17,236,043

NET LOSS FROM OPERATIONS	(86,999)	(46,223)	(135,091)	(134,407)	(17,236,043)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	-	-	-	-	(50,000)
Gain of forgiveness of debt	-	-	-	-	1,828,932
Gain on sale of mining properties	-	-	-	-	2,100,000
Write Off	-	(3,774)	-	(3,774)	(17,648)
Asset impairment expenses	-	(12,744,110)	-	(12,744,110)	(12,744,110)
Miscellaneous Income (Loss)	-	-	-	6,097	6,097
Legal settlement charges	-	-	(16,000)	-	(16,000)
Gain (loss) on foreign exchange rate transactions	-	(1,604)	(76)	544	149,372
Interest expense	-	-	-	-	(3,277)
Interest income	-	-	-	13	40,530
TOTAL OTHER EXPENSES	-	(12,749,488)	(16,076)	(12,741,230)	(8,706,104)

NET LOSS	$(86,999)	$(12,795,711)	(151,167)	$(12,875,637)	$(25,942,147)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC	23,585,678	38,898,055	31,889,664	38,898,055

LOSS PER COMMON SHARES-
BASIC	$(0.00)	$(0.33)	(0.00)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING- DILUTED	23,585,678	44,042,859	31,889,664	44,042,859

LOSS PER COMMON SHARES-
DILUTED	$(0.00)	$(0.29)	(0.00)	$(0.29)

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended		March 28, 1995
	June 30		(Inception) to
	2010	2009	June 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(151,167)	$(12,875,637)	$(25,942,147)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock toward legal settlement charges	16,000	-	16,000
Issuance of common stock for services	59,000	-	10,895,792
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(3,000)	-
Other receivable	-	2,333	-
Asset impairment expenses	-	12,744,110	12,744,110
Mining camp	-	-	50,000
Accounts payable	36,450	(2,190)	412,295
Loans payable: related party	10,000	-	10,000
Accrued expenses	(10,896)	-	18,156
Net cash used in operating activities	(37,613)	(134,384)	(1,795,794)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends distributions	-	-	(240,000)
Sale of common stock	12,000	-	2,045,304
Net cash provided by financing activities	12,000	-	1,805,304

Net Increase (decrease) in cash	(25,613)	(134,384)	9,510

Cash a at beginning of period	35,123	235,774	-

Cash at end of period	$9,510	$101,390	$9,510

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities
Issuance of common stock towards legal settlement	$16,000	$-	$16,000
Issuance of comon stock for services	$59,500	$-	$10,895,792

GILLA, INC.
(formerly OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
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

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has had recurring losses.  The Company’s net loss was $151,167 and $12,875,637 for the six months ended  June 30, 2010 and 2009, respectively, and net cash used in operations totaled $47,613and $134,384 for the six months ended  June 30 2010 and 2009, respectively.  Shareholders’ equity of $4,543,871 and an accumulated deficit of $25,942,147 at June 30, 2010 raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

The Company is currently exploring options to raise capital for operation and obtaining technical compliant report on some of its properties in the Democratic Republic of  Congo.  The company is evaluating requirements for  senior listing. Most of all, the company will continue to acquire mining properties.

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

NOTE 3 - MINING RIGHTS

On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra for substantially all of Terra assets.  On December 18, 2008, 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra mining rights, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola.  Management has determined the fair value of the Angolan mining rights at June 30, 2010 to be $4,600,000.

NOTE 4 - ACCOUNTING STANDARDS UPDATES

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions

NOTE 4 - ACCOUNTING STANDARDS UPDATES (Continued)

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010.  The adoption of this ASU did not have a material impact on our consolidated financial statements

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

In April 2010, 1,180,000 common shares were issued to Daniel Barratte. 1,000,000 common shares, valued at $50,000 in lieu of cash as a bonus for obtaining mining permits in the Democratic Republic of Congo, and . 180,000 common shares valued at $9,000 were issued in lieu of cash for consulting services.

NOTE 6 – LOANS PAYABLE – RELATED PARTY

During the three months ended June 30, 2010, the Company borrowed $10,000 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, and included in the loans payable, related party balance

NOTE 7 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s Consolidated  financial states and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential, and future growth through exploration discoveries.

Gilla is pleased to announce that it has received confirmation that the application for Mineral Rights made by its 100% owned Congolese subsidiary, GISOR SPRL (“GISOR”), was successful. The Company was granted approval (“Avis Favorable”) on August 9, 2010, by the Cadastre Minier (CAMI) of a concession covering  451 «carrés miniers» or 383 square kilometres (38,300 Hectares) (Mwenga Project) located in the South-Kivu Province, Democratic Republic of Congo (“DRC”).

The Certificate entitles GISOR to conduct gold and diamond exploration on the awarded Exploration Licence (Permis de Recherches “PR”).

In addition to GILLA’s four (4) Licences obtained, as reported in June 2010, GILLA has successfully secured to date in the DRC a total area of 1,450 «carrés miniers» or 1,232 square kilometres (123,200 Hectares) distributed amongst five concessions located in the Oriental and South Kivu Provinces.

“Further to the four (4) Licenses we already received, we are extremely pleased to have been granted the final approval on this concession which was of great interest to a number of parties due to its very strategic position” said Georges Benarroch, President of GILLA INC. “We consider the location strategic because of its location in the Lugushwa area known for its gold occurrences, and for being contiguous to BANRO CORP’s (TSX-BAA) mining licences” said Daniel Barrette, COO of GILLA Inc.

Banro’s Licences in the Lugushwa area cover a total of 641 square kilometres. It has announced an inferred resource of  37Mt averaging 2.3g/t.

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

Following the death of the principal shareholder of Salutar, Gilla is now in the processs to negotiate a new venture agreement with the heirs of the property.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2009. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of  June 30, 2010, the Company has current assets in the form of cash of  $9,510,  and current liabilities of $65,639. The Company’s accumulated  losses to date are $25,992,147.

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

OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:

Credifinance Capital Corp. owned approximately 32% of our common stock; Finance Research & Development (FRD) Trust owned approximately 5% as of  June 30, 2010. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

RESULTS OF OPERATIONS FOR THE  SIX MONTHS ENDED JUNE 30, 2010

The Registrant conducted no actual mining operation during the three months ended  June 30, 2010. As such, it had no revenues as described in the financial statements, attached hereto.  However, the Company had total operating and other expenses of $151,167.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 we had $9,510 in cash. We anticipate total expenditures in  2010 for general and administrative expenses  and legal expenses to be approximately $200,000. The amount spent for this expense will be directly affected by our capital raising ability.

These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.

As of  June 30 ,2010 , the Company had current assets of $9,510 compared to current liabilities of $65,639 resulting in working capital deficient of $56,129.

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

    In April 2010, 1,180,000 common shares were issued to Daniel Barratte. 1,000,000 common shares, valued at $50,000 in lieu of cash as a bonus for obtaining mining permits in the Democratic Republic of Congo, and . 180,000 common shares valued at $9,000 were issued in lieu of cash for consulting services.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Item 2 and Item 5

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 30, 2010 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)

By:	/s/ Georges Benarroch
Georges Benarroch
President &Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	August 16, 2010
Georges Benarroch