Form 10-Q
period 2010-09-30
GILLA INC.
filed 2010-11-15
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☑No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,277,766 Common Shares-$0.0002 Par Value as  of  November 12, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of September 30, 2010 (Unaudited) and Consolidated Balance Sheet as of December 31, 2009	3

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from March 28, 1995 (Inception) to September 30, 2010	4

	Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2010 and 2009 and for the period from March 28, 1995 (Inception) to September 30, 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Control and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,815	$35,123
Prepaid expenses	-	3,000

TOTAL CURRENT ASSETS	8,815	38,123

Mining rights	4,600,000	4,600,000

TOTAL ASSETS	$4,608,815	$4,638,123

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,758	$5,188
Accrued Liabilities	28,500	24,896
Loan Payable-Related Party	77,217	-

TOTAL LIABILITIES	116,475	30,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
27,277,766 and 39,650,018 shares issued and outstanding
as of September 30, 2010 and December 30, 2010	5,455	7,930
Additional paid - in capital	30,627,564	30,391,089
Deficit accumulated during the exploration stage	(26,140,679)	(25,790,980)

TOTAL SHAREHOLDERS' EQUITY	4,492,340	4,608,039

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,608,815	$4,638,123

See accompanying notes to the unaudited consolidated financial statements.

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period From
					March 28, 1995
	For the Quarter Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30 ,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	-	$-	$-

TOTAL REVENUES	-	-	-	-	-

EXPENSES:
Exploration cost	58,500	-	112,292	40,038	1,826,347
General and administrative	140,035	39,671	221,331	134,042	15,608,228

TOTAL OPERATING EXPENSES	198,535	39,671	333,623	174,080	17,434,575

NET LOSS FROM OPERATIONS	(198,535)	(39,671)	(333,623)	(174,080)	(17,434,575)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	-	-	-	-	(50,000)
Gain of forgiveness of debt	-	-	-	-	1,828,932
Gain on sale of mining properties	-	-	-	-	2,100,000
Asset impairment expenses	-	-	-	(12,744,110)	(12,744,110)
Miscellaneous Income (Loss)	-	-	-	2,323	(11,551)
Legal settlement charges	-	-	(16,000)	-	(16,000)
Gain (loss) on foreign exchange rate transactions	-	(118)	(76)	427	149,372
Interest expense	-	-	-	-	(3,277)
Interest income	-	-	-	13	40,530
TOTAL OTHER INCOME (EXPENSES)	-	(118)	(16,076)	(12,741,347)	(8,706,104)

NET LOSS	$(198,535)	$(39,789)	(349,699)	$(12,915,427)	$(26,140,679)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC	24,657,331	38,898,055	28,453,209	38,898,055

LOSS PER COMMON SHARES-
BASIC	$(0.01)	$(0.00)	(0.01)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING- DILUTED	24,657,331	44,042,859	28,453,209	44,042,859

LOSS PER COMMON SHARES-
DILUTED	$(0.01)	$(0.00)	(0.01)	$(0.29)

See accompanying notes to the unaudited consolidated financial statements.

GILLA, INC.
(FORMERLY OSPREY GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30		March 28, 1995(Inception) to September 30,
	2010	2009	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(349,699)	$(12,915,427)	$(26,140,679)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock toward legal settlement charges	16,000	-	16,000
Issuance of common stock for services	206,000	-	11,042,792
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(3,000)	-
Other receivable	-	2,333	-
Asset impairment expenses	-	12,744,110	12,744,110
Mining camp	-	-	50,000
Accounts payable	5,570	(2,070)	381,415
Accrued expenses	3,604	-	32,656
Net cash used in operating activities	(115,525)	(174,054)	(1,873,706)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends distributions	-	-	(240,000)
Loans Payable -Related Party	77,217	-	77,217
Sale of common stock	12,000	-	2,045,304
Net cash provided by financing activities	89,217	-	1,882,521

Net Increase (decrease) in cash and cash equivalents	(26,308)	(174,054)	8,815

Cash and cash equivalents at beginning of period	35,123	235,774	-

Cash and cash equivalents at end of period	$8,815	$61,720	$8,815

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

See accompanying notes to the unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gilla Inc. ("Gilla" or the "Company") was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc.  The shareholders approved name changes on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and March 30, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively. On February 5, 2007 the board of directors approved the creation of two subsidiaries of the Company, a United States Subsidiary and a Canadian Subsidiary. The Company will focus entirely on the Cameroon and The Democratic Republic of  the Congo.  operation and has relinquished both of its subsidiaries. Prior to the merger in September 1999, the Company's activities had been in the development of proprietary technology and services using smart and remote memory cards and wireless and landline networks in the fields of commerce, publishing and network based systems.  The Company’s activities are currently focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.

The Company formed and acquired the 99% ownership interest in GISOR SPRL (“GISOR”), a foreign subsidiary, during the last quarter of 2009 and domiciled in The Democratic Republic of  the Congo. This subsidiary was formed and acquired solely for the purpose of acquiring mining rights. GISOR did not have significant business activities since its inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting   policies considered to be significant by the company’s management.

Principles of Consolidation

The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and its subsidiary, GISOR SPRL (GISOR).GISOR did not have significant activities and there were no significant intercompany transactions or balances between the Company and its subsidiary as of September 30, 2010.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of  its operations and consolidated  cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the December 31, 2009 audited annual consolidated financial statements of Gilla Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2009 annual  consolidated audited financial statements.

Operating results for the nine months  are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has had recurring losses.  The Company’s net loss was $349,699 and $12,915,427 for the nine months ended  September  30, 2010 and 2009, respectively, and net cash used in operations totaled $115,525 and $174,054  for the Nine months ended  September 2010 and 2009, respectively.  Shareholders’ equity of $4,492,340 and an accumulated deficit of $26,140,679 at September 30, 2010 raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

The Company is currently exploring options to raise capital for operation and obtaining technical compliant report on some of its mining properties in the Democratic Republic of  Congo.  The company will continue to acquire mining properties as and when required funding is available.

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

NOTE 3 - MINING RIGHTS

On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra to acquire substantially all of Terra assets.  On December 18, 2008, 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra mining rights, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola.  Management has determined the fair value of the Angolan mining rights at September 30, 2010 to be $4,600,000. As of September 30, 2010, the Company is in the process of arranging reserve studies and analysis report for ensuring reasonableness of fair value of mining rights and to determine whether there exists any impairment relative to valuation of mining rights.

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

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 – EQUITY

On January 28, 2010, 200,000 Common Shares of the company were issued to RM Communication in settlement of a law suit.   The shares were valued at $16,000.

In March 2010, 16,992,150 shares of common stock held by these individuals, Georges Fotso, Capital Venture Facilitators, LLC, Mathurin Djekam, Marie-Gisele Momo Minlo and Pauline NGO Bapa  have been returned to the Company for cancellation and which were subsequently cancelled. Defendant DRR Capital Corporation is not part of the Settlement Agreement.

In March 2010, Gilla Inc. completed a Private Placement for 300,000 common shares for proceeds of $12,000 at $0.04 per share.  The sole subscriber was a shareholder of the Corporation.

In April 2010, 1,180,000 common shares were issued to Daniel Barratte. 1,000,000 common shares, valued at $50,000 in lieu of cash as a bonus for obtaining mining permits in the Democratic Republic of Congo, and  180,000 common shares valued at $9,000 were issued in lieu of cash for consulting services.

In September 2010, 2,000,000 common Shares were issued to Georges Benarroch (one of the directors), valued at $100,000 in lieu of cash as  management  fee. In September 2010,  60,000 common shares were issued as directors fees, to each of our four directors, in lieu of cash . Total common shares issued as directors fees were 240,000 valued at $0.05 per share.

In September 2010, 700,000 common shares were issued, valued at $35,000 in lieu of cash as a bonus for obtaining additional mining permits in the Democratic Republic of Congo.

NOTE 6 – LOANS PAYABLE – RELATED PARTY

During the nine months ended September 30, 2010, the Company borrowed $77,217 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, and included in the loans payable, related party balance. The loan does not follow any specific repayment terms.

NOTE 7 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s Consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2009. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of  September 30, 2010, the Company has current assets in the form of cash of  $8,815,  and current liabilities of $116,475. The Company’s accumulated  losses to date are $26,140,679.

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

OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY:

Credifinance Capital Corp. owned approximately 27% of our common stock; as of  September 30, 2010. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

This is to report the pledge of 7,339,752 common shares owned by Credifinance Capital Corp to a corporate lender to secure indebtedness. This is reported on advice of counsel because the pledge of shares grants dispositive power to the lender, who may dispose of shares without further consent of owner in the event of default on the underlying indebtedness.

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

DEPRECIATION AND DEPLETION.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. The Company has not recorded any depletion charges for the nine months period ending September 30, 2010.

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

RESULTS OF OPERATIONS FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2010

The Registrant conducted no actual mining operation during the nine months ended  September 30, 2010. As such, it had no revenues as described in the consolidated financial statements, attached hereto.  However, the Company had total operating expenses of $333,623 and $174,080 for the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits  of $107,660 as of  September 30, 2010 and  a working capital  of  $8,039 as of   December 31, 2009.   Cash were $8,815  as of  September 30, 2010  and $116,476  as of December 31, 2009.

Cash  from operating activities

The Company’s cash outflow from operations of $115,525 for the nine months ended September 30, 2010 was $58,529  below cash flow from operations of $174,054 for the nine months ended September 30, 2009.

Cash from financing activities

The Company’s net cash inflow from financing activities of $89,217 as of September 30, 2010 was $89,217. The company had no financing activities during September 30, 2009.

As of September 30, 2010 we had $8,815 in cash. We anticipate total annualized expenditures in  2010 for general and administrative expenses  and legal expenses to be approximately $300,000. The amount spent for this expense will be directly affected by our capital raising ability.

These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures .  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2010 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 28, 2010 Gilla Inc. authorized the Issuance of 200,000 common shares in the capital stock of the company at a price of $0.08 per share, $16,000, to be in settlement with RM Communications Inc.

On March 2nd, 2010, the Company entered into a Settlement Agreement dismissing claims against Defendants Georges Fotso, Capital Venture Facilitators LLC, Marie-Gisele Momo Minlo and Pauline NGO Papa (the “Fotso Group”). As per the terms of the Settlement Agreement, certificates representing 16,992,150 shares of common stock held by these Defendants have been returned to the Company for cancellation. Defendant DRR Capital Corporation is not part of the Settlement Agreement as it has not yet returned to the Company 544,808 common shares for cancellation.)

The Settlement Agreement also acknowledges that Georges Fotso has resigned as a director of Gilla and its Cameroon subsidiary Free Mining Company S.A. (“FMC”) on January, 30, 2009. Under the terms of the Settlement Agreement, the Fotso Group will retain the $100,000 cash consideration previously paid to them on January 31, 2008.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERD SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2010, 200,000 common shares were issued in settlement  with RM Communications at $0.08 per share for a total of $16,000

In March 2010, 16,992,150 common  shares were returned and subsequently cancelled.

In March 2010, Gilla Inc. completed a Private Placement for 300,000 common shares for proceeds of $12,000 at $0.04per share.  The sole subscriber a shareholder of the Corporation.

In April 2010, 1,180,000 common shares were issued to Daniel Barratte. 1,000,000 common shares, valued at $50,000 in lieu of cash as a bonus for obtaining mining permits in the Democratic Republic of Congo, and  180,000 common shares valued at $9,000 were issued in lieu of cash for consulting services.

In September 2010, 700,000 common shares were issued in lieu of cash as a bonus for obtaining additional mining permits in the Democratic Republic of Congo. The common shares were valued at $35,000

In September 2010, a total of 240,000 common shares were issued in lieu of cash to the directors of the company. The common shares were valued at $12,000.

In September 2010, 2,000,000 common shares were issued in lieu of cash a management fees.  The common shares were valued at $100,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits on Page 18

 INDEX TO EXHIBITS

31.1	Section 302 Certification of principal executive officer.**

31.2	Section 302 Certification of principal financial and accounting officer.**

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2010 by the undersigned, thereunto authorized.

GILLA INC. (FORMERLY OSPREY GOLD CORP.)

By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	November 15, 2010