Form 10-K
period 2010-12-31
GILLA INC.
filed 2011-04-15
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2010, was approximately $ 474,367.50, based on the average bid and asked prices on such date of $0.03.  The registrant does not have any non-voting equities.

The Registrant had 28,777,766 shares of common stock, .0002 par value per share, outstanding on April 11, 2011

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Gilla Inc., which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management;; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

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

The Company formed and received a 99% ownership interest in GISOR SPRL (“GISOR”), a foreign subsidiary, during the last quarter of 2009 and domiciled in The Democratic Republic of the Congo. This subsidiary was formed solely for the purpose of acquiring mining rights. GISOR has not had significant business activities since its inception.

Business of Issuer

The Company is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis has been focused on properties containing gold and other strategic minerals that are located in Africa.

MANAGEMENT RISKS

Management of the Company consists of Georges Benarroch/President and Chief Financial Officer, Daniel Barrette/Chief Operating Officer. There is only one full-time employee of the Company.  Consequently, management of the Company has historically relied upon, and will continue to rely upon for the foreseeable future, the employment of outside consultants and independent contractors such as attorneys, accountants, geologists, petroleum engineers, financial advisors, and others to assist management in conducting the business affairs of the Company. The President and directors of the Company have other business interests in which they devote their primary attention or a substantial portion of their time and they are expected to continue to do so for the foreseeable future. As a result, there are at least potential conflicts of interest which may arise because of such other commitments. Any such conflicts, however, have been and are expected to be resolved through the exercise of sound business judgment by such individuals consistent with their fiduciary duties to the Company.

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

Of the currently issued and outstanding shares of common stock of the Company, approximately 12,425,516 shares (approximately 46% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only three individuals or corporations.  That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

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

POLITICAL RISKS

Political unrest or changes in The Democratic Republic of the Congo or nearby countries could interfere with our operating or financing activities.

The political risk in sub-Saharan Africa is significant. Gilla’s rights to explore and develop mineral deposits in The Democratic Republic of the Congo are always subject to the continued political stability of the respective government’s. Political unrest or upheaval in adjoining countries could adversely affect our mining and development activities, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, Gilla may not be able to finance or operate the Cameroon or Angola Properties at all if future state or regional political upheavals occur.

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

The identification of potential gold and probable uncertainties, we cannot assure you that current and future exploration programs will have mineralization based on superficial analysis.  Quality of our management, and our geological and reserves, and to develop and construct mining and processing facilities.

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

Through December 31, 2010, the Company has generated no revenues from operations.

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

ITEM 2.  PROPERTIES

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to a related party, at the rate of $10,000 (US) quarterly, which includes rent, and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

The Company owns no investments.

ITEM 3.  LEGAL PROCEEDINGS

There have been no changes since the filing of our Form 10-K for December 31, 2009 except the following:

On September 17, 2009, Gilla, Inc. (the “Company”) filed a lawsuit in the District Court of Nevada, Clark County, seeking a declaratory judgment and injunctive relief against Georges Fotso, Capital Venture Facilitators, LLC, Mathurin Djekam, Marie-Gisele Momo Minlo, Pauline NGO Bapa and DRR Capital Corporation (collectively, the “Defendants”). The Company is seeking a declaration by the Court affirming the Company’s cancellation of a total of 21,784,995 shares of the Company’s common stock issued to the Defendants and to temporarily and permanently enjoin the Defendants from attempting to transfer the certificates representing such shares and to require the Defendants to return such certificates for cancellation. The certificates that are the subject of this lawsuit include Certificate #31241 representing 10,000,000 shares issued to Mr. Fotso, Certificate #31240 representing 6,392,150 shares issued to Capital Venture Facilitators, LLC, Certificate #31244 representing 4,248,037 shares issued to Mr. Djekam, Certificate #31238 representing 500,000 shares issued to Ms. Minlo, Certificate #31239 representing 100,000 shares issued to Ms. Bapa and Certificate #31248 representing 544,808 shares issued to DRR Capital Corporation, represented by David Robinson. The Company’s board of directors took formal action to cancel these shares on June 8, 2009 based on failure of consideration and breaches of contractual and fiduciary duties on behalf of the Defendants.

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

On February 10, 2011, the Eight Judicial District Court, in and for Clark County Nevada dismissed without prejudice claims against DRR Capital Corporation.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The securities have been trading  on the over-the-counter market until it was moved to Pink Sheets in February 2011, under the symbol “GLLA” as the trading activity was not sufficient for continuing to trade over the counter. The Company is listed on the Pink Sheets under the symbol "GLLA." The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

2010	HIGH	LOW
First Quarter	$0.14	$0.03
Second Quarter	$0.07	$0.02
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.11	$0.03

2009	HIGH	LOW
First Quarter	$0.52	$0.05
Second Quarter	$0.43	$0.07
Third Quarter	$0.28	$0.05
Fourth Quarter	$0.16	$0.02

On December 31, 2010, the closing price of our common stock as reported on the OTCBB was $0.05 per share. On December 31, 2010, we had in excess of 374 beneficial stockholders of our common stock and 27,277,766 shares of our common stock were issued and outstanding.

DIVIDENDS

On January 17, 2008 the Board of Directors of Gilla Inc. declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008.  The next dividend payment is unknown.

RECENT SALES OF UNREGISTERED SECURITIES

In 2010, the Company issued the following shares:

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

In September 2010, 2,000,000 common shares were issued to Georges Benarroch (one of the directors), valued at $100,000 in lieu of cash as management fee. In September 2010, 60,000 common shares were issued as directors fees, to each of our four directors, in lieu of cash. Total common shares issued as directors fees during the year ended December 31, 2010 were 240,000 valued at $0.05 per share

In September 2010, 700,000 common shares were issued, valued at $35,000 in lieu of cash as a bonus for obtaining additional mining permits in the Democratic Republic of Congo.

ITEM 6.   SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended December 31,
	2010	2009
Revenues	$-	$-

Net Loss	$(5,033,142)	$(13,016,885)

Earning Loss Per Share	$(0.18)	$(0.33)

Total assets	$1,617	$4,638,123

Total liabilities	$170,720	$30,084

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential, and future growth through exploration discoveries.

Gilla entered into a definitive agreement effective October 3, 2008 to acquire the mining rights owned by Terra Merchant Resources, (“Terra”), a private company incorporated in Ontario, Canada. Terra has secured rights to a gold exploration property in Angola, known under the name of Salutar Commercio Mining Concession, located some 120 km north of Cabinda City, Angola. The concession covers 199 square kilometers. Through a Joint Venture agreement, Gilla has rights to 70% of the mineral concession.

Following the death of the principal shareholder of Salutar, and the difficulties encountered by the estate, Gilla has made the decision not to expend further resources on this property despite interesting results from the 2008 exploration stream sediment sampling program. Consequently, the mining rights of $4,600,000 have been impaired.

Gilla has received confirmation that the application for Mineral Rights made by its 99% owned Congolese subsidiary, GISOR SPRL (“GISOR”), was successful. The Company was granted approval (“Avis Favorable”) on August 9, 2010, by the Cadastre Minier (CAMI) of a concession covering 451 «carrés miniers» or 383 square kilometres (38,300 Hectares) (Mwenga Project) located in the South-Kivu Province, Democratic Republic of Congo (“DRC”). The licence is contiguous to BANRO CORP’s (TSX-BAA) mining licences.

The Certificate entitles GISOR to conduct gold and diamond exploration on the awarded Exploration Licence (Permis de Recherches “PR”).

Banro’s Licences in the Lugushwa area cover a total of 641 square kilometres, has announced an inferred resource of 37Mt averaging 2.3g/t. (source: Banro’s Web site)

The company is current in meeting its obligation in the Democratic Republic of Congo as it pertains to it permits rights.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

The Registrant conducted no actual mining operation during the year ended December 31, 2010. As such, it had no revenues as described in the consolidated financial statements, attached hereto.  However, the Company had total a net loss of $5,033,142 and $13,016,885 for the years ended December 31, 2010 and 2009, respectively

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $169,103 as of December 31, 2010 and a working capital of $8,039 as of December 31, 2009.  Cash were $1,617 and $35,123 as of December 31, 2010 and 2009, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $149,223 for year ended December 31, 2010 was $101,428 below cash flow from operations of $250,651 for the year ended December 31, 2009.

Cash from financing activities

The Company’s net cash inflow from financing activities of $115,717 for the year ended December 31, 2010 was $65,717 above the cash inflow from financing activities for the year ended December 31, 2009, which was $50,000.

The report of our independent accountants on our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to lack of operations and revenue and substantial recurring losses from operations and significant accumulated deficit and working capital deficit.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2010.  The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company has current assets in the form of cash of $1,617 and current liabilities of $170,720.  The Company's net losses to date are $30,824,122.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT  RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND  WORKING  CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

The report of our independent accountants on our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to lack of operations and revenue and substantial recurring losses from operations and significant accumulated deficit and working capital deficit.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gilla, Inc.
 (An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Gilla, Inc.
Ontario, Canada

We have audited the accompanying consolidated balance sheet of Gilla, Inc. and its subsidiaries (the “Company”), an exploration stage company as of December 31, 2010, and the related consolidated statements of operations, (deficiency) in stockholders’ equity and cash flows for the year ended December 31, 2010 and for the period from March 28, 1995 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company for the period March 28, 1995 (date of inception) through December 31, 2009 were not audited by us. Those statements were audited by other auditors wose report, dated March 24, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for tperiod March 28, 1995 (date of inception) to December 31, 2009 reflect a net loss of $25,790,980. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying consolidated financial statements for such periods from March 28, 1995 (date of inception) through December 31, 2009, is based solely on the report of such other auditors.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilla, Inc. and its subsidiaries as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and for the period from March 28, 1995 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company is an exploration stage company and has not commenced its planned principal operations, has suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 15, 2011

Report of Independent Registered Public Accounting Firm

 To the board of directors and shareholders of
 Gilla, Inc.

We have audited the accompanying consolidated balance sheets of Gilla, Inc. (An Exploration Stage Company) and the related consolidated statements of operations, (deficiency) in stockholders’ equity and cash flows for the year ended December 31, 2009 and for the period from March 28, 1995 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilla, Inc. (An Exploration Stage Company) as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, and from March 28, 1995 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

March 24, 2010

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,617	$35,123
Prepaid expenses	-	3,000

TOTAL CURRENT ASSETS	1,617	38,123

Mining rights	-	4,600,000

TOTAL ASSETS	$1,617	$4,638,123

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,503	$5,188
Accrued liabilities	61,500	24,896
Notes payable related party	103,717	-

TOTAL LIABILITIES	170,720	30,084

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN STOCKHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
27,277,766 and 39,649,916 shares issued and outstanding
as of December 31, 2010 and 2009 respectively	5,455	7,930
Additional paid - in capital	30,649,564	30,391,089
Deficit accumulated during the exploration stage	(30,824,122)	(25,790,980)

TOTAL (DEFICIENCY) IN STOCKHOLDERS' EQUITY	(169,103)	4,608,039

TOTAL LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY	$1,617	$4,638,123

See accompanying notes to the consolidated financial statements.

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31		For the Period From March 28, 1995
			(Inception) to
	2010	2009	December 31, 2010
REVENUES	$-	$-	$-

TOTAL REVENUES	-	-	-

EXPENSES:
Exploration cost	142,642	53,933	1,856,697
Asset impairment changes	4,600,000	12,744,110	17,344,110
General and administrative	268,582	221,582	15,655,479

TOTAL OPERATING EXPENSES	5,011,224	13,019,625	34,856,286

LOSS FROM OPERATIONS	(5,011,224)	(13,019,625)	(34,856,286)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	-	-	(50,000)
Gain of forgiveness of debt	-	-	1,828,932
Gain on sale of mining properties	-	(3,774)	2,100,000
Miscellaneous Income (loss)	158	6,097	(11,393)
Gain (loss) on foreign exchange rate transactions	(76)	404	149,372
Interest expense	(22,000)	-	(25,277)
Interest income	-	13	40,530
TOTAL OTHER INCOME (EXPENSES)	(21,918)	2,740	4,032,164

NET LOSS BEFORE INCOME TAXES	$(5,033,142)	$(13,016,885)	$(30,824,122)

INCOME (TAX) BENEFIT	-	-	-

NET LOSS	$(5,033,142)	$(13,016,885)	$(30,829,122)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	28,453,209	39,023,726

LOSS PER COMMON SHARES-
BASIC AND DILUTED	$(0.18)	$(0.33)

See accompanying notes to the consolidated financial statements.

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MARCH 28, 1995 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Inception on March 28, 1995

Issuance of Common Stock for Cash	1,409	-	-	-	-

Net loss	-	-	-	-	-
Balance - December 31, 1995	1,409	$-	$-	$-	$-

Net loss				(1,500)	(1,500)
Balance - December 31, 1996	1,409	$-	$-	$(1,500)	$(1,500)

Issuance of Common Stock for Cash	169	-	-	-	-

Net loss				(535)	(535)
Balance - December 31, 1997	1,578	$-	$-	$(2,035)	$(2,035)

Net loss				(3,035)	(3,035)
Balance - December 31, 1998	1,578	$-	$-	$(5,070)	$(5,070)

Cancellation of Common Stock	(11)	-	-	-	-

Cancellation of Common Stock	(1,014)	-	-	-	-

Cancellation of Common Stock	(155)	-	-	-	-

Common Stock Issued as a result of merger	9,000	2	22,998	-	23,000

Common Stock Issued as profession fees	310	-	15,500	-	15,500

Net loss	-	-	-	(429,997)	(429,997)
Balance - December 31, 1999	9,708	$2	$38,498	$(435,067)	$(393,727)

Net loss				(81,301)	(81,301)
Balance - December 31, 2000	9,708	$2	$38,498	$(516,368)	$(477,868)

Conversion of Loan Payable to Common Shares	1,072	-	267,905	-	267,905

Net loss		-	-	(95,677)	(95,677)
Balance - December 31, 2001	10,780	$2	$306,403	$(612,045)	$(305,640)

Net loss	-	-	-	(88,087)	(88,087)
Balance - December 31, 2002	10,780	$2	$306,403	$(700,132)	$(393,727)

Issuance of common stock for mining claims - related party	620,000	124	6,076	-	6,200

Issuance of common stock for consulting services	120,000	24	399,976	-	400,000

Issuance of common stock for directors fees	10,000	2	309,998	-	310,000

Fair market value of options granted	-	-	465,000	-	465,000

Purchase of camp	40,000	8	49,992	-	50,000

Net loss			-	(915,574)	(915,574)
Balance December 31, 2003	800,780	$160	$1,537,445	$(1,615,706)	$(78,101)

Issuance of common stock for mining claims - related party	2,016,800	404	19,764	-	20,168

Issuance of common stock for mining claims	11,000	2	176,998	-	177,000

Issuance of common stock for directors fees	6,000	1	41,999	-	42,000

Issuance of common stock for consulting fees	463,813	93	4,430,167	-	4,430,260

Issuance of common stock for management fees	80,000	16	527,984	-	528,000

Issuance of common stock for financing fees	4,000	1	23,999	-	24,000

Issuance of common stock for cancellation of letter of intent and services	310,000	62	324,938	-	325,000

Sale of common stock	215,600	43	1,208,261	-	1,208,304

Capital contribution			68,408		68,408

Net loss				(7,717,947)	(7,717,947)
Balance December 31, 2004	3,907,993	$782	$8,359,963	$(9,333,653)	$(972,908)

Sale of common stock	2,000,000	400	499,600	-	500,000

Net loss				(213,799)	(213,799)
Balance December 31, 2005	5,907,993	$1,182	$8,859,563	$(9,547,452)	$(686,707)

Cancellation of common stock	(1,223,000)	(245)	245	-	-

Issuance of common stock for consulting fees	700,000	140	1,574,860	-	1,575,000

Issuance of common stock for services rendered	33,802	7	43,500	-	43,507

Issuance of common stock for directors fees	10,000	2	32,498	-	32,500

Issuance of common stock for satisfaction of debt	6,567	1	19,699	-	19,700

Issuance of common stock for salary	210,605	42	684,426	-	684,468

Net loss	-	-	-	(415,270)	(415,270)
Balance December 31, 2006	5,645,967	$1,129	$11,214,791	$(9,962,722)	$1,253,198

Issuance of common stock for directors fees	30,000	6	22,494	-	22,500

Net loss	-	-	-	(562,475)	(562,475)
Balance December 31, 2007	5,675,967	$1,135	$11,237,285	$(10,525,197)	$713,223

Sale of common stock	916,667	183	274,817	-	275,000

Issuance of common stock for management fees	1,000,000	200	499,800	-	500,000

Issuance of common stock for mining claims	30,440,184	6,089	17,338,022	-	17,344,111

Issuance of common stock for termination of service	220,331	44	132,154	-	132,198

Issuance of common stock for consulting fees	644,804	129	386,753	-	386,882

Fair market value of options granted	-	-	712,407	-	712,407

Dividends	-	-	(240,000)	-	(240,000)

Net loss	-	-	-	(2,248,898)	(2,248,898)
Balance December 31, 2008	38,897,953	$7,780	$30,341,239	$(12,774,095)	$17,574,924

Sale of common stock	5,000,000	1,000	49,000	-	50,000

Cancellation of common stock	(4,248,037)	(850)	850	-	-

Net loss	-	-	-	(13,016,885)	(13,016,885)
Balance December 31, 2009	39,649,916	$7,930	$30,391,089	$(25,790,980)	$4,608,039

Sale of common stock	300,000	60	11,940	-	12,000

Cancellation of common stock	(16,992,150)	(3,399)	3,399	-	-

Issuance of common stock for consulting fees	1,880,000	376	93,624	-	94,000

Issuance of common stock for management fees	2,000,000	400	99,600	-	100,000

Issuance of common stock for directors fees	240,000	48	11,952	-	12,000

Issuance of Stock toward legal settlement	200,000	40	15,960	-	16,000

Beneficial conversion feature	-	-	22,000	-	22,000

Net loss	-	-		(5,033,142)	(5,033,142)
Balance December 31, 2010	27,277,766	$5,455	$30,649,564	$(30,824,122	$(169,103)

See accompanying notes to the consolidated financial statements.

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Year Ended		March 28, 1995
	December 31,		(Inception) to
	2010	2009	December 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(5,033,142)	$(13,016,885)	$(30,824,122)
Adjustment to reconcile net loss to net cash
used in operating activities:
Asset impairment charges	4,600,000	12,744,110	17,344,110
Issuance of common stock toward legal settlement charges	16,000	-	16,000
Issuance of common stock for services	206,000	-	11,042,792
Beneficial conversion discount	22,000	-	22,000
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(3,000)	-
Other receivable	-	2,333	-
Mining camp	-	-	50,000
Accounts payable	315	(2,105)	376,160
Accrued expenses	36,604	24,896	65,656
Net cash used in operating activities	(149,223)	(250,651)	(1,907,404)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends distributions	-	-	(240,000)
Notes payable related party	103,717	-	103,717
Sale of common stock	12,000	50,000	2,045,304
Net cash provided by financing activities	115,717	50,000	1,909,021

Net Increase (decrease) in cash and cash equivalents	(33,506)	(200,651)	1,617

Cash and cash equivalents at beginning of period	35,123	235,774	-

Cash and cash equivalents at end of period	$1,617	$35,123	$1,617

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

Non-cash investing and financings activities:
Beneficial conversion feature	22,000	-	22,000
Issuance of common stock for services	222,000	-	222,000

See accompanying notes to the consolidated financial statements.

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
DECEMBER 31, 2010 AND 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Gilla Inc. ("Gilla" or the "Company") was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The stockholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name respectively. The Company’s activities are focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99% subsidiary, GISOR SPRL (“GISOR”). All significant intercompany transactions have been eliminated in consolidation.  Gisor had no activities during the years ended December 2010 and 2009.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Development Stage Company

As a result of impairing the value of the Company’s mining rights, at December 31, 2010, the Company began implementing new plans. The Company was granted approval (“Avis Favorable”) on August 9, 2010, by the Cadastre Minier (CAMI) of a concession covering 451 «carrés miniers» or 383 square kilometres (38,300 Hectares) (Mwenga Project) located in the South-Kivu Province, Democratic Republic of Congo (“DRC”). The Company is current in meeting its obligation in the DRC. As a result, the Company is an exploration stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of exploration stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of exploration stage through December 31, 2010, the Company has accumulated losses of $30,824,122.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is an exploration stage entity and has not established any sources of revenue and has incurred net losses of $5,033,142 and $13,016,885 during the years ended December 31, 2010 and 2009, respectively.  These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to explore new mining opportunities and possibly form joint ventures with other exploration and mining interests.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates is the impairment evaluation of mining rights. Accordingly, actual results could differ from those estimates.

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 “Income Taxes.” Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable for the period and the change during the period of deferred tax assets and liabilities.

The Company policy for interest and penalties on material uncertain income tax positions recognized in the Company’s consolidated financial statements is to classify these as interest expense and operating expense, respectively. The Company did not incur material income tax interest or penalties during the year ended December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2010 and 2009 because of the relatively short maturity of the instruments.

The Company adopted ASC 820-10, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Stock Based Compensation

The Company accounts for stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in Company’s consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Share-based compensation expense for the years ended December 31, 2010 and 2009 was $22,000 and $0, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to Company’s current business model. The company recorded impairment expenses of $4,600,000 and 12,744,000 for the years ended December 31, 2010  and 2009, respectively.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the years ended December 31, 2010 and 2009 and from March 28, 1995 (the inception of exploration stage) through December 31, 2010.

NOTE 2 – ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
.
NOTE 3 MINING RIGHTS

On October 29, 2008, Gilla Inc. (“Gilla”) entered into an agreement (“Acquisition Agreement”) with Terra Merchant Resources Corporation (“Terra”) and the stockholders of Terra to acquire substantially all of Terra assets.  On December 18, 2008, 9.2 million shares of Gilla Inc. were issued to Terra shareholders. By acquiring Terra mining rights, Gilla has secured a minimum 70% interest in the Salutar Comercio Mining Concession in Angola. Following the death of the principal shareholder of Salutar, and the difficulties encountered by the estate, the Company has made the decision not to expend further resources on this property. Consequently, the mining rights of $4,600,000 have been impaired and charged to operations in 2010 and the total carrying value at December 31, 2010 and 2009 was $0 and $4,600,000, respectively.

.NOTE 4 RELATED PARTY

The company rents office space and administrative services on a month to month basis from a related party at an average rate of $3,333 per month.  Administrative services provided include bookkeeping, copying and printing, courier services, and telephone. Total expense for rent and administrative fees paid to this related party for the years ended December 31, 2010 and 2009 was $40,000 and $40,000, respectively.

NOTE 5 NOTES PAYABLE-RELATED PARTY

Notes payable at December 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Note payable to related party, non-interest bearing and unsecured. The note is due on demand and does not have any specific repayment terms.	$81,717	$0
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	15,000	0
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	7,000	$0
Total notes payable	$103,717
Less: current portion	103,717	0
Notes payable – long term	$0	$0

In accordance with ASC Topic “Debt”, the Company attributed a beneficial conversion feature of $22,000 to the convertible debt based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The amount attributable to the beneficial conversion feature, aggregating $22,000, has been recorded as an interest expense for the year ended December 31, 2010.

NOTE 6 EQUITY

1995

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

NOTE 6 EQUITY (continued)

1998

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

1999

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

2001

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

NOTE 6 EQUITY (continued)

2003-Stock issued for consulting services

The Company issued to consultants for their services rendered 100,000 common shares at $0.03 per share on July 14, 2003 and 20,000 common shares at $0.25 per share on September 26, 2003. The issuances were recorded at the fair market value of $400,000.

2003-Stock issued for directors fees

On September 29, 2003 the Company issued a total of 10,000 common shares to the Board of Directors for services. The Company recorded an expense of $310,000 which was the fair market value on the date of issuance.

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

In March, 2004, The Company purchased the Jerome Patented Claims which consist of 63 patented claims in the Porcupine Mining Division of Northern Ontario for 956,800 shares of common stock valued at $9,568 from a related party. (Please note these were purchased from a related party that had no actual basis in the property and therefore must be recorded at the par value of the stock) As the Company is not able to begin production, or substantiate any proven reserves, it has fully impaired the value.

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

NOTE 6 EQUITY (continued)

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

2004-Stock issued for management fees

In August 2004, the Company issued a total of 60,000 shares of common stock to the Company’s former President and 20,000 shares of common stock to the Company’s former Vice-President.  The fair market value of the common stock on the date of issuance was $528,000.

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

NOTE 6 EQUITY (continued)

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

NOTE 6 EQUITY (continued)

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

NOTE 6 EQUITY (continued)

2010 – Stock issued in settlement of legal action

On January 28, 2010, 200,000 Common Shares of the company were issued to RM Communication in settlement of a law suit. The shares were valued at $16,000 at $0.08 per share.

2010 – Cancellation of common stock

In March 2010, 16,992,150 shares of common stock held by these individuals; Georges Fotso, Capital Venture Facilitators, LLC, Mathurin Djekam, Marie-Gisele Momo Minlo and Pauline NGO Bapa have been returned to the
Company for cancellation and were subsequently cancelled. Defendant DRR Capital Corporation is not part of the Settlement Agreement.

2010 – Sale of common stock

In March 2010, Gilla Inc. completed a Private Placement for 300,000 common shares for proceeds of $12,000 at $0.04 per share.  The sole subscriber was a shareholder of the Company.

2010 – Stock issued for services

In April 2010, 1,180,000 common shares were issued to Daniel Barratte. 1,000,000 common shares, valued at $50,000   at $0.05 per share, in lieu of cash as a bonus for obtaining mining permits in the Democratic Republic of Congo, and 180,000 common shares valued at $9,000 at $0.05 per share were issued in lieu of cash for consulting services.

In September 2010, 700,000 common shares were issued, valued at $35,000 at $0.05 per share in lieu of cash as a bonus for obtaining additional mining permits in the Democratic Republic of Congo.

2010 – Stock issued as directors fees and management fees

In September 2010, 2,000,000 common Shares were issued to Georges Benarroch (one of the directors), valued at $100,000 at $0.05 per share in lieu of cash as management fee. In September 2010, 60,000 common shares were issued as directors fees, to each of the Company’s four directors, in lieu of cash. Total common shares issued as directors fees for the year ended December 31, 2010 were 240,000 valued at $0.05 per share.

B) Stock Options and Warrants

For stock options and warrants issued to non-employees, the Company applies ASC 718. Accordingly, expense of $712,406 was recognized in 2008, upon granting of 5,144,804 common stock options.

NOTE 6 EQUITY (continued)

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with ASC 718. The following weighted-average assumptions were used for the year ended December 31:
2009
Expected Dividend Yield	$--
Risk Free Interest Rate	--
Expected Volatility	138%
Expected Term	1 Year

A summary of the options outstanding, which were granted for cash or services are presented below:
	NUMBER OF OPTIONS AND WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Stock Options
Balance at December 31, 2008	5,144,804	$0.60
Granted	-	-
Exercised	-	-
Forfeited	(4,600,000)	$0.60
Terminated	-	-
	-	-
Balance at December 31, 2009	544,804	$0.60

Granted	-	-
Exercised	-	-
Forfeited	(544,804)	$0.60
Terminated	-	-
	-	-
Balance at December 31, 2010	-	-

Weighted average fair value
of options granted for
services during 2010		-

NOTE 7 INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2010.

There was no income tax expense for the year ended December 31, 2010.

The Company's benefit differs from the "expected" benefit for the year ended December 31, 2010 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

	December 31,
	2010	2009
Computed “expected" tax benefit	$(1,912,594)	$(4,946,416)
Benefit of operating loss carryforwards	-	-
Valuation allowance	1,912,954	4,946,416
Net tax benefit	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 are as follows:

December 31, 2010
Deferred Tax Assets
Current Deferred Tax Assets	$-
Net operating loss carryforward	11,713,166
Total gross deferred Tax Assets	11,713,166
Less valuation allowance	(11,713,166)
Net deferred tax assets	$-

The Company has a net operating loss carryforward of approximately $30,824,122 available to offset future taxable income through 2029.

Significant changes in ownership may limit the Company's future use of its existing net operating losses.

NOTE 8 FAIR VALUE MEASUREMENTS

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of December 31, 2010 and 2009, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE 9 SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

On February 1, 2011 the Company issued 1,500,000 common shares to a shareholder as payment for $15,000 promissory note (See Note 5).

On February 10, 2011, the Eight Judicial Court, in and for Clark County, Nevada dismissed with out prejudice claims against DRR Capital Corporation.

On February 20, 2011 Jewett, Schwartz, Wolfe & Associates(“JSW”) advised Gilla Inc. that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm. On February 20, 2011 the Company engaged RBSM LLP as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On February 20, 2011 (the “Resignation Date”), Jewett, Schwartz, Wolfe & Associates   (“JSW”) advised Gilla Inc. (the “Company”) that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm.

The reports of JSW on the Company’s  financial statements for the years ended December 31, 2009 and 2008  and for the period March 28, 1995 (date of inception) through December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports of JSW on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 and for the period March 28, 1995 (date of inception) through December 31, 2009 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses.

During the years ended December 31, 2009 and 2008 and for the period March 28, 1995 (date of inception) through December 31, 2009, and through February 20, 2011, the Company has not had any disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to JSW’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2009 and 2008 and for the period March 28, 1995 (date of inception) through December 31, 2009, and through February 20, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On February 20, 2011  (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting were not effective based on criteria set forth by the COSO as of December 31, 2010. The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2010.

•	The company was unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources. At risk areas include cash receipts and payments, processing of journal entries and accounts reconciliations

•	The company’s financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Please refer to the financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	64	President/Chief Financial Officer/Director
Linda Kent	55	Corporate Secretary &Treasurer
Daniel Barrette	46	Director Chief Operating Officer Director
Stanley D. Robinson	61	Director

The business experience of the persons listed above during the past five years are as follows:

Georges Benarroch/Chief Financial Officer/President/Director:
Mr. Benarroch was elected as President effective November 18th, 2004, and a Director of the Company since September 2004.  Mr. Benarroch is the President and Chief Financial Officer of Credifinance Capital Corp. and President of and Chief Executive Officer of Kyto Biopharma Inc. a public company. The Company believes Mr. Benarroch's past experience in corporate finance gives him the qualifications and skills to serve as a Director.

Linda Kent/Corporate Secretary Treasurer/Director:
Ms. Kent has worked in the securities brokerage industry from 1979 to 2008.

Mr. Daniel Barrette
Mr. Barrette has spent the last few years in Africa where he has gained experience and developed, over the years, an extensive network of strategic business contacts as well as being responsible for the acquisition of several mineral properties for public listed and private mining companies. He was also responsible for the establishment of some Canadian companies: creation of subsidiaries, JV negotiations, logistics, dealings with government bodies and Cadastre Minier. The Company believes Mr. Barrette's experience in business development qualifies him to serve as a Director.

Mr. Stanley D. Robinson, M.Sc., P.Geo
An exploration geologist with over 30 years of experience in Africa (Angola, Democratic Republic of Congo, Ghana, Tanzania, Burkina Faso), Canada and South America. Mr. Robinson’s dominant technical expertise is in the management of gold and base metal exploration projects, from grassroots to feasibility stage, geological interpretations with an emphasis on structure and alteration, and in the identification of projects with economic potential. He has extensive experience in managing exploration projects in remote locations and in climatic environments that range from permafrost to tropical and semi-desert. His exploration experience includes data base compilations and ore deposit interpretations used to calculate ore resources for and feasibility studies, which the Company believes qualifies him to serve as a Director.

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

The Audit Committee is composed of Daniel Barrette, Linda Kent, and Georges Benarroch.  The Audit Committee did not meet in 2010. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Georges Benarroch the Company’s President/Director, Linda Kent the Company’s Corporate Secretary Treasurer, Daniel Barrette the Company’s Chief Operating Officer, for  all services rendered in all capacities to the company for the years ended December 31, 2010 and 2009.

Name/Title	Year	Salary	Bonus	Other	Restricted
				Annual	Option Stocks/
				Compensation	Payouts Awarded
		$	$	$	#
			-	-
Georges Benarroch	2010	-	-	-	2,060,000
President/CEO/Director	2009	-	-	-	-

Linda Kent	2010	-	-	-	60,000
Secretary/Treasurer/Director	2009	-	-	-	-

Daniel Barrette	2010	24,000	-	-	1,640,000
COO/Director	2009	36,000	-	-	-
Stanley Robinson	2010	-	-	-	60,000
Director	2009	-	-	-	-

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2010 and 2009.

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

The directors received 60,000 common shares each for services during the fiscal year 2010.  None of the directors or senior officers of Gilla and no associate of any of the directors or senior officers of Gilla was indebted to the Company during the financial period ended December 31, 2010 of Gilla other than for routine indebtedness.

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

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class
Common	Georges Benarroch	2,060,000	7.55%
Common	Daniel Barratte	1,840,000	6.75%

B)    SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class
Common	Daniel Barrette/Chief Operating Office	1,840,000	6.75%
Common	Linda Kent/Corporate Secretary Treasurer Director	560,530	2.05%
Common	Georges Benarroch/ President and Chief Executive officer	2,060,000	7.55%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed RBSM LLP (“RBSM”), as our independent auditors for the fiscal year ending December 31, 2010.

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $21,000 for audit of our annual consolidated financial statements for the fiscal year ended December 31, 2010 included in our annual report on Form 10-K. Jewett, Schwartz, Wolfe and Associates, billed an aggregate of $12,000 for the review of our interim financial statements included in our quarterly reports on Form 10-Q.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP and Jewett, Schwartz, Wolfe and Associates for audit related services rendered during the fiscal year ended December 31, 2010, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

No professional services were rendered by RBSM LLP and Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2010.

 (4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 15 2011 by the undersigned, thereunto authorized.

GILLA INC.
(FORMERLY INCITATIONS)

By:	/s/ Georges Benarroch
Georges Benarroch, President & Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	April 15,2011
Chief Financial Officer