Form 10-Q
period 2011-03-31
GILLA INC.
filed 2011-05-11
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

COMMON STOCK, $0.0002 PAR VALUE PER SHARE
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

28,777,766 Common Shares-$0.0002 Par Value as  of  May 5, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2011 (Unaudited) and Consolidated Balance Sheet as of December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three March 31, 2011 and 2010 and for the period from March 28, 1995 (Inception) to March 31, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from March 28, 1995 (Inception) to March 31, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4.	Control and Procedures	13

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3.	Defaults Upon Senior Securities	14

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Exhibits	14

SIGNATURES		15

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$706	$1,617

TOTAL CURRENT ASSETS	706	1,617

TOTAL ASSETS	$706	$1,617

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$22,493	$5,503
Accrued liabilities	64,500	61,500
Notes payable related party	99,717	103,717

TOTAL LIABILITIES	186,710	170,720

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
28,777,766 and 27,277,766 shares issued and outstanding
as of March 31, 2011 and December 31, 2010 respectively	5,755	5,455
Additional paid - in capital	30,664,264	30,649,564
Deficit accumulated during the exploration stage	(30,856,023)	(30,824,122)

TOTAL (DEFICIENCY) IN SHAREHOLDERS' EQUITY	(186,004)	(169,103)

TOTAL LIABILITIES AND (DEFICIENCY) IN SHAREHOLDERS' EQUITY	$706	$1,617

See the accompanying notes to the unaudited condensed consolidated financial statement.

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Quarter Ended March 31,		For the Period From March 28, 1995 (Inception) to
	2011	2010	March 31, 2011

REVENUES	$-	$-	$-

EXPENSES:
Exploration cost	4,450	-	1,861,147
Asset impairment charges	-	-	17,344,110
General and administrative	27,451	64,122	15,682,930

TOTAL OPERATING EXPENSES	31,901	64,122	34,888,187

NET LOSS FROM OPERATIONS	(31,901)	(64,122)	(34,888,187)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	-	-	(50,000)
Gain of forgiveness of debt	-	-	1,828,932
Gain on sale of mining properties	-	-	2,100,000
Miscellaneous Income (Loss)	-	-	(11,393)
Gain (loss) on foreign exchange rate transactions	-	(76)	149,372
Interest expense	-	-	(25,277)
Interest income	-	-	40,530
TOTAL OTHER INCOME (EXPENSES)	-	(76)	4,032,164

NET LOSS BEFORE INCOME TAXES	$(31,901)	$(64,198)	$(30,856,023)

INCOME (TAX) BENEFIT	-	-	-

NET LOSS	$(31,901)	$(64,198)	$(30,856,023)

WEIGHTED AVERAGE NUMBER OF SHARESOUTSTANDING- BASIC AND DILUTED	28,344,433	39,787,694

LOSS PER COMMON SHARES- BASIC AND DILUTED	$(0.00)	$(0.00)

See the accompanying notes to the unaudited condensed consolidated financial statement.

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNADUITED)

	For the Quarter Ended March 31,		For the Period From March 28, 1995 (Inception) to
	2011	2010	March 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(31,901)	$(64,198)	$(30,856,023)
Adjustment to reconcile net loss to net cash
used in operating activities:
Asset impairment charges	-	-	17,344,110
Issuance of common stock toward legal settlement charges	-	16,000	16,000
Issuance of common stock for services	-	-	11,042,792
Beneficial conversion discount	-	-	22,000
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000	-
Mining camp	-	-	50,000
Accounts payable	16,990	24,536	393,150
Accrued expenses	3,000	(20,896)	68,656
Net cash used in operating activities	(11,911)	(41,558)	(1,919,315)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends distributions	-	-	(240,000)
Notes payable related party	11,000	-	114,717
Sale of common stock	-	12,000	2,045,304
Net cash provided by financing activities	11,000	12,000	1,920,021

Net Increase (decrease) in cash and cash equivalents	(911)	(29,558)	706

Cash and cash equivalents at beginning of period	1,617	35,123	-

Cash and cash equivalents at end of period	$706	$5,565	$706

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities
Common stock issued for Notes Payable	$15,000	$-	$15,000
Beneficial conversion features	$-	$-	$22,000
Issuance of common stock for services	$-	$-	$222,000

See the accompanying notes to the unaudited condensed consolidated financial statement.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Principles of Consolidation
The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and its subsidiary, GISOR SPRL (GISOR).GISOR did not have significant activities and there were no significant intercompany transactions or balances between the Company and its subsidiary as of March 31, 2011.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Reporting

While the information presented in the accompanying interim three months condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of  its operations and consolidated  cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the December 31, 2010 audited annual consolidated financial statements of Gilla Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2010 annual  consolidated audited financial statements.

Operating results for the three months  are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has had recurring losses.  The Company’s net loss was $31,901 and $64,198 for the three months ended  March 31, 2011 and 2010, respectively, and net cash used in operations totaled $11,911 and $41,558  for the three  months ended  March 31, 2011 and 2010, respectively.  Deficiency in  shareholders’ equity of $186,004 and an accumulated deficit of $30,856,023 at March 31, 2011 raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – EQUITY

On February 1, 2011 the Company issued 1,500,000 common shares at $0.01 per share  to a shareholder as payment for $15,000 promissory note( See Note 5).

NOTE 5 -  NOTES PAYABLE-RELATED PARTY

Notes payable at  March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Note payable to related party, non-interest bearing and unsecured. The note is due on demand and does not have any specific repayment terms.	$92,717	$81,717
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	0	15,000
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	7,000	7,000
Total notes payable	$99,717	$103,717
Less: current portion	99,717	103,717
Notes payable – long term	$0	$0

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

NOTE 6 - SUBSEQUENT EVENTS

 Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

On April 15, 2011, Gilla Inc. (“Gilla” or the “Company”) entered into a Loan Agreement with Credifinance Capital Corp. (“CFCC” or the “Noteholder”) for the provision of a credit facility for an aggregate principal amount of Two Hundred Thousand Dollars ($200,000) in order to provide working capital and other resources for the business of Gilla.  The Loan Agreement will mature on December 31, 2012 and interest of ten percent (10%) per annum is payable annually.  CFCC has already provided loans and advances to Gilla. In consideration for the credit facility provided to Gilla, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company  through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of Gilla and its subsidiaries

 ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011

The Registrant conducted no actual mining operation during the quarter ended March 31, 2011. As such, it had no revenues as described in the unaudited condensed consolidated financial statements, attached hereto.  However, the Company had total a net loss of $31,901 and $64,198 for the quarters ended  March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $186,004 and $169,103 as of  March 31, 2011 and December 31, 2010, respectively.  Cash were $706 and $1,617 as of March 31, 2011 and  December 31, 2010, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $11,911 for quarter ended March 31, 2011 was $29,647 below cash flow from operations of $41,558 for the quarter ended March 31, 2010.

Cash from financing activities

The Company’s net cash inflow from financing activities of $11,000 for the quarter ended March 31, 2011 was $1,000  below the cash inflow from financing activities for the quarter ended March 31, 2010, which was $12,000.

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

The Company has a history of operating losses and we expect to continue to incur operating losses in the near future.The report of our independent accountants on our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to lack of operations and revenue and substantial recurring losses from operations and significant accumulated deficit and working capital deficit.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have yet to establish any history of profitable operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our gold mines. No assurances can be given that we will be able to successfully commercialize our gold mines or that we will ever be profitable. Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2010. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of  March 31, 2011, the Company has current assets in the form of cash of  $706,  and current liabilities of $186,710. The Company’s accumulated  losses to date are $30,856,023.

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

DEPRECIATION AND DEPLETION.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. The Company has not recorded any depletion charges for the three months period ending March 31, 2011.

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

RESULTS OF OPERATIONS FOR THE  THREE MONTHS ENDED MARCH 31, 2011

The Registrant conducted no actual mining operation during the three months ended  March 31, 2011. As such, it had no revenues as described in the unaudited condensed consolidated financial statements, attached hereto.  However, the Company had total operating expenses of $31,901 and $64,122 for the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

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

On February 10, 2011, the Eight Judicial Court, in and for Clark County, Nevada dismissed with out prejudice claims against DRR Capital Corporation

ITEM 2.  CHANGES IN SECURITIES

On February 1, 2011 the Company issued 1,500,000 common shares to a shareholder as payment for $15,000 promissory note (See Note 5).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Item 2 and Item 5

ITEM 5. EXHIBITS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 11, 2011 by the undersigned, thereunto authorized.

GILLA INC

By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	May 11, 2011