Form 10-Q
period 2011-06-30
GILLA INC.
filed 2011-08-15
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,477,766 Common Shares - $0.0002 Par Value as of August  12, 2011

		PAGE
PART I -	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of June 30, 2011 (Unaudited) and Consolidated Balance Sheet as of December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 and for the period from March 28, 1995 (Inception) to June 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from March 28, 1995 (Inception) to June 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Control and Procedures	14

PART II -	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Exhibits	15

SIGNATURES		16

CERTIFICATIONS

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,673	$1,617

TOTAL CURRENT ASSETS	1,673	1,617

TOTAL ASSETS	$1,673	$1,617

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,224	$5,503
Accrued Liabilities	83,500	61,500
Accrued Liabilities-Interest	4,255	-
Notes payable related party	-	103,717

TOTAL CURRENT LIABILITIES	93,979	170,720

LONG TERM LIABILITIES

Notes payable related party	121,717	-
Derivative liabilities	352,979	-

TOTAL LONG TERM LIABILITIES	474,696	-

TOTAL LIABILITIES	$568,675	$170,720

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
29,477,766 and 27,277,766 shares issued and outstanding
as of June 30, 2011 and December 31, 2010 respectively	5,895	5,455
Additional paid - in capital	30,318,145	30,649,564
Deficit accumulated during the exploration stage	(30,891,042)	(30,824,122)

TOTAL (DEFICIENCY) IN SHAREHOLDERS' EQUITY	(567,002)	(169,103)

TOTAL LIABILITIES AND (DEFICIENCY) IN SHAREHOLDERS' EQUITY	$1,673	$1,617

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period From
	For the Quarter Ended		For the Six Months Ended		March 28, 1995
	June 30,		June 30,		(Inception) to
	2011	2010	2011	2010	June 30, 2011

REVENUES	$-	$-	$-	$-	$-

TOTAL REVENUES	-	-	-	-	-

EXPENSES:
Exploration cost	-	53,792	4,450	53,792	1,845,147
Asset impairment Charges	-	-	-	-	17,344,110
General and administrative	30,764	33,207	58,215	97,299	15,729,694

TOTAL OPERATING EXPENSES	30,764	86,999	62,665	151,091	34,918,951

NET LOSS FROM OPERATIONS	(30,764)	(86,999)	(62,665)	(151,091)	(34,918,951)

OTHER INCOME (EXPENSES)
Loss on abandonment of mining camp	-	-	-	-	(50,000)
Gain of forgiveness of debt	-	-	-	-	1,828,932
Gain on sale of mining properties	-	-	-	-	2,100,000
Miscellaneous Income (Loss)	-	-	-	-	(11,393)
Gain (loss) on foreign exchange rate transactions	-	-	-	(76)	149,372
Interest expense	(125,972)	-	(4,255)	-	(151,249)
Gain on change in fair value of derivative liabilities	121,717	-	121,717	-	121,717
Interest income	-	-	-	-	40,530
TOTAL OTHER INCOME (EXPENSES)	(4,255)	-	(4,255)	(76)	4,027,909

NET LOSS BEFORE INCOME TAXES	$(35,019)	$(86,999)	$(66,920)	$(151,167)	$(30,891,042)

INCOME (TAX) BENEFIT	-	-	-	-	-

NET LOSS	$(35,019)	$(86,999)	$(66,920)	$(151,167)	$(30,891,042)

Comprehensive Loss
Dividends Paid	-	-	-	-	-

Total Comprehensive Loss	$(35,019)	$(86,999)	$(66,920)	$(151,167)	$(30,891,042)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	29,170,074	23,585,678	28,759,534	31,889,664

LOSS PER COMMON SHARES-
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GILLA, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period From
	For the Six Months Ended		March 28, 1995
	June 30,		(Inception) to
	2011	2010	June 30, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(66,920)	$(151,167)	$(30,891,042)
Adjustment to reconcile net loss to net cash
used in operating activities:
Asset impairment charges	-	-	17,344,110
Issuance of common stock toward legal settlement charges	-	16,000	16,000
Issuance of common stock for services	-	59,000	11,042,792
Beneficial conversion discount	121,717	-	143,717
Change in fair value of derivative liabilities
Changes in operating assets and liabilities:	(121,717)	-	(121,717)
Prepaid expenses	-	3,000	-
Mining camp	-	-	50,000
Accounts payable	721	36,450	376,881
Accrued expenses	26,255	(896)	91,911
Net cash used in operating activities	(39,944)	(37,613)	(1,947,348)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends distributions	-	-	(240,000)
Notes payable related party	40,000	-	143,717
Sale of common stock	-	12,000	2,045,304
Net cash provided by financing activities	40,000	12,000	1,949,021

Net Increase (decrease) in cash and cash equivalents	56	(25,613)	1,673

Cash and cash equivalents at beginning of period	1,617	35,123	-

Cash and cash equivalents at end of period	$1,673	$9,510	$1,673

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

Non-cash investing and financing activities
Common Stock Issued for Notes Payable	22,000	-	22,000
Beneficial conversion features	121,717	-	143,717
Issuance of common stock for services	-	-	222,000

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

Principles of Consolidation

The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and its subsidiary, GISOR SPRL (GISOR). GISOR did not have significant activities and there were no significant intercompany transactions or balances between the Company and its subsidiary as of June 30, 2011.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Reporting

While the information presented in the accompanying interim six months condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of its operations and consolidated cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as the December 31, 2010 audited annual consolidated financial statements of Gilla Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s December 31, 2010 annual consolidated audited financial statements.

Operating results for the six months are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

Going Concern

As reflected in the accompanying interim condensed consolidated financial statements, the Company has had recurring losses.  The Company’s net loss was $66,920 and $151,167 for the six months ended June 30, 2011 and 2010, respectively, and net cash used in operations totaled $39,944 and $37,613 for the six months ended June, 2011 and 2010, respectively.  Deficiency in shareholders’ equity of $567,002 and an accumulated deficit of $30,891,042 at June, 2011 raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On April 15, 2011, Gilla Inc. (“Gilla” or the “Company”) entered into a Loan Agreement with Credifinance Capital Corp. (“CFCC” or the “Noteholder”) for the provision of a credit facility for an aggregate principal amount of Two Hundred Thousand Dollars ($200,000) in order to provide working capital and other resources for the business of Gilla. The Loan Agreement will mature on December 31, 2012 and interest of ten percent (10%) per annum is payable annually. CFCC has already provided loans and advances to Gilla. In consideration for the credit facility provided to Gilla, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of Gilla and its subsidiaries.

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

NOTE 3 - ACCOUNTING STANDARDS UPDATES

Sinificant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim condensed consolidated financial statements.

NOTE 4 - EQUITY

On February 1, 2011 the Company issued 1,500,000 common shares at $0.01 per share to a shareholder as payment for $15,000 promissory note (See Note 5).

On May 10, 2011 the Company issued 700,000 common shares at $0.01 per share to a shareholder as payment for $7,000 promissory note (See Note 5).

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Note payable to related party, with 10% interest per annum. The note matures on December 31, 2012. In consideration for the credit facility provided to the Company, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of the Company and its subsidiaries.	$121,717	$0
Note payable to related party, non-interest bearing and unsecured. The note is due on demand and does not have any specific repayment terms.	0	81,717
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	0	15,000
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	0	7,000
Total notes payable	$121,717	103,717
Less: current portion	121,717	103,717
Notes payable – long term	$0	$0

In accordance with ASC Topic “Debt”, the Company attributed a beneficial conversion feature of $22,000 to the convertible debt based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The amount attributable to the beneficial conversion feature, aggregating $121, 717 and $22,000, has been recorded as an interest expense for the six months ended June 30, 2011 and the year ended December 31, 2010.

On April 15, 2011, the Company entered into a Loan  Agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of for up to $200,000.  As of  June 30, 2011 the investor has loaned the company $121,717.  The Note is convertible into shares of common stock at an initial conversion price of $0.01 per share, subject to adjustment as contained in the Note. The Note accrues interest at a rate of 10% per annum and matures on December 31, 2012. Since the effective conversion price was less than the fair value of  the company common stock on the date of issue the Company has recorded a beneficial conversion feature in the amount of $121,717. On April 15, 2011, the company calculated a  derivative liability as $ 474,696. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 312% (3) risk-free interest rate of 1.0%, (4) expected life of 1.75 years and (5)  fair value of the Company’s common stock of $0.04 per share.

NOTE 6 – DERIVATIVE LIABILITY

At June 30, 2011 the Company recalculated the fair value of the conversion feature of its common  stock subject to derivative accounting and have determined that the fair value at June 30, 2011 is $352,979. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 310%; (4) an expected life of the conversion feature of 1.5 years and (5) estimated fair value of the Company's common stock of $0.03 per share.

The Company has recorded a gain of $121,717 during the six months months ended June 30, 2011.

NOTE 7 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim condensed consolidated financial statements.

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

Banro’s licences in the Lugushwa area cover a total of 641 square kilometers, has announced an inferred resource of 37Mt averaging 2.3g/t. (source: Banro’s Web site)

The company is current in meeting its obligation in the Democratic Republic of Congo as it pertains to it permits rights.

On April 15, 2011, Gilla Inc. (“Gilla” or the “Company”) entered into a Loan Agreement with Credifinance Capital Corp. (“CFCC” or the “Noteholder”) for the provision of a credit facility for an aggregate principal amount of Two Hundred Thousand Dollars ($200,000) in order to provide working capital and other resources for the business of Gilla.  The Loan Agreement will mature on December 31, 2012 and interest of ten percent (10%) per annum is payable annually.  CFCC has already provided loans and advances to Gilla. In consideration for the credit facility provided to Gilla, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of Gilla and its subsidiaries.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011

The Registrant conducted no actual mining operation during the six months ended June 30, 2011. As such, it had no revenues as described in the interim condensed consolidated financial statements, attached hereto.  However, the Company had total a net loss of $66,920 and $151,167 for the six months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $92,306 and $169,103 as of June 30, 2011 and December 31, 2010, respectively.  Cash were $1,673 and $1,617 as of June 30, 2011 and December 31, 2010, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $39,944 for the six months ended June 30, 2011 was $2,331 above cash outflow from operations of $37,613 for the six months ended June 30, 2010.

Cash from financing activities

The Company’s net cash inflow from financing activities of $40,000 for the six months ended June 30, 2011 was $28,000 above the cash inflow from financing activities for the six months ended June 30, 2010, which was $12,000.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2010. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of June 30, 2011, the Company has current assets in the form of cash of $1,673, current liabilities of $93,979 and long term liabilities of $474,696. The Company’s accumulated losses to date are $30,891,042.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL

The securities have been trading on the over-the-counter market until it was moved to Pink Sheets in February 2011, under the symbol “GLLA” as the trading activity was not sufficient for continuing to trade over the counter. The Company is listed on the Pink Sheets under the symbol "GLLA." The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $2.25 (high) and $0.02(low). In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

DEPRECIATION AND DEPLETION

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. The Company has not recorded any depletion charges for the six months ended June 30, 2011.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company

ITEM 4.     DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As of June 30, 2011 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

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

On February 10, 2011, the Eight Judicial Court, in and for Clark County, Nevada dismissed without prejudice claims against DRR Capital Corporation.

ITEM 2.     CHANGES IN SECURITIES

On February 1, 2011 the Company issued 1,500,000 common shares to a shareholder as payment for $15,000 promissory note (See Note 5).

On May 10, 2011 the Company issued 700,000 common shares to a shareholder as payment for $7,000 promissory note (See Note 5).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Item 2 and Item 5

ITEM 5.     EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 30, 2011 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President Chief Financial Officer Director	August 15, 2011