Form 10-Q
period 2011-09-30
GILLA INC.
filed 2011-11-14
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

29,477,766 Common Shares - $0.0002 Par Value as of November 11, 2011

GILLA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Setpember 30	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$94	$1,617

TOTAL CURRENT ASSETS	94	1,617

TOTAL ASSETS	$94	$1,617

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,970	$5,503
Accrued Liabilities	98,000	61,500
Accrued Liabilities-Interest	7,325	-
Notes payable related party	-	103,717

TOTAL CURRENT LIABILITIES	115,295	170,720

LONG TERM LIABILITIES

Notes payable related party	122,717	-
Derivative Liability	441,781
TOTAL LONG TERM LIABILITIES	564,498	-

TOTAL LIABILITIES	$679,793	$170,720

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
29,477,766 and 27,277,766 shares issued and outstanding
as of September 30, 2011 and December 31, 2010 respectively	5,895	5,455
Additional paid - in capital	30,319,145	30,649,564
Deficit accumulated	(31,004,739)	(30,824,122)

TOTAL (DEFICIENCY) IN SHAREHOLDERS' EQUITY	(679,699)	(169,103)

TOTAL LIABILITIES AND (DEFICIENCY) IN SHAREHOLDERS' EQUITY	$94	$1,617

See the accompanying notes to the unaudited condensed consolidated financial statements

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended		For the Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-

TOTAL REVENUES	-	-	-	-

EXPENSES:
Exploration cost	-	58,500	4,450	112,292
Asset impairment Charges	-	-	-	-
General and administrative	20,825	140,035	79,040	237,331

TOTAL OPERATING EXPENSES	20,825	198,535	83,490	349,623

NET LOSS FROM OPERATIONS	(20,825)	(198,535)	(83,490)	(349,623)

OTHER INCOME (EXPENSES)
Gain (loss) on foreign exchange rate transactions	-	-	-	(76)
Gain on change in fair value of derivative liabilities	(88,802)	-	32,915	-
Interest expense	(4,070)	-	(130,042)	-
Interest income	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	(92,872)	-	(97,127)	(76)

NET LOSS BEFORE INCOME TAXES	$(113,697)	$(198,535)	$(180,617)	$(349,699)

INCOME (TAX) BENEFIT	-	-	-	-

NET LOSS	$(113,697)	$(198,535)	$(180,617)	$(349,699)

Comprehensive Loss
Dividends Paid	-	-	-	-

Total Comprehensive Loss	$(113,697)	$(198,535)	$(180,617)	$(349,699)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	29,170,074	24,657,331	28,759,534	28,453,209

LOSS PER COMMON SHARES-
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(180,617)	$(349,699)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock toward legal settlement charges	-	16,000
Issuance of common stock for services	-	206,000
Beneficial conversion discount	122,717	-
Change in fair value of derivative liabilities	(32,915)	-
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000
Accounts payable	4,467	5,570
Accrued expenses	43,825	3,604
Net cash used in operating activities	(42,523)	(115,525)

CASH FLOW FROM FINANCING ACTIVITIES
Notes payable related party	41,000	77,217
Sale of common stock	-	12,000
Net cash provided by financing activities	41,000	89,217

Net Increase (decrease) in cash and cash equivalents	(1,523)	(26,308)

Cash and cash equivalents at beginning of period	1,617	35,123

Cash and cash equivalents at end of period	$94	$8,815

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Common Stock Issued for Notes Payable	22,000	-
Beneficial conversion features	122,717	-

See the accompanying notes to the unaudited condensed consolidated financial statements

GILLA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have specialized in acquiring and consolidating large,exploration-stage properties with near-term production potential and future growth through exploration discoveries.  Our acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Africa.  The company was in  “exploration stage” till June 30, 2011.

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

Principles of Consolidation

The consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and its subsidiary, GISOR SPRL (GISOR). GISOR did not have significant activities and there were no significant intercompany transactions or balances between the Company and its subsidiary as of September 30, 2011.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Reporting

While the information presented in the accompanying interim nine months condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of its operations and consolidated cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as the December 31, 2010 audited annual consolidated financial statements of Gilla Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s December 31, 2010 annual consolidated audited financial statements.

Operating results for the nine months are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As reflected in the accompanying interim condensed consolidated financial statements, the Company has had recurring losses.  The Company’s net loss was $180,617 and $349,699 for the nine months ended September 30, 2011 and 2010, respectively, and net cash used in operations totaled $42,523 and $115,525 for the nine  months ended September 30, 2011 and 2010, respectively.  Deficiency in shareholders’ equity of $679,699 and an accumulated deficit of $31,004,739 at September 30, 2011 raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

On May 10, 2011 the Company issued 700,000 common shares at $0.01 per share to a shareholder as payment for $7,000 promissory note (See Note 5).

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable at September 30, 2011 and December 31, 2010 are as follows:

	September30, 2011	December 31, 2010
Note payable to related party, with 10% interest per annum. The note matures on December 31, 2012. In consideration for the credit facility provided to the Company, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of the Company and its subsidiaries.	$122,717	$-
Note payable to related party, non-interest bearing and unsecured. The note is due on demand and does not have any specific repayment terms.	-	81,717
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	-	15,000
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	-	7,000
Total notes payable	$122,717	103,717
Less: current portion	-	103,717
Notes payable – long term	$122,717	$-

NOTE 5 - NOTES PAYABLE - RELATED PARTY (Continued)

In accordance with ASC Topic “Debt”, the Company attributed a beneficial conversion feature of $22,000 to the convertible debt based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The amount attributable to the beneficial conversion feature, aggregating $122,717 and $22,000, has been recorded as an interest expense for the nine months ended September 30, 2011 and the year ended December 31, 2010.

On April 15, 2011, the Company entered into a Loan Agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of for up to $200,000.  As of September 30, 2011 the investor has loaned the company $122,717.  The Note is convertible into shares of common stock at an initial conversion price of $0.01 per share subject to adjustment as contained in the Note. The Note accrues interest at a rate of 10% per annum and matures on December 31, 2012.  Since the effective conversion price was less than the fair value of the company common stock on the date of issue the Company has recorded a beneficial conversion feature in the amount of $122,717. On April 15, 2011, the company calculated a derivative liability as $ 474,696. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 312% (3) risk-free interest rate of 1.0%, (4) expected life of 1.75 years and (5) fair value of the Company’s common stock of $0.04 per share.

NOTE 6 – DERIVATIVE LIABILITY

At September 30, 2011 the Company recalculated the fair value of the conversion feature of its common stock subject to derivative accounting and have determined that the fair value at September 30, 2011 is $441,781. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 213%; (4) an expected life of the conversion feature of 1.25 years and (5) estimated fair value of the company’s common stock of $0.04 per share.

The Company has recorded a gain of $32,915 during the nine months ended September 30, 2011.

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

The company was in “explorative stage” till June 30, 2011

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

The Registrant conducted no actual mining operation during the nine months ended September 30, 2011. As such, it had no revenues as described in the interim condensed consolidated financial statements, attached hereto.  However, the Company had total a net loss of $180,617 and $349,699 for the nine months ended September 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $115,201 and $169,103 as of September 30, 2011 and December 31, 2010, respectively.  Cash were $94 and $1,617 as of September 30, 2011 and December 31, 2010, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $42,523 for the nine months ended September 30, 2011 was $73,002 below cash outflow from operations of $115,525 for the nine months ended September 30, 2010.

Cash from financing activities

The Company’s net cash inflow from financing activities of $41,000 for the nine months ended September 30, 2011 was $48,217 below the cash inflow from financing activities for the nine months ended September 30, 2010, which was $89,217.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2010. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. As of September 30, 2011, the Company has current assets in the form of cash of $94, current liabilities of $115,295 and long term liabilities of $564,498. The Company’s accumulated losses to date are $31,004,739.

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

DEPRECIATION AND DEPLETION

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. The Company has not recorded any depletion charges for the nine months ended September 30, 2011.

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

As of September 30, 2011 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1    Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 14, 2011 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Georges Benarroch
Georges Benarroch, President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President, Chief Financial Officer and Director	November 14, 2011
Georges Benarroch