Form 10-K
period 2011-12-31
GILLA INC.
filed 2012-03-30
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Common Shares, Preferred Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No  ☐

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑     No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2011, was approximately $474,367, based on the average bid and asked prices on such date of $0.03.  The registrant does not have any non-voting equities.

The Registrant had 29,477,766 shares of common stock, $0.0002 par value per share, outstanding on March 28, 2012

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

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

ITEM 1A. Risk Factors

MANAGEMENT RISKS

Management of the Company consists of Georges Benarroch/President, Chief Executive Officer and Chief Financial Officer, Daniel Barrette/Chief Operating Officer. There is only one full-time employee of the Company.  Consequently, management of the Company has historically relied upon, and will continue to rely upon for the foreseeable future, the employment of outside consultants and independent contractors such as attorneys, accountants, geologists, petroleum engineers, financial advisors, and others to assist management in conducting the business affairs of the Company. The President and directors of the Company have other business interests in which they devote their primary attention or a substantial portion of their time and they are expected to continue to do so for the foreseeable future. As a result, there are at least potential conflicts of interest which may arise because of such other commitments. Any such conflicts, however, have been and are expected to be resolved through the exercise of sound business judgment by such individuals consistent with their fiduciary duties to the Company.

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

Of the currently issued and outstanding shares of common stock of the Company, approximately 12,425,516 shares (approximately 42% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only three individuals or corporations.  That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

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

Through December 31, 2011, the Company has generated no revenues from operations.

REPORTS TO SECURITIES HOLDERS

There were no shareholders meetings during the period covered by this report.

The Bylaws of the Gilla Inc. are silent regarding an annual report to shareholders. Gilla Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-Q) and an annual report (Form 10-K) with the SEC. The annual report includes an audited consolidated financial statement.

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

The Company owns no investments.

ITEM 3.  LEGAL PROCEEDINGS

There have been no changes since the filing of our Form 10-K for December 31, 2010.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2011	HIGH	LOW
First Quarter	$0.05	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.035	$0.0035

2010	HIGH	LOW
First Quarter	$0.14	$0.03
Second Quarter	$0.07	$0.02
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.11	$0.03

On December 31, 2011, the closing price of our common stock as reported on the OTCBB was $0.0035 per share. On December 31, 2011, we had in excess of 374 beneficial stockholders of our common stock and 29,477,766 shares of our common stock were issued and outstanding.

DIVIDENDS

On January 17, 2008 the Board of Directors of Gilla Inc. declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008.  The next dividend payment is unknown.

RECENT SALES OF UNREGISTERED SECURITIES

In January 2011, 1,500,000 common shares were issued, as a repayment of a $15,000 loan to the company.

In May 2011, 700,000 common shares were issued, as a repayment of a $7,000 loan to the company.

ITEM 6.   SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended December 31,
	2011	2010
Revenues	$-	$-

Net Loss	$(40,624)	$(5,033,142)

Earning (Loss) Per Share	$(0.00)	$(0.18)

Total assets	$118	$1,617

Total liabilities	$187,845	$170,720

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011

The Registrant conducted no actual mining operation during the year ended December 31, 2011. As such, it had no revenues as described in the consolidated financial statements, attached hereto.  However, the Company had total net loss of $40,624 and net loss of $5,033,142 for the years ended December 31, 2011 and 2010, respectively

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $98,502 and $169,103 as of December 31, 2011 and 2010. Cash were $118 and $1,617 as of December 31, 2011 and 2010, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $45,999 for year ended December 31, 2011 was $103,224 below cash flow from operations of $149,223 for the year ended December 31, 2010.

Cash from financing activities

The Company’s net cash inflow from financing activities of $44,500 for the year ended December 31, 2011 was $71,217 below the cash inflow from financing activities for the year ended December 31, 2010, which was $115,717.

The report of our independent accountants on our December 31, 2011 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to lack of operations and revenue and substantial recurring losses from operations and significant accumulated deficit and working capital deficit.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended December 31, 2011.  The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern. The Company has current assets in the form of cash of $118 and current liabilities of $98,620.  The Company’s net losses to date are $30,864,746.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT  RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND  WORKING  CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

The report of our independent accountants on our December 31, 2011 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to lack of operations and revenue and substantial recurring losses from operations and significant accumulated deficit and working capital deficit.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gilla, Inc.

Consolidated Financial Statements

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gilla, Inc.
Ontario, Canada

We have audited the accompanying consolidated balance sheet of Gilla, Inc. and its subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilla, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has not commenced its planned principal operations and has suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 30, 2012

GILLA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$118	$1,617

TOTAL CURRENT ASSETS	118	1,617

TOTAL ASSETS	$118	$1,617

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,170	$5,503
Accrued liabilities	10,000	31,500
Accrued liabilities, related party	70,000	30,000
Accrued interest payable, related party	10,450	-
Notes payable, related party	-	103,717

TOTAL CURRENT LIABILITIES	98,620	170,720

LONG TERM LIABILITIES

Notes payable related party (net of debt discount)	51,360	-
Derivative Liability	37,865	-
TOTAL LONG TERM LIABILITIES	89,225	-

TOTAL LIABILITIES	187,845	170,720

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN SHAREHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
29,477,766 and 27,277,766 shares issued and outstanding
as of December 31, 2011 and 2010 respectively	5,895	5,455
Additional paid - in capital	30,671,124	30,649,564
Accumulated deficit	(30,864,746)	(30,824,122)

TOTAL (DEFICIENCY) IN SHAREHOLDERS' EQUITY	(187,727)	(169,103)

TOTAL LIABILITIES AND (DEFICIENCY) IN SHAREHOLDERS' EQUITY	$118	$1,617

The accompanying notes are an integral part of these consolidated financial statements.

GILLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31
	2011	2010

EXPENSES:
Exploration cost	$4,450	$142,642
Asset impairment changes	-	4,600,000
General and administrative	74,216	268,582

TOTAL OPERATING EXPENSES	78,666	5,011,224

LOSS FROM OPERATIONS	(78,666)	(5,011,224)

OTHER INCOME (EXPENSES)
Loss on foreign exchange rate transactions	-	(76)
Miscellaneous income	-	158
Gain on change in fair value of derivative liabilities	441,332	-
Gain on write off of consulting fees	11,500	-
Interest expense	(414,790)	(22,000)
TOTAL OTHER INCOME (EXPENSES)	38,042	(21,918)

NET LOSS BEFORE INCOME TAXES	$(40,624)	$(5,033,142)

INCOME (TAX) BENEFIT	-	-

NET LOSS	$(40,624)	$(5,033,142)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	29,121,602	28,453,209

LOSS PER COMMON SHARES-
BASIC AND DILUTED	$(0.00)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

GILLA, INC.
CONSOLIDATED STATEMENTS OF  (DEFICIENCY) IN SHAREHOLDERS' EQUITY
For the year ended December 31,2011 and 2010

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2009	39,649,916	$7,930	$30,391,089	$(25,790,980)	$4,608,039

Sale of common stock	300,000	60	11,940	-	12,000

Cancellation of common stock	(16,992,150)	(3,399)	3,399	-	-

Issuance of common stock for consulting fees	1,880,000	376	93,624	-	94,000

Issuance of common stock for management fees	2,000,000	400	99,600	-	100,000

Issuance of common stock for directors fees	240,000	48	11,952	-	12,000

Issuance of common stock toward legal settlement	200,000	40	15,960	-	16,000

Beneficial conversion feature	-	-	22,000	-	22,000

Net loss	-	-		(5,033,142)	(5,033,142)

Balance December 31, 2010	27,277,766	$5,455	$30,649,564	$(30,824,122)	$(169,103)

Issuance of common stock for conversion of notes payable	2,200,000	440	21,560	-	22,000

Net Loss	-	-	-	(40,624)	(40,624)

Balance December 31, 2011	29,477,766	$5,895	$30,671,124	$(30,864,746)	$(187,727)

The accompanying notes are an integral part of these consolidated financial statements.

GILLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(40,624)	$(5,033,142)
Adjustment to reconcile net loss to net cash
used in operating activities:
Asset impairment charges	-	4,600,000
Issuance of common stock toward legal settlement charges	-	16,000
Issuance of common stock for services	-	206,000
Beneficial conversion discount	-	22,000
Amortization of debt discount	51,362	-
Change in fair value of derivative liabilities	(441,331)	-
Non cash interest	352,979
Gain on write-off of accrued consulting fees	(11,500)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	3,000
Increase in accounts payable	2,665	315
Increase in accrued expenses and accrued interest	40,450	36,604
Net cash used in operating activities	(45,999)	(149,223)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	44,500	103,717
Sale of common stock	-	12,000
Net cash provided by financing activities	44,500	115,717

Net decrease in cash and cash equivalents	(1,499)	(33,506)

Cash and cash equivalents at beginning of period	1,617	35,123

Cash and cash equivalents at end of period	$118	$1,617

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities
Common Stock Issued for Notes Payable	$22,000	$-
Beneficial conversion features	$126,217	$22,000
Issuance of common stock for services	$-	$222,000

The accompanying notes are an integral part of these consolidated financial statements.

GILLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2011 AND 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Gilla Inc. ("Gilla" or the "Company") was incorporated under the Laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The stockholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name respectively. The Company’s activities are focused on mineral-property development specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Our acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Africa. The company is currently not in the exploration stage and was in “exploration stage” till June 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99% subsidiary, GISOR SPRL (“GISOR”). All significant intercompany transactions have been eliminated in consolidation. GISOR had no activities during the years ended December 2011 and 2010.

Basis of Accounting

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any sources of revenue and has incurred net loss of $ 40,624 and $5,033,142 during the years ended December 31, 2011 and 2010, respectively.  These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to explore new mining opportunities and possibly form joint ventures with other exploration and mining interests.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mining Properties and Deferred Expenditures

Significant payments related to the acquisition of land and mineral rights will be capitalized as mining properties at cost.  If a mineral ore body is discovered, such costs will be amortized to income when production begins, using the unit of production method, based on estimated proven and probable reserves. If no mineral ore body is discovered, such costs will be expensed in the period in which it is determined that the property has no future economic value.

Expenditures for new facilities and improvements that can extend the useful lives of existing facilities will be capitalized as plant and equipment at cost.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company policy for interest and penalties on material uncertain income tax positions recognized in the Company’s consolidated financial statements is to classify these as interest expense and operating expense, respectively. The Company did not incur material income tax interest or penalties during the year ended December 31, 2011.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2011 and 2010 because of the relatively short maturity of the instruments.

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

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in Company’s consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Share-based compensation expense for the years ended December 31, 2011 and 2010 was $0 and $22,000, respectively.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year's consolidated financial statements to conform to classifications used in the current year.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to Company’s current business model. The company recorded impairment expenses of $4,600,000 for the year ended December 31, 2010.

NOTE 2 – ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 RELATED PARTY

The company rents office space and administrative services on a month to month basis from a related party at an average rate of $3,333 per month.  Administrative services provided include bookkeeping, copying and printing, courier services, and telephone. Total expense for rent and administrative fees paid to this related party for the years ended December 31, 2011 and 2010 was $40,000 and $40,000, respectively.

NOTE 4 NOTES PAYABLE-RELATED PARTY

Notes payable at December 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Note payable to related party, non-interest bearing and unsecured. The note is due on demand and does not have any specific repayment terms.	$-	$81,717
Note payable to related party, with 10% interest per annum. The note matures on December 31, 2012. In consideration for the credit facility provided to the Company, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of the Company and its subsidiaries.	126,217	-

Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	-	15,000
Convertible Note payable to related party with 6% interest per annum. The note is convertible into common stock of the Company at a conversion price of $0.01 per share.	-	7,000
Total notes payable	$126,217	$103,717
Less: Unamortized deferred debt discount	(74,857)	0
Total	$51,360	$103,717
Less: current portion	-	(103,717)
Notes payable – long term	$51,360	$-

Note issued in 2010

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

Note issued in 2011

On April 15, 2011, the Company entered into a Loan Agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of for up to $200,000.  As of December 31, 2011 the investor has loaned the company $126,217.  The Note is convertible into shares of common stock at an initial conversion price of $0.01 per share subject to adjustment as contained in the Note. The Note accrues interest at a rate of 10% per annum and matures on December 31, 2012.

The Company identified embedded derivatives related to the Convertible Note entered into on April 15, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $474,696 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	312%
(3) risk-free interest rate of	1.0%,
(4) expected life of	1.75 years, and
(5) fair value of the Company’s common stock of	$0.04 per share.

The initial fair value of the embedded debt derivative of $474,696 was allocated as a debt discount upto the proceeds of the note with the remainder ($352,979) charged to current period operations as interest expenses.

During the year ended December 31, 2011, the Company amortized $51,362 to current period operations as interest expense.

The fair value of the described embedded derivative of $37,865 at December 31, 2011 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;
(2) dividend yield of	0%;
(3) volatility factor of	268%;
(4) an expected life of the conversion feature of	1 year, and
(5) estimated fair value of the company’s common stock of	$0.0036 per share.

At December 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $441,332 for the year ended December 31, 2011.

NOTE 5 EQUITY

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

2011

In January 2011, 1,500,000 common shares were issued, as a repayment of a $15,000 loan to the company.

In May 2011, 700,000 common shares were issued, as a repayment of a $7,000 loan to the company.

NOTE 6 INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2011.

There was no income tax expense for the year ended December 31, 2011.

The Company's benefit differs from the "expected" benefit for the year ended December 31, 2011 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

	December 31,
	2011	2010
Computed “expected" tax benefit	$(15,437)	$(1,912,594)
Benefit of operating loss carryforwards	-	-
Valuation allowance	15,437	1,912,954
Net tax benefit	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2011 are as follows:

December 31, 2011
Deferred Tax Assets
Current Deferred Tax Assets	$-
Net operating loss carryforward	11,728,603
Total gross deferred Tax Assets	11,728,603
Less valuation allowance	(11,728,603)
Net deferred tax assets	$-

The Company has a net operating loss carryforward of approximately $30,864,746 available to offset future taxable income through 2029.

Significant changes in ownership may limit the Company's future use of its existing net operating losses.

NOTE 7 FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2011:

		Fair Value Measurements at December 31, 2011 using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$37,865	-	-	$37,865

The debt derivative  liability are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Level 3 Liabilities are comprised of convertible debt features on our convertible notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

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

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, we have concluded that these disclosure controls and procedures are not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting were not effective based on criteria set forth by the COSO as of December 31, 2011. The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2011.

●
The company was unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources.  At risk areas include cash receipts and payments, processing of journal entries and accounts reconciliations

●	The company’s financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	65	President/Chief Financial Officer/Director/Chief Executive Officer
Linda Kent	56	Corporate Secretary &Treasurer
Daniel Barrette	47	Director Chief Operating Officer Director
Stanley D. Robinson	62	Director

The business experience of the persons listed above during the past five years are as follows:

Georges Benarroch/Chief Financial Officer/President/Director/Chief Executive Officer:
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

E) AUDIT COMMITTEE

The Audit Committee has the responsibility of (i) recommending the selection of our independent public accountants, (ii) reviewing and approving the scope of the independent public accountants' audit activity and extent of non-audit services, (iii) reviewing with management and our independent public accountants the adequacy of our accounting system and the effectiveness of our internal audit plan and activities, (iv) reviewing with management and our independent public accountants the consolidated financial statements and exercising general oversight of the financial reporting process and (v) reviewing with us litigation and other legal matters that may affect our financial condition, and monitoring compliance with our business ethics and other policies.

The Audit Committee is composed of Daniel Barrette, Linda Kent, and Georges Benarroch.  The Audit Committee did not meet in 2011. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Georges Benarroch the Company’s President/Director, Linda Kent the Company’s Corporate Secretary Treasurer, Daniel Barrette the Company’s Chief Operating Officer, for  all services rendered in all capacities to the company for the years ended December 31, 2011 and 2010.

Name/Title	Year	Salary	Bonus	Other	Restricted
				Annual	Option Stocks/
				Compensation	Payouts Awarded
		$	$	$	#
			-	-
Georges Benarroch	2011	-	-	-	-
President/CEO/Director	2010	-	-	-	2,060,000

Linda Kent	2011	-	-	-	-
Secretary/Treasurer/Director	2010	-	-	-	60,000

Daniel Barrette	2011	-	-	-	-
COO/Director	2010	24,000	-	-	1,640,000
Stanley Robinson	2011	-	-	-	-
Director	2010	-	-	-	60,000

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2011 and 2010.

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

The directors received 60,000 common shares each for services during the fiscal year 2010.  None of the directors or senior officers of Gilla and no associate of any of the directors or senior officers of Gilla was indebted to the Company during the financial period ended December 31, 2011 of Gilla other than for routine indebtedness.

EMPLOYMENT CONTRACTS

None

REPORT ON REPRICING OF OPTIONS/SARS

None

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of our common stock, as of March 28, 2012, by:
• all of our directors and executive officers, individually,
• all of our directors and executive officers, as a group, and
• all persons who beneficially owned more than 5% of our outstanding common stock.

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuers voting securities.

Title of Class	Name of Beneficial Owner	Common Shares	Percentage of Class (1)
Common	Georges Benarroch	2,060,000	6.99%
Common	Daniel Barratte	1,840,000	6.24%
Common	Linda Kent/Corporate Secretary Treasurer Director	560,530	1.90%
All directors and executive officers and control person as a group 4,460,530 15.13%
______________
(1)	Beneficial ownership was calculated based on 29,477,766 common stock issued and outstanding as of March 28,2012

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 3 & 4 of the consolidated Financial Statements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed RBSM LLP (“RBSM”), as our independent auditors for the fiscal year ending December 31, 2011.

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $18,000 for audit of our annual consolidated financial statements for the fiscal year ended December 31, 2011 included in our annual report on Form 10-K.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal year ended December 31, 2011, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2011.

 (4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES

Date	Item(s)

2006-01-19	5.02
2006-02-08	8.01, 9.01
2006-10-05	2.01, 5.02, 8.01, 9.1
2006-12-29	3.02
2007-02-01	3.01
2007-03-

(A)   LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	*Articles of Incorporation of Osprey Gold Corp.

3(i)(b)	*Articles of Amendment changing name to Osprey Gold Corp.

3(ii)	*Bylaws of Osprey Gold Corp.

31.1	Certification pursuant to 15 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2012 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Georges Benarroch
Georges Benarroch, President, Chief Executive Officer and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	March 30, 2012
Chief Financial Officer Chief Executive Officer