Form 10-Q
period 2012-03-31
GILLA INC.
filed 2012-05-15
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

29,477,766 Common Shares - $0.0002 Par Value as May 14, 2012

GILLA, INC.

GILLA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2012	2011
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43	$118

TOTAL CURRENT ASSETS	43	118

TOTAL ASSETS	$43	$118

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,919	$8,170
Accrued liabilities	2,500	10,000
Accrued liabilities, related party	80,000	70,000
Accrued interest payable, related party	13,596	10,450
Notes payable related party (net of debt discount)	69,974	-

TOTAL CURRENT LIABILITIES	184,989	98,620

LONG TERM LIABILITIES

Notes payable related party (net of debt discount)	-	51,360
Derivative liability	618,465	37,865
TOTAL LONG TERM LIABILITIES	618,465	89,225

TOTAL LIABILITIES	803,454	187,845

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN STOCKHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
29,477,766 shares issued and outstanding
as of March 31, 2012 and December 31, 2011	5,895	5,895
Additional paid - in capital	30,671,124	30,671,124
Accumulated deficit	(31,480,429)	(30,864,746)

TOTAL (DEFICIENCY) IN STOCKHOLDERS' EQUITY	(803,410)	(187,727)

TOTAL LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY	$43	$118

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31
	2012	2011

EXPENSES:
Exploration cost	-	4,450
General and administrative	13,325	27,451

TOTAL OPERATING EXPENSES	13,325	31,901

LOSS FROM OPERATIONS	(13,325)	(31,901)

OTHER INCOME (EXPENSES)
Loss on change in fair value of derivative liabilities	(580,600)	-
Interest expense	(21,758)	-
TOTAL OTHER (EXPENSES)	(602,358)	-

NET LOSS BEFORE INCOME TAXES	$(615,683)	$(31,901)

INCOME (TAX) BENEFIT	-	-

NET LOSS	$(615,683)	$(31,901)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	29,477,766	28,344,433

LOSS PER COMMON SHARES-
BASIC AND DILUTED	$(0.02)	$(0.00)

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31
	2011	2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(615,683)	$(31,901)
Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization of deferred debt discount	18,611	-
Loss on change in fair value of derivative liabilities	580,600	-
Changes in operating assets and liabilities:
Increase in accounts payable	10,751	16,990
Increase in accrued expenses and related party accruals	5,646	3,000
Net cash used in operating activities	(75)	(11,911)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	-	11,000
Net cash provided by financing activities	-	11,000

Net decrease in cash and cash equivalents	(75)	(911)

Cash and cash equivalents at beginning of period	118	1,617

Cash and cash equivalents at end of period	$43	$706

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash investing and financing activities
Common Stock Issued for Notes Payable	$-	$15,000

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gilla Inc. (the “Company”), was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively.

The Company has specialized in acquiring and consolidating large, exploration-stage properties with near-term production potential and future growth through exploration discoveries. Company’s acquisition and development emphasis is focused on properties containing gold and other strategic minerals located in Africa. The company is currently not in the exploration stage and was in “exploration stage” till June 30, 2011.

The Company formed and received a 99% ownership interest in GISOR SPRL (“GISOR”), a foreign subsidiary, during the last quarter of 2009 and domiciled in The Democratic Republic of the Congo. This subsidiary was formed solely for the purpose of acquiring mining rights. GISOR has not had significant business activities since its inception.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the company’s management.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and its subsidiary, GISOR SPRL (GISOR). GISOR did not have significant activities and there were no significant intercompany transactions or balances between the Company and its subsidiary as of March 31, 2012.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Reporting

While the information presented in the accompanying interim three months condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of its operations and consolidated cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements follow the same accounting policies and methods of their application as the December 31, 2011 audited annual consolidated financial statements of Gilla Inc. All adjustments are of a normal recurring nature. It is suggested that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company’s December 31, 2011 annual consolidated audited financial statements.

Operating results for the three months are not necessarily indicative of the results that can be expected for the year ended December 31, 2012.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying interim unaudited condensed consolidated financial statements, the Company has incurred net loss of $615,683, an accumulated deficit of 31,480,429, deficiency in stockholders’ equity of $803,410, used $75 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $184,946.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These interim unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Company’s ability to continue as a going concern is dependent on the ability to further implement its business plan, raise capital, and generate revenues. The management recognizes that it must generate additional resources and that it must successfully implement its business plan and achieves profitable operations. The Company cannot assure that it will be successful in any of these activities. Should any of these events not occur, its financial condition will be adversely affected.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The time required for the Company to become profitable from operations is highly uncertain, and the Company cannot assure you that it will achieve or sustain operating profitability or generate sufficient cash flow to meet its planned capital expenditures. If required, the Company’s ability to obtain additional financing from other sources also depends on many factors beyond its control, including the state of the capital markets and the prospects for its business. The necessary additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of its common stock.

The Company cannot assure that it will generate sufficient cash flow from operations or obtain additional financing to meet its obligations.

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

Reclassifications

Certain reclassifications have been made in prior period's unaudited condensed consolidated financial statements to conform to classifications used in the current period.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim unaudited condensed consolidated financial statements.

NOTE 4 - EQUITY

On January 2011 the Company issued 1,500,000 common shares at $0.01 per share to a shareholder as payment for $15,000 promissory note.

On May 10, 2011 the Company issued 700,000 common shares at $0.01 per share to a shareholder as payment for $7,000 promissory note.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 (unaudited)	December 31, 2011
Note payable to related party, with 10% interest per annum. The note matures on December 31, 2012. In consideration for the credit facility provided to the Company, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of the Company and its subsidiaries.	$126,217	$126,217

Total	126,217	126,217
Less: Unamortized deferred debt discount	(56,243)	(74,855)
Total	69,974	51,362
Less: current portion	(69,974)	-
Notes payable – long term	$-	$51,362

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

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 - NOTES PAYABLE - RELATED PARTY (Continued)

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

During the quarter ended March 31, 2012, the Company amortized $18,614 to current period operations as interest expense.

The fair value of the described embedded derivative of $618,465 at March 31, 2012 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;
(2) dividend yield of	0%;
(3) expected volatility factor of	437%;
(4) an expected life of the conversion feature of	0.75 year, and
(5) fair value of the company’s common stock of	$0.05 per share.

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $580,600 for the quarter ended March 31, 2012.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2012:

		Fair Value Measurements at March 31, 2012 using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$618,465	-	-	$618,465

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

Debt Derivative Liability
Balance, January 1, 2012	$37,865
Initial fair value of debt derivatives at note issuances	-
Mark-to-market at March 31, 2012:
- Embedded debt derivatives	580,600
Balance, March 31, 2012	$618,465

Net (loss) for the period included in earnings relating to the liabilities held at March 31, 2012	$(580,600)

NOTE 7 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Gilla is a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential, and future growth through exploration discoveries.

On April 15, 2011, Gilla Inc. (“Gilla” or the “Company”) entered into a Loan Agreement with Credifinance Capital Corp. (“CFCC” or the “Note holder”) for the provision of a credit facility for an aggregate principal amount of Two Hundred Thousand Dollars ($200,000) in order to provide working capital and other resources for the business of Gilla.  The Loan Agreement will mature on December 31, 2012 and interest of ten percent (10%) per annum is payable annually.  CFCC has already provided loans and advances to Gilla. In consideration for the credit facility provided to Gilla, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of Gilla and its subsidiaries.

The company is currently not in the exploration stage and was in “explorative stage” till June 30, 2011

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The Registrant conducted no actual mining operation during the nine months ended March 31, 2012. As such, it had no revenues as described in the interim unaudited condensed consolidated financial statements, attached hereto.  However, the Company had a net loss of $615,683and $31,901 for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $184,946 and $98,502 as of March 31, 2012 and December 31, 2011, respectively. Cash were $43 and $118 as of March 31, 2012 and December 31, 2011, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $75 for the three months ended March 31, 2012 which was $11,836 below cash outflow from operations of $11,911 for the three months ended March 31, 2011.

Cash from financing activities

The Company had no net cash inflow from financing activities for the three months ended March 31, 2012 which was $11,000 below the cash inflow from financing activities for the three months ended March 31, 2011, which was $11,000.

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

The report of our independent accountants on our December 31, 2011 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to lack of operations and revenue and substantial recurring losses from operations and significant accumulated deficit and working capital deficit.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Notes to Unaudited Condensed Consolidated Financial Statements. Several of those critical accounting policies are as follows:

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

As of March 31, 2012 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive and Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive and Financial Officer,*

●	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2012 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Georges Benarroch
Georges Benarroch,
President, Chief Executive Officer &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	May 15, 2012
Chief Executive Officer
Chief Financial Officer