Form 10-Q
period 2012-06-30
GILLA INC.
filed 2012-08-14
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

29,477,766 Common Shares - $0.0002 Par Value as August 14, 2012

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILLA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18	$118

TOTAL CURRENT ASSETS	18	118

TOTAL ASSETS	$18	$118

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,307	$8,170
Accrued liabilities	5,000	10,000
Accrued liabilities, related party	90,000	70,000
Accrued interest payable, related party	16,840	10,450
Notes payable related party (net of debt discount)	82,635	-

TOTAL CURRENT LIABILITIES	211,782	98,620

LONG TERM LIABILITIES

Notes payable related party (net of debt discount)	-	51,360
Derivative liability	100,223	37,865
TOTAL LONG TERM LIABILITIES	100,223	89,225

TOTAL LIABILITIES	312,005	187,845

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN STOCKHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
29,477,766 shares issued and outstanding
as of June 30, 2012 and December 31, 2011	5,895	5,895
Additional paid - in capital	30,681,124	30,671,124
Accumulated deficit	(30,999,006)	(30,864,746)

TOTAL (DEFICIENCY) IN STOCKHOLDERS' EQUITY	(311,987)	(187,727)

TOTAL LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY	$18	$118

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

OPERATING EXPENSES:
Exploration cost	$-	$-	$-	$4,450
General and administrative	14,962	30,764	28,287	58,215

TOTAL OPERATING EXPENSES	14,962	30,764	28,287	62,665

LOSS FROM OPERATIONS	(14,962)	(30,764)	(28,287)	(62,665)

OTHER INCOME (EXPENSES)
Gain (loss) on change in fair value of derivative liabilities	518,241	121,717	(62,359)	121,717
Interest expense	(21,855)	(125,972)	(43,614)	(125,972)
TOTAL OTHER INCOME (EXPENSES)	496,386	(4,255)	(105,973)	(4,255)

NET INCOME (LOSS) BEFORE INCOME TAXES	$481,424	$(35,019)	$(134,260)	$(66,920)

INCOME (TAX) BENEFIT	-	-	-	-

NET INCOME (LOSS)	$481,424	$(35,019)	$(134,260)	$(66,920)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-
BASIC	29,477,766	29,170,074	29,477,766	28,759,534
FULLY DILUTED	49,522,319	29,170,074	29,477,766	28,759,534

EARNINGS (LOSS) PER COMMON SHARES-
BASIC	$0.02	$(0.00)	$(0.00)	$(0.00)
DILUTED	$0.01	$(0.00)	$(0.00)	$(0.00)

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(134,260)	$(66,920)
Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization of deferred debt discount	37,223	-
Beneficial conversion discount	-	121,717
Gain (loss) on change in fair value of derivative liabilities	62,358	(121,717)
Changes in operating assets and liabilities:
Increase in accounts payable	9,139	721
Increase in accrued expenses and related party accruals	21,390	26,255
Net cash used in operating activities	(4,150)	(39,944)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	4,050	40,000
Net cash provided by financing activities	4,050	40,000

Net (decrease) increase in cash and cash equivalents	(100)	56

Cash and cash equivalents at beginning of period	118	1,617

Cash and cash equivalents at end of period	$18	$1,673

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Common Stock Issued for Notes Payable	$-	$22,000
Beneficial conversion features	$-	$121,717
Sale of 990 shares of subsdiairy to related party	$10,000	$-

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

The Company formed and received a 99% ownership interest in GISOR SPRL (“GISOR”), a foreign subsidiary, during the last quarter of 2009 and domiciled in The Democratic Republic of the Congo. This subsidiary was formed solely for the purpose of acquiring mining rights. GISOR has not had significant business activities since its inception. On June 22, 2012 the company entered into share purchase agreement and sold 990 shares of common stock held in GISOR to a related party for $10,000.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the company’s management.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Gilla, Inc. include the accounts of the following companies: Gilla, Inc. and its subsidiary, GISOR SPRL (GISOR). GISOR did not have significant activities and there were no significant intercompany transactions or balances between the Company and its subsidiary. On June 22, 2012, Gilla entered into share purchase agreement and sold 990 shares of common stock held in GISOR to a related party for $10,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying interim unaudited condensed consolidated financial statements, the Company has incurred net loss of $134,260, an accumulated deficit of $30,999,006, deficiency in stockholders’ equity of $311,987, used $4,150 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $211,764.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These interim unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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
June 30, 2012

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

Management’s Plans

On June 26, 2012 the company entered into a Letter of Intent to acquire all of the outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 25 million common shares of Gilla to the shareholders of Snoke Distribution and Snoke Distribution satisfying Gilla’s outstanding debt.  Snoke Distribution is the holder of a distribution agreement with German manufacturer Ecoreal GmbH & Co. KG ( www.isnoke.com ) for the exclusive rights to distribute all Snoke electronic cigarette (“e-cigarette”) products in North America, the United Kingdom, Mexico and the Caribbean (“Snoke Rights”).  The Snoke Rights have a five year term, which automatically renews in perpetuity unless there is a breach of the distribution agreement or Snoke Distribution becomes insolvent.

The Snoke e-cigarette was invented by leading German Oncologist Dr. Jürgen Ruhlmann.  It is the only e-cigarette manufactured in Germany and is done so to the GMP2000 pharmaceutical standard.  The Snoke comes in both premium version, which is rechargeable, and a disposable version that is the equivalent of 1.5-2 packages of regular cigarettes.  SNO-Caps (the inhaled flavor packages inside the tip) are available in nicotine and non-nicotine and come in a range of pleasant flavours:  tobacco, tobacco mild, mint, menthol, coffee, espresso, chocolate, vanilla, apple, cherry, green-tea, and energy.  As of date, the date of issuance of these financial statements, the company had not closedon this agreement.

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

Reclassifications

Certain reclassifications have been made in prior period's unaudited condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no effect on reported income or losses.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 3 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim unaudited condensed consolidated financial statements.

NOTE 4 - EQUITY

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock as of June 30, 2012. As of June 30, 2012 and December 31, 2011, 29,477,766 shares of the Company's common stock were issued and outstanding.

On January 2011 the Company issued 1,500,000 common shares at $0.01 per share to a shareholder as payment for $15,000 promissory note.

On May 10, 2011 the Company issued 700,000 common shares at $0.01 per share to a shareholder as payment for $7,000 promissory note.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012(unaudited)	December 31, 2011
Note payable to related party, with 10% interest per annum. The note matures on December 31, 2012. In consideration for the credit facility provided to the Company, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of the Company and its subsidiaries.	$120,267	$126,217

Total	120,267	126,217
Less: Unamortized deferred debt discount	(37,632)	(74,855)
Total	82,635	51,362
Less: current portion	(82,635)	-
Notes payable – long term	$-	$51,362

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
June 30, 2012

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

During the three and six months ended June 30, 2012, the Company amortized $18,611 and $37,225, respectively to current period operations as interest expense.

The fair value of the described embedded derivative of $100,223 at June 30, 2012 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;
(2) dividend yield of	0%;
(3) expected volatility factor of	479%;

(4) an expected life of the conversion feature of	0.50 year, and
(5) fair value of the company’s common stock of	$0.006 per share.

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $518,241 and non-operating loss of $62,359 for the three and six months ended June 30, 2012, respectively.

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
June 30, 2012

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2012:

		Fair Value Measurements at June 30, 2012 using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$100,223	-	-	$100,223

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

Debt Derivative Liability
Balance, January 1, 2012	$37,865
Initial fair value of debt derivatives at note issuances	-
Mark-to-market at June , 2012:
- Embedded debt derivatives	62,359
Balance, June 30, 2012	$100,223

Net (loss) for the period included in earnings relating to the liabilities held at June 30, 2012	$(62,359)

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

On June 25, 2012 entered into a Letter of Intent to acquire all of the outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 25 million common shares of Gilla to the shareholders of Snoke Distribution and Snoke Distribution satisfying Gilla’s outstanding debt.  Snoke Distribution is the holder of a distribution agreement with German manufacturer Ecoreal GmbH & Co. KG ( www.isnoke.com ) for the exclusive rights to distribute all Snoke electronic cigarette (“e-cigarette”) products in North America, the United Kingdom, Mexico and the Caribbean (“Snoke Rights”).  The Snoke Rights have a five year term, which automatically renews in perpetuity unless there is a breach of the distribution agreement or Snoke Distribution becomes insolvent.

The Snoke e-cigarette was invented by leading German Oncologist Dr. Jürgen Ruhlmann.  It is the only e-cigarette manufactured in Germany and is done so to the GMP2000 pharmaceutical standard.  The Snoke comes in both premium version, which is rechargeable, and a disposable version that is the equivalent of 1.5-2 packages of regular cigarettes.  SNO-Caps (the inhaled flavor packages inside the tip) are available in nicotine and non-nicotine and come in a range of pleasant flavours:  tobacco, tobacco mild, mint, menthol, coffee, espresso, chocolate, vanilla, apple, cherry, green-tea, and energy.

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

on June 25, 2012, the entered into a Share Purchase Agreement with Credifinance Capital Corp. (“CFCC”) to sell all of the Company’s shares in GISOR SA, a private company registered in the Democratic Republic of the Congo to CFCC in reduction of a portion of the the Company’s outstanding debt to CFCC.

The company is currently not in the exploration stage and was in “explorative stage” till June 30, 2011

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The Registrant conducted no actual mining operation during the three months ended June 30, 2012. As such, it had no revenues as described in the interim unaudited condensed consolidated financial statements, attached hereto.  However, the Company had a net income of $481,424 for the three months ended June 30, 2012 and a net loss of $35,019 for the three months ended June 30, 2011. The net income of $481,424 during the three months ended June 30, 2012, was a result of gain on change in the fair value of derivative liability of $518,241, offset by operating expenses of $14,962 and interest expense of $21,855.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The Registrant conducted no actual mining operation during the six months ended June 30, 2012. As such, it had no revenues as described in the interim unaudited condensed consolidated financial statements, attached hereto.  However, the Company had a net loss of $134,260 and $66,920 for the six months ended June 30, 2012 2011. The net loss of $134,260 during the six months ended June 30, 2012, was a result of operating expenses of $28,287, loss on change in the fair value of derivative liability of $62,359 and interest expense of $43,614.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits of $211,764 and $98,502 as of June 30, 2012 and December 31, 2011, respectively. Cash were $18 and $118 as of June 30, 2012 and December 31, 2011, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $4,150 for the six months ended June 30, 2012 which was $35,794 below cash outflow from operations of $39,944 for the six months ended June 30, 2011.

Cash from financing activities

The Company had $4,050 net cash inflow from financing activities for the six months ended June 30, 2012 which was $35,950 below the cash inflow from financing activities for the six months ended June 30, 2011, which was $40,000.

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

As of June 30, 2012 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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
____________
●	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 30, 2012 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Georges Benarroch
Georges Benarroch, President, Chief Executive Officer &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	August 14, 2012
Georges Benarroch	Chief Executive Officer
Chief Financial Officer