Form 10-Q
period 2012-09-30
GILLA INC.
filed 2012-11-14
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

29,477,766 Common Shares - $0.0002 Par Value as of November 12, 2012

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILLA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30.	December 31.
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28	$118

TOTAL CURRENT ASSETS	28	118

TOTAL ASSETS	$28	$118

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,879	$8,170
Accrued liabilities	2,500	10,000
Accrued liabilities, related party	100,000	70,000
Accrued interest payable, related party	19,936	10,450
Convertible notes payable related party (net of debt discount)	109,857	-

TOTAL CURRENT LIABILITIES	247,172	98,620

LONG TERM LIABILITIES

Convertible notes payable related party (net of debt discount)	-	51,360
Derivative liability	90,214	37,865
TOTAL LONG TERM LIABILITIES	90,214	89,225

TOTAL LIABILITIES	337,386	187,845

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY) IN STOCKHOLDERS' EQUITY
Common stock, $0.0002 par value, 300,000,000 shares authorized;
29,477,766 shares issued and outstanding
as of September 30, 2012 and December 31, 2011	5,895	5,895
Additional paid - in capital	30,681,124	30,671,124
Accumulated deficit	(31,024,377)	(30,864,746)

TOTAL (DEFICIENCY) IN STOCKHOLDERS' EQUITY	(337,358)	(187,727)

TOTAL LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY	$28	$118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended		For the Nine Months Ended
	September 30.		September 30.
	2012	2011	2012	2011

OPERATING EXPENSES:
Exploration cost	$-	$-	$-	$4,450
General and administrative	13,672	20,825	41,960	79,040

TOTAL OPERATING EXPENSES	13,672	20,825	41,960	83,490

LOSS FROM OPERATIONS	(13,672)	(20,825)	(41,960)	(83,490)

OTHER INCOME (EXPENSES)
Gain (loss) on change in fair value of derivative liabilities	10,009	(88,802)	(52,350)	32,915
Interest expense	(21,708)	(4,070)	(65,321)	(130,042)
TOTAL OTHER INCOME (EXPENSES)	(11,699)	(92,872)	(117,671)	(97,127)

NET (LOSS) BEFORE INCOME TAXES	$(25,371)	$(113,697)	$(159,631)	$(180,617)

INCOME (TAX) BENEFIT	-	-	-	-

NET (LOSS)	$(25,371)	$(113,697)	$(159,631)	$(180,617)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC	29,477,766	29,170,074	29,477,766	28,759,534
FULLY DILUTED	29,477,766	29,170,074	29,477,766	28,759,534

(LOSS) PER COMMON SHARES-
BASIC	$(0.00)	$(0.00)	$(0.01)	$(0.01)
DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GILLA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30.
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(159,631)	$(180,617)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt discount	55,835	122,717
(Gain) loss on change in fair value of derivative liabilities	52,349	(32,915)
Changes in operating liabilities:
Increase in accounts payable	6,711	4,467
Increase in accrued expenses and related party accruals	31,986	43,825
Net cash used in operating activities	(12,751)	(42,523)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	12,660	41,000
Net cash provided by financing activities	12,660	41,000

Net decrease in cash and cash equivalents	(91)	(1,523)

Cash and cash equivalents at beginning of period	118	1,617

Cash and cash equivalents at end of period	$28	$94

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Common Stock Issued for Notes Payable	$-	$22,000
Beneficial conversion features	$-	$121,717
Sale of 990 shares of subsdiairy to related party	$10,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ended December 31, 2012.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying interim unaudited condensed consolidated financial statements, the Company has incurred net loss of $159,631, an accumulated deficit of 31,024,377, deficiency in stockholders’ equity of $337,358, used $12,751 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $247,144. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These interim unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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
SEPTEMBER 30, 2012

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

Management’s Plans

On June 26, 2012 the company entered into a Letter of Intent to acquire all of the outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 25 million common shares of Gilla to the shareholders of Snoke Distribution and Snoke Distribution satisfying Gilla’s outstanding debt.  Snoke Distribution is the holder of a distribution agreement with German manufacturer Ecoreal GmbH & Co. KG (www.isnoke.com) for the exclusive rights to distribute all Snoke electronic cigarette (“e-cigarette”) products in North America, the United Kingdom, Mexico and the Caribbean (“Snoke Rights”).  The Snoke Rights have a five year term, which automatically renews in perpetuity unless there is a breach of the distribution agreement or Snoke Distribution becomes insolvent. As of the date of issuance of these Form 10-Q, the company had not closed on this agreement.

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

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible .

Reclassifications

Certain reclassifications have been made in prior period's unaudited condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no effect on reported income or losses.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 3 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim unaudited condensed consolidated financial statements.

NOTE 4 - EQUITY

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock as of September 30, 2012. As of September 30, 2012 and December 31, 2011, 29,477,766 shares of the Company's common stock were issued and outstanding.

On January 2011 the Company issued 1,500,000 common shares at $0.01 per share to a shareholder as payment for $15,000 promissory note.

On May 10, 2011 the Company issued 700,000 common shares at $0.01 per share to a shareholder as payment for $7,000 promissory note.

NOTE 5 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

Convertible Notes payable, related party at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 (unaudited)	December 31, 2011
Convertible Note payable to related party, with 10% interest per annum. The note matures on December 31, 2012. In consideration for the credit facility provided to the Company, CFCC or its designee shall receive a 15% non-dilution interest in all real and personal properties held by the Company through its 99% GISOR SA subsidiary in the Democratic Republic of the Congo as of the date hereof, and not as security for the payment of the Note, but subject to any liens or other security interests arising from bona fide indebtedness of the Company and its subsidiaries.	$128,877	$126,217

Total	128,877	126,217
Less: Unamortized deferred debt discount	(19,020)	(74,855)
Total	109,857	51,362
Less: current portion	(109,857)	-
Notes payable – long term	$-	$51,362

Note issued in 2011

On April 15, 2011, the Company entered into a Loan Agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of for up to $200,000. As of September 30, 2012 the investor has loaned the company $128,877.  The Note is convertible into shares of common stock at an initial conversion price of $0.01 per share subject to adjustment as contained in the Note. The Note accrues interest at a rate of 10% per annum and matures on December 31, 2012.

GILLA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY (Continued)

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

During the three and nine months ended September 30, 2012, the Company amortized $18,611 and $55,833, respectively to current period operations as interest expense.

The fair value of the described embedded derivative of $90,214 at September 30, 2012 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;
(2) dividend yield of	0%;
(3) expected volatility factor of	479%;

(4) an expected life of the conversion feature of	0.25 year, and
(5) fair value of the company’s common stock of	$0.0095 per share.

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $10,009 and non-operating loss of $52,350 for the three and nine months ended September 30, 2012, respectively.

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
SEPTEMBER 30, 2012

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2012:

		Fair Value Measurements at September30, 2012 using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$90,214	-	-	$90,214

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2012:

Debt Derivative Liability
Balance, January 1, 2012	$37,865
Initial fair value of debt derivatives at note issuances	-
Mark-to-market at September , 2012:
- Embedded debt derivatives	52,350
Balance, September 30, 2012	$90,214

Net loss for the period included in earnings relating to the liabilities held at September 30, 2012	$(52,350)

NOTE 7 – SUBSEQUENT EVENTS

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

On June 25, 2012 entered into a Letter of Intent to acquire all of the outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 25 million common shares of Gilla to the shareholders of Snoke Distribution and Snoke Distribution satisfying Gilla’s outstanding debt.  Snoke Distribution is the holder of a distribution agreement with German manufacturer Ecoreal GmbH & Co. KG (www.isnoke.com) for the exclusive rights to distribute all Snoke electronic cigarette (“e-cigarette”) products in North America, the United Kingdom, Mexico and the Caribbean (“Snoke Rights”).  The Snoke Rights have a five year term, which automatically renews in perpetuity unless there is a breach of the distribution agreement or Snoke Distribution becomes insolvent. As of the date of issuance of these Form 10-Q, the company had not closed on this agreement.

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

on June 25, 2012, the entered into a Share Purchase Agreement with Credifinance Capital Corp. (“CFCC”) to sell all of the Company’s shares in GISOR SA, a private company registered in the Democratic Republic of the Congo to CFCC in reduction of a portion of the Company’s outstanding debt to CFCC.

The company is currently not in the exploration stage and was in “explorative stage” till June 30, 2011

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The Registrant conducted no actual mining operation during the three months ended September 30, 2012. As such, it had no revenues as described in the interim unaudited condensed consolidated financial statements, attached hereto.  However, the Company had a net loss of $25,371 for the three months ended September 30, 2012 and a net loss of $113,697 for the three months ended September 30, 2012. The net loss of $25,371 during the three months ended September 30, 2012, was a result of gain on change in the fair value of derivative liability of $10,009, offset by operating expenses of $13,672 and interest expense of $21,708.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The Registrant conducted no actual mining operation during the nine months ended September 30, 2012. As such, it had no revenues as described in the interim unaudited condensed consolidated financial statements, attached hereto.  However, the Company had a net loss of $159,631 and $180,617 for the nine months ended September 30, 2012 and 2011, respectively. The net loss of $159,631 during the three months ended September 30, 2012, was a result of operating expenses of $41,960, loss on change in the fair value of derivative liability of $52,350 and interest expense of $65,321.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficits (current liabilities exceeded current assets) of $247,144 and $98,502 as of September 30, 2012 and December 31, 2011, respectively. Cash were $28 and $118 as of September 30, 2012 and December 31, 2011, respectively.

Cash from operating activities

The Company’s cash outflow from operations of $12,751 for the nine months ended September 30, 2012 which was $29,772 below cash outflow from operations of $42,523 for the nine  months ended September  30, 2011.

Cash from financing activities

The Company had $12,660 net cash inflow from financing activities for the nine months ended September 30, 2012 which was $28,340 below the cash inflow from financing activities for the nine  months ended September 30, 2011, which was $41,000.

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
Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes.

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

As of September 30, 2012 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2012 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Georges Benarroch
Georges Benarroch, President, Chief Executive Officer &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Georges Benarroch	President	November 14, 2012
Chief Executive Officer Chief Financial Officer