Form 10-K
period 2012-12-31
GILLA INC.
filed 2013-04-01
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Registrant's telephone number, including area code (416) 843-2881

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, Preferred Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☑	Yes	☐	No

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2012, was approximately $274,156.60, based on the average bid and asked prices on such date of $0.006.  The registrant does not have any non-voting equities.

The Registrant had 62,277,766 shares of common stock, $0.0002 par value per share, outstanding on April 1, 2013.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Gilla Inc., which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

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

On June 25, 2012, the Company entered into a Share Purchase Agreement to sell all of the Company’s shares in GISOR in exchange for a reduction of a portion of the Company’s outstanding debt.  The Company sold 990 shares of common stock held in GISOR to a related party for $10,000.

On June 25, 2012, the Company entered into a Letter of Intent with Snoke Distribution Canada Ltd., a corporation existing under the laws of Ontario (“Snoke Distribution”), to acquire all of the outstanding common shares of Snoke Distribution through the issuance of 25 million common shares of the Registrant to the shareholders of Snoke Distribution.

On November 21, 2012, the Company closed the acquisition of Snoke Distribution through the issuance of 29,766,667 commons shares of the Registrant.

On November 21, 2012, the Company closed a private placement of $135,000 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the Merger date.

On December 12, 2012, the Company closed a private placement of $16,667 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the date of issuance.

Prior to the acquisition, the Company was a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through its exploration activities and its discoveries. Acquisition and development emphasis was focused on properties containing gold and other strategic minerals that were located in Africa.

The Company is a “development stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through December 31, 2012, the Company has accumulated losses of $1,103,039.

Business of Issuer

The Company designs, markets and distributes electronic cigarettes (“e-cigarettes”) and accessories. E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. E-cigarettes do not burn tobacco are not smoking cessation devices.

When a smoker inhales the e-cigarette, a vacuum inside the product triggers a micro switch that activates a heating spiral in turn vaporizing the contained liquid. The product then dispenses a vapor that replicates smoke containing the taste and the nicotine. Not all e-cigarettes contain nicotine which allows users to replicate the smoking experience nicotine free.

ITEM 1A. Risk Factors

MANAGEMENT RISKS

Management of the Company consists of J. Graham Simmons/Chief Executive Officer, Daniel Yuranyi/President and Chief Operating Officer, Ashish Kapoor/Chief Financial Officer and Carrie J. Weiler/Corporate Secretary. The Company has not entered into employment agreements with any of the Company’s new officers and directors.

The Company’s success is largely dependent on the continued service of the members of the management team, who are critical in establishing corporate strategies, focus and future growth. The Company’s success will depend on the ability to attract and retain a qualified and competent management team in order to manage operations. Management of the Company also historically relied upon, and will continue to rely upon for the foreseeable future, the employment of outside consultants and independent contractors such as attorneys, accountants, financial advisors, and others to assist management in conducting the business affairs of the Company. Therefore, the Company’s operations may be severely disrupted, and may incur additional expenses to recruit and retain new officers.

BUSINESS RISKS

The Company is reorganizing to engage in a new and different business. If successful, of which there is no assurance, the newly reorganized business, will still be deemed to be a start-up company. The Company expects to incur significant capital and operating expenses to bring its products to the market, and there can be no assurance that the Company will be able to validate and market products in the future that will generate revenues or that any revenues generated will be sufficient to become profitable or thereafter maintain profitability.

COMPETITIVE RISKS

The market for the Company’s products is very competitive and subject to rapid technological change and regulatory requirements. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. The e-cigarette industry competes with respect to brand recognition, brand loyalty, product quality, customer service and price. Market disruption will be caused when new products or brands are able to differentiate from the market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and prospects.

The Company will also face indirect competitors such as the traditional tobacco companies offering cigarettes, Nicotine Replacement Therapies (NRT) and smokeless tobacco products. It is likely that these companies will enter the market as the e-cigarette industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

POLITICAL RISKS

The Company competes with foreign importers who do not comply with government regulations.

The Company faces competition from foreign sellers of e-cigarettes who may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their products at a more competitive price, potentially allowing them to capture a larger market share. Moreover, should the Company be unable to sell certain products during any regulatory approval process, there can be no assurances that the Company will be able to recapture those customers lost to foreign domiciled competitors during any “blackout” periods, during which the Company is unable to sell its products. This competitive disadvantage may have a material adverse effect on the business, results of operations and our financial condition.

CHANGES IN GOVERNMENTAL LAWS AND REGULATIONS

The Company may be required to obtain the approval of various government agencies to market products.

E-cigarettes are new to the marketplace and may be subject to regulation as a tobacco product and possibly as a drug and drug device if marketed using therapeutic claims. Most e-cigarettes are sold as a means of delivering nicotine to the body. The Food and Drug Administration (“FDA”) is the regulatory agency which oversees tobacco products; however at present it is unclear what, if any regulatory process is required to import, market, manufacture and or distribute e-cigarettes. To date the FDA has not established a definitive policy regulating e-cigarettes.

The Company’s products are subject to product safety regulations by federal, state, and local organizations. Accordingly, the Company may be required, or may voluntarily determine to, obtain approval of our products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from the Company’s technical staff, and, if redesign were necessary, could result in a delay in the introduction of our products in various markets. There can be no assurance that the Company will obtain any or all of the approvals that may be required to market our products.

The regulation of cigarettes by the Food and Drug Administration may materially adversely affect the Company.

In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that grants the FDA authority to regulate tobacco products. The legislation:

●
established a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes and issue a nonbinding recommendation to the FDA regarding menthol by March 23, 2011;

●	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;
●	requires larger and more severe health warnings, including graphic images, on packs, cartons and advertising;
●	bans the use of descriptors on tobacco products, such as “low tar” and “light”;
●	requires the disclosure of ingredients, additives and constituents to consumers;
●	requires pre-market approval by the FDA of all new products, including substantially equivalent products;
●	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;
●	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;
●	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;
●	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and
●	permits possible inconsistent state and local regulation of the advertising or promotion of cigarettes by providing an exception to certain federal preemption of such regulation.

The legislation also permits the FDA to impose restrictions regarding the use of menthol in cigarettes. The Company believes that such regulations imposed on our business could have a material adverse effect or even prevent the sale of the Company’s products.

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

Of the currently issued and outstanding shares of common stock of the Company, approximately 16,585,000 shares (approximately 26.63% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only three individuals or corporations.  That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

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

GOING CONCERN RISKS

Our independent registered public accounting firm’s report contains and explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 28, 2013, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company occupies office space at 2241 Hollywood Bvld., Hollywood, FL 33020. The Company entered into an operating lease agreement for a rental property in Hollywood, Florida, USA of approximately 2,600 sq. ft. The terms of this agreement are to be for a period of 2 years beginning May 1, 2012 and ending April 30, 2014 with payments made monthly and annual rent in year 1 of $37,800 and year 2 of $38,924 plus Florida sales tax of 7%. The Company has the option to extend the lease 1 year for 3 consecutive years at 3% annual increase in rental amounts.

The Company owns no investments.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The securities have been trading on the over-the-counter market until it was moved to Pink Sheets in February 2011, under the symbol “GLLA” as the trading activity was not sufficient for continuing to trade over the counter. The Company is a fully reporting OTC Markets company and trades on the OTC QB under the symbol “GLLA.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

2011	HIGH	LOW
First Quarter	$0.05	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.035	$0.0035

2012	HIGH	LOW
First Quarter	$0.12	$0.0036
Second Quarter	$0.006	$0.005
Third Quarter	$0.0095	$0.006
Fourth Quarter	$0.05	$0.01

On December 31, 2012, the closing price of our common stock as reported on the OTCBB was $0.01 per share. On December 31, 2012, we had in excess of 417 beneficial stockholders of our common stock and 62,277,766 shares of our common stock were issued and outstanding.

DIVIDENDS

On January 17, 2008, the Board of Directors of the Company declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008. The Company has not determined when it shall make its next dividend payment.

RECENT SALES OF UNREGISTERED SECURITIES

In January 2011, 1,500,000 common shares were issued, as a repayment of a $15,000 loan to the company.

In May 2011, 700,000 common shares were issued, as a repayment of a $7,000 loan to the company.

On November 21, 2012, in connection with the reverse merger transaction, the Company issued 29,766,667 shares of its common stock in exchange for 29,477,667 shares of Snoke Distribution Canada. See discussion in Note 2 Reverse Merger Transaction and Accounting.

During the month of November the Company issued 400,000 shares of common stock valued at $0.025 in exchange $10,000 in cash.

During the month of November the Company closed a private placement of 4,366,667 shares of common stock for $131,000 at a price of $0.03 per common share.

On November 21, 2012, the Company closed a private placement of $135,000 at a price of $0.05 per common share each with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the Merger date. The private placement resulted in the issuance of 2,700,000 shares of the Registrant’s common stock from treasury.

On December 12, 2012, the Company closed a private placement of $16,667 at a price of $0.05 per common share each with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the date of issuance. The private placement resulted in the issuance of 333,333 shares of the Registrant’s common stock from treasury.

The Company issued these shares in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended December 31,
	2012	2011
Revenues	$-	$-

Net Loss	$(1,063,803)	$(34,334)

Earnings (Loss) Per Share	$(0.04)	$(0.00)

Total assets	$15,677	$3,044

Total liabilities	$818,117	$37,508

 ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the audited consolidated financial statements of Gilla Inc. for the year ended December 31, 2012. The financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the financial statements and related notes of Gilla Inc. contained elsewhere in this Annual Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

Overview

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

Recent Developments

On November 21, 2012, Gilla Inc. (“Gilla” or the “Company” or the “Registrant”) merged with Snoke Distribution Canada Ltd., a corporation existing under the laws of Ontario (“Snoke Distribution”). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Snoke Distribution through the issuance of common shares of the Registrant to the shareholders of Snoke Distribution.

As a result of the Merger and pursuant to the Resolutions, Snoke Distribution has become a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its common stock to shareholders of Snoke Distribution at a rate of 1 share of the Registrant’s common stock for each Snoke Distribution common share. Immediately prior to the Merger, the Registrant had 29,477,766 shares of common stock outstanding.

Following the Merger, the Registrant has 59,244,433 shares of common stock outstanding after the share exchange and the issuance of 29,766,667 common shares to the shareholders of Snoke Distribution, which included a private placement of $141,000 into Snoke Distribution.

At closing, the Registrant also closed a private placement of $135,000 at a price of $0.05 per Gilla common share, each entitled to a half warrant to purchase one common share at an exercise price of $0.10 per common share for a period of six months following the Merger. The private placement resulted in the issuance of 2,700,000 shares and 1,350,000 warrants of the Registrant’s common stock from treasury. Following the Merger and the private placement, the Registrant has 61,944,433 shares of common stock outstanding.

The transaction has been accounted for as a reverse merger, and Snoke Distribution is the acquiring company on the basis that Snoke Distribution’s senior management became the entire senior management of the merged entity and there was a change of control of the Company. In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations; Reverse Acquisitions, Snoke Distribution was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of the Snoke Distribution’s capital structure. Following the reverse merger, the historical financial statements of Snoke Distribution became the historical financial statements of the Company.

The Company designs, markets and distributes electronic cigarettes (“e-cigarettes”) and accessories. E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. E-cigarettes do not burn tobacco are not smoking cessation devices.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $1,103,039.

Critical Accounting Policies

Significant Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Basis of Consolidation

These consolidated financial statements include the financial statements of Gilla Inc., Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA LLC.  All inter-company accounts and transactions are eliminated in preparing the consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period

Foreign Currency Translation

The Company maintains its books and records in Canadian Dollars. The Company’s subsidiary in the USA maintains their books in U.S. Dollars (the reporting currency). The Company’s financial statements are converted to U.S. Dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the reporting period. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2012	December 31, 2011
Period-end CAD: USD exchange rate	$1.0051	$0.9833
Average Period CAD: USD exchange rate	$1.0008	$0.9768

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

Financial Instruments

Financial assets and financial liabilities are recognized in the statement of financial position when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, loan from shareholder and a promissory note (classified as other financial liabilities).  The fair values of these financial instruments approximate their carrying values. Initial and subsequent measurement and recognition of changes in the value of financial instruments depend on their initial classification:

The three levels of the fair value hierarchy are:

●	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.; and
●	Level 3 - Inputs that are not based on observable market data.

Comprehensive income or loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss will include items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Property and Equipment

Property and Equipment are measured at cost less accumulated depreciation and accumulated impairment losses.  Costs include expenditures that are directly attributable to the acquisition of the asset. Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment, and are recognized net within other income in statement of operations.

Depreciation is recognized in profit or loss on a straight-line basis over the estimated useful lives of each part of an item of property and equipment, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term.

The estimated useful lives for the current and comparative periods are as follows:

●	Computer hardware	3 years
●	Furniture and equipment	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Revenue Recognition

The Company’s revenue recognition policies are expected to follow common practices in the industry. The Company will record revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements will be met: persuasive evidence of an arrangement exists; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable; and collectability is probable.

Use of Estimates and Critical Judgements
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accrued liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2012 and 2011. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Results of Operations – Year ended December 31, 2012 compared to the period from November 29, 2011 (date of inception) through December 31, 2012.

Revenue

Gilla Inc. had not generated revenues during the year ended December 31, 2012 and for the period from November 29, 2011 (date of inception) through December 31, 2011.

Operating Expenses

For the year ended December 31, 2012, Gilla Inc. incurred administrative expense of $581,400, depreciation expense of $677, foreign exchange loss of $1,747, loss on acquisition of $292,226 and a loss on write off of deposit of $162,371. Administrative costs were primarily comprised of consulting fees to officers and directors of the Company and professional fees.

For the period from November 29, 2011 (date of inception) through December 31, 2011, we incurred administrative expenses of $34,344.

Loss on write off of Deposit

On November 24, 2011, Snoke Distribution entered into an Exclusive Distribution Agreement with ecoreal GmbH & Co. KG, a European manufacturer of e-cigarettes.

On April 18, 2012, the Snoke Distribution made a payment in the amount of $162,371 as a 50% deposit on inventory with its European manufacturer. Given the termination of the distribution agreement subsequent to the year-end, the deposit has become payable to the Company.  The Company expects to receive the deposit, however, given the uncertainty surrounding the recovery of the deposit, the Company has decided to write off the amount and reflect the related loss for the year ended December 31, 2012.

On March 9, 2013, the Company received a notice that the Exclusive Distribution Agreement has been terminated by ecoreal GmbH & Co. KG. The Company is not in agreement with reason for termination, however, has subsequently accepted the termination as significant doubt exists regarding the ability of the European manufacturer to meet the terms of the agreement.

Loss from Operations

For the year ended December 31, 2012 we incurred a loss from operations of $1,038,421 as compared to $34,334 for the period from November 29, 2011 (date of inception) through December 31, 2011 due to loss on write-off of deposit, loss on acquisition, consulting fees and professional as discussed above.

Other Expenses

For the year ended December 31, 2012, we incurred $25,382 in interest expense on demand and other promissory notes for working capital provided as compared to $nil for the period from November 29, 2011 (date of inception) through December 31, 2011.

Net Loss and Comprehensive Loss

Net loss amounted to $1,063,803 for the year ended December 31, 2012 compared to $34,334 for the period from November 29, 2011 (date of inception) through December 31, 2011. Net loss amounted to $1,098,137 for the period from November 29, 2011 (date of inception) through December 31, 2012.

Comprehensive loss amounted to $1,066,649 for the year ended December 31, 2012 compared to $34,562 for the period from November 29, 2011 (date of inception) through December 31, 2011. Comprehensive loss amounted to $1,101,211 for the period from November 29, 2011 (date of inception) through December 31, 2012. This was due to foreign currency translation adjustment for conversion of financial statement of the Company from Canadian Dollars to U.S. Dollars.

Liquidity and Capital Resources

For the year ended December 31, 2012

As at December 31, 2012, the Company had total assets of $15,677 consisting of cash of $11,444, prepaid and sundry assets of $799 and property and equipment of $3,434. The Company had total liabilities of $818,117 consisting of accounts payable of $80,294, accrued liabilities of $30,957, a shareholder loan of $5,000, amounts due to related parties of $234,030, loan payable of $242,836, and a long term note payable of $225,000.

At December 31, 2012, Gilla had negative working capital of $580,874 and an accumulated deficit during development stage of $1,103,039.

Net cash used in operating activities

For the year ended December 31, 2012 Gilla used $568,120 in operating activities to fund administrative and marketing activities of which, $162,371 relates to the write-off of the deposit on inventory and $292,226 relates to loss on acquisition discussed above and changes in operating assets and liabilities.

Net cash used in investing activities

For the year ended December 31, 2012, net cash used in investing activities was $4,113. This amount was attributable to the purchase of equipment.

Net cash flow from financing activities

Net cash provided by financing activities for the year ended December 31, 2012 was $585,642; this was primarily provided by sale of common stock, due from related parties and notes payable.

For the period from November 29, 2011 (date of inception) through December 31, 2011

As at December 31, 2011, Gilla had total assets of $3,044 consisting of cash of $881 and prepaid and sundry assets of $2,163.  The Company had total liabilities of $37,508 consisting of loan from shareholder.

At December 31, 2011, Gilla had negative working capital of $34,464 and an accumulated deficit during development stage of $39,236.

Net cash used in operating activities

For the period from November 29, 2011 (date of inception) through December 31, 2011, Gilla used $36,497 to fund operating activities.

Net cash flow from investing activities

There were no investing activities for the period from November 29, 2011 (date of inception) through December 31, 2011.

Net cash flow from financing activities

Net cash provided by financing activities for the period from November 29, 2011 (date of inception) through December 31, 2011 was $37,606; this was primarily provided by loan payables.

Satisfaction of Our Cash Obligations for the Next 12 Months

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. The general business strategy of the Company is to design, market and distribute e-cigarettes and accessories. The continued operations of the Company depend upon its ability to generate sales for its products. Based on the Company’s current monthly expenses, management believes cash and cash equivalents on hand at December 31, 2012 will not be sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations over the next few quarters.  As a result, the Company intends to continue raising additional funds either through issuance of notes payable or the sale of its shares.  No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

Material Commitments

a) Operating Lease - Vehicle

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $13,566.  The lease expires on May 31, 2014.  Minimum annual lease payments are as follows:

2013	$9,576
2014	3,990
$13,566

b) Operating Lease-Premises

On April 23, 2012, Snoke Distribution entered into an operating lease agreement for a rental property of 2,600 sq. ft in Hollywood, Florida, USA. The terms of this agreement are to be for a period of 2 years beginning May 1, 2012 and ending April 30, 2014 with payments made monthly and annual rent in year 1 of $37,800 and year 2 of $38,924 plus Florida sales tax of 7%. Snoke Distribution has the option to extend the lease 1 year for 3 consecutive years at 3% annual increase in rental amounts.

Minimum annual lease payments under this lease are as follows:

December 31, 2013	$41,255
December 31, 2014	13,886
$55,141

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILLA INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Amounts expressed In US Dollars)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2012, for the period from November 29, 2011 (date of inception) to December 31, 2011 and for the period from November 29, 2011(Date of Inception) to December 31, 2012	F-4

Consolidated Statement of Changes in Shareholder’s Deficiency for the period from November 29, 2011 (Date of Inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, for the period from November 29, 2011 (date of inception) to December 31, 2011 and for the period from November 29, 2011 (Date of Inception) to December 31, 2012
F-6

Notes to Consolidated Financial Statements	F-7 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gilla, Inc.
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Gilla, Inc. and its subsidiaries (the “Company”), a development stage company, as of December 31, 2012 and 2011, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended December 31, 2012, for the period from November 29, 2011 (date of inception) to December 31, 2011 and for the period from November 29, 2011 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilla, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, for the period from November 29, 2011 (date of inception) to December 31, 2011 and for the period from November 29, 2011 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has not commenced its planned principal operations and has suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 28, 2013

Gilla Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current
Cash	$11,444	$881
Prepaid and sundry assets	799	2,163
Total current assets	12,243	3,044
Property and equipment (note 5)	3,434	-

Total assets	$15,677	$3,044

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current
Accounts payable	$80,294	$-
Accrued liabilities	30,957	-
Loan from shareholder (note 6)	5,000	37,508
Due to related parties	234,030	-
Loans payable (note 7)	242,836	-
Total current liabilities	593,117	37,508

Long term liabilities
Note payable (note 8)	225,000	-
Total long term liabilities	225,000	-

Total liabilities	818,117	37,508

Commitments and contingencies (note 9)

SHAREHOLDERS’ DEFICIENCY
Common stock $0.0002 par value, 300,000,000 shares authorized; 62,277,766 and 25,000,000 shares issued and outstanding as of December 31, 2012 and 2011 respectively	12,455	5,000
Additional paid-in capital	291,218	-
Deficit accumulated during the development stage	(1,103,039)	(39,236)
Accumulated other comprehensive loss	(3,074)	(228)
Total shareholders’ deficiency	(802,440)	(34,464)

Total liabilities and shareholders’ deficiency	$15,677	$3,044

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss

	For the Year Ended December 31, 2012	For the Period from November 29, 2011 (Date of Inception) to December 31, 2011	For the Period from November 29, 2011 (Date of Inception) to December 31, 2012

Revenue	$-	$-	$-

Expenses
Administrative	581,400	34,334	615,734
Depreciation	677	-	677
Foreign exchange	1,747	-	1,747
Loss on acquisition	292,226	-	292,226
Loss on write off of deposit	162,371	-	162,371

Total operating expenses	1,038,421	34,334	1,072,755

Loss from operations	(1,038,421)	(34,334)	(1,072,755)

Other income (expense):
Interest expense	(25,382)	-	(25,382)

Total other expenses	(25,382)	-	(25,382)

Net loss before income taxes	(1,063,803)	(34,334)	(1,098,137)
Income taxes	-	-
Net loss	$(1,063,803)	$(34,334)	$(1,098,137)

Loss per weighted average number of shares outstanding during the period (basic and diluted)	$(0.04)	$(0.00)

Weighted average number of shares outstanding during the period (basic and diluted)	28,878,598	25,000,000
Comprehensive (loss) income:
Net loss	$(1,063,803)	$(34,334)	$(1,098,137)

Foreign exchange translation adjustment for the period	(2,846)	(228)	(3,074)

Comprehensive loss	$(1,066,649)	$(34,562)	$(1,101,211)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder’s Deficiency
For the period from November 29, 2011 (Date of Inception) to December 31, 2012
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit accumulated during the development stage	Accumulated other comprehensive loss	Total
Balance, November 29, 2011 (Date of inception)	-	$-	$-	$-	$-	$-

Issuance of shares for seed capital, November 2011 at $0.0002 per share	25,000,000	5,000	-	(4,902)	-	98

Foreign currency translation loss					(228)	(228)

Net loss	-	-	-	(34,334)		(34,334)

Balance, December 31, 2011	25,000,000	5,000	-	(39,236)	(228)	(34,464)

Common shares issued for cash at $0.025 per share, November 2012	400,000	80	9,920	-	-	10,000

Common shares issued for cash at $0.03 per share, November 2012	4,366,667	873	130,127	-	-	131,000

Effect of reverse acquisition, November 21, 2012	29,477,766	5,895	-	-	-	5,895

Common shares issued for settlement of loans at $0.05 per share, November 2012	800,000	160	39,840	-	-	40,000

Issuance of shares and warrants at $0.05 per share as the result of a private placement, November 2012	2,233,333	447	111,331	-	-	111,778

Foreign currency translation loss	-	-	-	-	(2,846)	(2,846)

Net loss	-	-	-	(1,063,803)		(1,063,803)

Balance, December 31 2012	62,277,766	$12,455	$291,218	$(1,103,039)	$(3,074)	$(802,440)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts expressed in US Dollars)

	For the Year Ended December 31, 2012	For the Period from November 29, 2011 (Date of Inception) to December 31, 2011	For the Period from November 29, 2011 (Date of Inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,063,803)	$(34,334)	$(1,098,137)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	677	-	677
Loss on acquisition	292,226	-	292,226
Deposit write off	162,371	-	162,371
Changes in operating assets and liabilities
Prepaid expenses	1,364	(2,163)	(799)
Inventory deposit	(162,371)	-	(162,371)
Related party payables	101,498	-	101,498
Accounts payable	71,465	-	71,465
Accrued liabilities and interest	28,453	-	28,453

Net cash used in operating activities	(568,120)	(36,497)	(604,617)
CASH FLOWS FROM INVESTING ACTIVITIES:
Addition of capital assets	(4,113)	-	(4,113)

Net cash provided by investing activities	(4,113)	-	(4,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan received	5,000	37,606	42,606
Net proceeds from loans payable	282,840	-	282,840
Net proceeds from related parties	95,024	-	95,024
Repayment of debt	(50,000)	-	(50,000)
Proceeds from the sale of common stock	252,778	-	252,778

Net cash provided by financing activities	585,642	37,606	623,248
Effect of foreign exchange (loss)	(2,846)	(228)	(3,074)

Net increase in cash and cash equivalents	10,563	881	11,444

Cash and cash equivalents at beginning of period	881	-	-

Cash and cash equivalents at end of period	$11,444	$881	$11,444

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non Cash financial activities:
Loan re-class to Common stock as share issuance for settlement of loans
Common stock issued for reverse acquisition	$40,000	$-	$40,000
	$5,895	$-	$5,895

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

1.   NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively.

The Company formed and received a 99% ownership interest in GISOR SPRL (“GISOR”), a foreign subsidiary, during the last quarter of 2009 and domiciled in The Democratic Republic of the Congo. This subsidiary was formed solely for the purpose of acquiring mining rights. GISOR has not had significant business activities since its inception.

On June 25, 2012, the Company entered into a Share Purchase Agreement to sell all of the Company’s shares in GISOR in exchange for a reduction of a portion of the Company’s outstanding debt. The Company sold 990 shares of common stock held in GISOR to a related party for $10,000.

On June 25, 2012, the Company entered into a Letter of Intent with Snoke Distribution Canada Ltd., a corporation existing under the laws of Ontario (“Snoke Distribution”), to acquire all of the outstanding common shares of Snoke Distribution through the issuance of 25 million common shares of the Registrant to the shareholders of Snoke Distribution.

On November 21, 2012, the Company closed the acquisition of Snoke Distribution through the issuance of 29,766,667 commons shares of the Registrant.

On November 21, 2012, the Company closed a private placement of $135,000 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the Merger date.

On December 12, 2012, the Company closed a private placement of $16,667 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the date of issuance.

Prior to the acquisition, the Company was a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through its exploration activities and its discoveries. Acquisition and development emphasis was focused on properties containing gold and other strategic minerals that were located in Africa.

The Company designs, markets and distributes electronic cigarettes (“e-cigarettes”) and accessories. E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. E-cigarettes do not burn tobacco are not smoking cessation devices.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”). To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through December 31, 2012, the Company has accumulated losses of $1,103,039.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

2.  REVERSE MERGER TRANSACTION AND ACCOUNTING

On November 21, 2012, Gilla Inc. (“Gilla” or the “Company” or the “Registrant”) merged with Snoke Distribution Canada Ltd., a corporation existing under the laws of Ontario (“Snoke Distribution”). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Snoke Distribution through the issuance of common shares of the Registrant to the shareholders of Snoke Distribution.

In anticipation of the closing of the merger transaction, described below, on August 23, 2012, the Snoke Distribution Canada Ltd. amended its Articles of Incorporation to effect a 250,000-to-1 stock split of its issued and outstanding shares of common stock.

As a result of the Merger and pursuant to the Resolutions, Snoke Distribution has become a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its common stock to shareholders of Snoke Distribution at a rate of 1 share of the Registrant’s common stock for each Snoke Distribution common share. Immediately prior to the Merger, the Registrant had 29,477,766 shares of common stock outstanding.

Following the Merger, the Registrant has 59,244,433 shares of common stock outstanding after the share exchange and the issuance of 29,766,667 common shares to the shareholders of Snoke Distribution, which included a private placement of $141,000 into Snoke Distribution.

At closing of merger, the Registrant also closed a private placement of $135,000 at a price of $0.05 per Gilla common share, each entitled to a half warrant to purchase one common share at an exercise price of $0.10 per common share for a period of six months following the Merger. The private placement resulted in the issuance of 2,700,000 shares and 1,350,000 warrants of the Registrant’s common stock from treasury. Following the Merger and the private placement, the Registrant has 61,944,433 shares of common stock outstanding.

In connection with the merger, existing stockholders of the Company retained 29,477,766 common shares. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

During the year ended December 31 2012, the Company recorded $292,226 as loss on acquisition expenses and the significant components of the transaction are as follows:

Assets acquired:	$4
Liabilities assumed:	(286,360)
Common stock retained:	(5,895)
Foreign Exchange Difference	25
Net:	$(292,226)

The transaction has been accounted for as a reverse merger, and Snoke Distribution is the acquiring company on the basis that Snoke Distribution’s senior management became the entire senior management of the merged entity and there was a change of control of the Company. In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations; Reverse Acquisitions, Snoke Distribution was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of the Snoke Distribution’s capital structure. Following the reverse merger, the historical financial statements of Snoke Distribution became the historical financial statements of the Company.

3.  GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit accumulated during the development stage of $1,103,039, used $604,617 in cash for operating activities from date of inception through December 31, 2012. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

(b)   Basis of Consolidation

These consolidated financial statements include the financial statements of Gilla Inc., Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA LLC.  All inter-company accounts and transactions are eliminated in preparing the consolidated financial statements.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

(c)   Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

(d)    Foreign Currency Translation

The Company maintains its books and records in Canadian Dollars (CAD). The Company’s subsidiary in the USA maintains their books in U.S. Dollars (the reporting currency). The Company’s financial statements are converted to U.S. Dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the reporting period. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2012	December 31, 2011
Period-end CAD: USD exchange rate	$1.0051	$0.9833
Average Period CAD: USD exchange rate	$1.0008	$0.9768

(e)   Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

(f)   Financial Instruments

Financial assets and financial liabilities are recognized in the statement of financial position when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, loan from shareholder and a promissory note (classified as other financial liabilities).  The fair values of these financial instruments approximate their carrying values. Initial and subsequent measurement and recognition of changes in the value of financial instruments depend on their initial classification:

The three levels of the fair value hierarchy are:

●	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.; and
●	Level 3 - Inputs that are not based on observable market data.

(g)   Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss will include items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

(h)    Property and Equipment

Property and Equipment are measured at cost less accumulated depreciation and accumulated impairment losses.  Costs include expenditures that are directly attributable to the acquisition of the asset. Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment, and are recognized net within other income in statement of operations.

Depreciation is recognized in profit or loss on a straight-line basis over the estimated useful lives of each part of an item of property and equipment, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

The estimated useful lives for the current and comparative periods are as follows:

●	Computer hardware	3 years
●	Furniture and equipment	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

(i)    Revenue Recognition

The Company’s revenue recognition policies are expected to follow common practices in the industry. The Company will record revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements will be met: persuasive evidence of an arrangement exists; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable; and collectability is probable.

(j)   Use of Estimates and Critical Judgements

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accrued liabilities.

(k)   Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2012 and 2011. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

(l)   Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

(m)   Recent Accounting Pronouncements:

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

5.  PROPERTY & EQUIPMENT

	December 31, 2012
	Cost	Accumulated Depreciation	Net
Furniture and equipment	$1,990	$280	$1,710
Computer hardware	2,121	397	1,724
	$4,111	$677	$3,434

Depreciation expense for the year ended December 31, 2012 amounted to $677. There was no depreciation expense for the period from November 29, 2011 (date of inception) through December 31, 2011.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

6.  LOAN FROM SHAREHOLDER

The Company received loan from shareholder of $5,000 and $37,508 at December 31, 2012 and 2011, respectively which is non-interest bearing and has no specific terms of repayment.

7.  LOANS PAYABLE

During the year ended December 31, 2012, the Company taken a loans of $242,836 from arm’s length third parties which consists of a promissory note and term loan bearing interest at a fixed rate of 12% per annum accrued monthly, secured by the assets of the Company with varying repayment terms. The company accrued interest of $20,312 during the year ended December 31, 2012 on these loans. Various other third party loans are non-interest bearing and have no specific terms of repayment. There were no loans from arm’s length third parties as of December 31, 2011.

8.  NOTE PAYABLE

On April 15, 2011, Gilla Inc. (“Gilla” or the “Company”) entered into a Loan Agreement with Credifinance Capital Corp. (“CFCC” or the “Note holder”) for the provision of a credit facility for an aggregate principal amount of Two Hundred Thousand Dollars ($200,000) in order to provide working capital and other resources for the business of Gilla.

On November 15, 2012, the Company and CFCC entered into a terminating loan agreement dated November 15, 2012 to terminate all amounts owing under the Loan Agreement dated April 15, 2011. The Loan Agreement was hereby terminated with no further responsibilities to both Parties, other than the New Loan Agreement (“New Loan Agreement” or the “Convertible Revolving Credit Note”) dated November 15, 2012 as part of merger consideration.

On November 15, 2012, the Company entered into a 6% Convertible Revolving Credit Note for $225,000 due on or before February 15, 2014 bearing an interest rate of 6% per annum. Interest shall accrue and be added to the principal amount of the Note at the Maturity Date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the Maturity Date, the outstanding principal amount and any accrued and unpaid interest is convertible in to Common Stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the Common Stock of the Company for the 15 trading days prior to the notice of conversion.

At December 31, 2012, the accrued interest on the note was $1,479.

9.  COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $13,566.  The lease expires on May 31, 2014.  Minimum annual lease payments are as follows:

December 31, 2013	$9,576
December 31, 2014	3,990
$13,566

(b) Rental Lease for Snoke Distribution US LLC

Effective April 23, 2012, the Company entered into an operating lease agreement for a rental premises in Hollywood, Florida, USA.  The terms of this agreement are to be for a period of 2 years beginning May 1, 2012 and ending April 30, 2014 with payments made monthly and annual rent in year 1 of $37,800 and year 2 of $38,924 plus Florida sales tax of 7%.  The Company has the option to extend the lease for 3 consecutive years at 3% annual increase in rental amounts.

Minimum annual lease payments under this lease are as follows:

December 31, 2013	$41,255
December 31, 2014	13,886
$55,141

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2012.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

10. SHARE CAPITAL

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock. As of December 31, 2012 and 2011, 62,277,766 and 25,000,000 shares were issued and outstanding, respectively.

	2012		2011
	No. of Shares	Amount	No. of Shares	Amount
Beginning of year	25,000,000	$5,000	-	$-
Common shares issued to founder	-	-	25,000,000	5,000
Common shares issued for cash	4,766,667	953	-	-

Effect of reverse acquisition	29,477,766	5,895	-	-
Issued in private placement	2,233,333	447	-	-
Common shares issued for settlement of loans	800,000	160	-	-
End of year	62,277,766	$12,455	25,000,000	$5,000

On November 21, 2012, in connection with the reverse merger transaction, the Company issued 29,766,667 shares of its common stock in exchange for 29,477,667 shares of Snoke Distribution Canada. See discussion in Note 2 Reverse Merger Transaction and Accounting.

During the month of November the Company issued 400,000 shares of common stock valued at $0.025 in exchange $10,000 in cash.

During the month of November the Company closed a private placement of 4,366,667 shares of common stock for $131,000 at a price of $0.03 per common share.

On November 21, 2012, the Company closed a private placement of 2,700,000 shares of common stock for $135,000 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the Merger date.  The $135,000 consisted of $95,000 received in cash and the settlement of $40,000 in loans payable.

On December 12, 2012, the Company closed a private placement of 333,333 shares of common stock for $16,667 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the date of issuance. In connection with the merger, existing stockholders retained 29,477,766 common shares.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

11. WARRANTS

During fiscal 2012, the Company issued warrants to acquire 1,516,667 common shares.  The warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one common share of the Company and one half purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at a price of $0.10 per share. The warrants expire 6 months from date of issuance.

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012:

Exercise Price	Number of Warrants Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Warrants Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,516,667	0.40	$0.10	1,516,667	$0.10

The following schedule summarizes the outstanding warrants for fiscal 2012 and 2011:

	2012		2011
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	-	$-	-	$-
Issued	1,516,667	0.10
Expired	-	-	-	-
End of year	1,516,667	$0.10	-	$-

The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model, however, no stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

12. RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012 the amounts due to related parties was $234,030. During the period ended December 31, 2012 the Company expensed $180,800 as consulting fee payable to two directors of the Company, $54,125 payable to two officers of the Company, and expensed $27,900 to administrative payable to two individuals who are related to a director of the Company.

13. INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of $1,063,803, which expires in the year 2032, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2032	$1,063,803

Tax Asset	279,248
Less adjustments	(6,938)
Less valuation allowance	(272,310)
Balance	$—

Net operating loss carry forwards 2012 (estimated)	$1,063,803
Balance	$1,063,803

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2012, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	26.25%
State income taxes and other	0.0%

Effective tax rate	26.25%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$272,310
Subtotal	272,310
Valuation allowance	(272,310)

Net Deferred Tax Asset (Liability)	$—

14. FINANCIAL INSTRUMENT AND RISK FACTORS

(i)   Credit Risk

It is management’s opinion that the Company is not exposed to significant credit risk as financial assets consist of cash placed with major stable financial institutions with investment grade ratings.

(ii)   Liquidity Risk

Liquidity risk is the risk that a Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company is exposed to this risk mainly in respect of its loan payable and accounts payable and accrued liabilities.

(iii)   Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The company purchases inventory in a foreign currency, however no inventory exists on the balance sheet as at December 31, 2012.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Amounts expressed in US Dollars)

(iv)   Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

(v)   Fair Value of Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and loans payable approximates their fair values due to the short term maturity of these financial instruments.

Cash in reflected on the statement of financial position at fair value and is classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts payable and accrued liabilities, and loans payable are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the liabilities.

15. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely designing, marketing and distributing of e-cigarettes and accessories in North America. All of the Company's assets are located in Canada.

16. SUBSEQUENT EVENTS

Termination of Exclusive Distribution Agreement

On November 24, 2011, Snoke Distribution entered into an Exclusive Distribution Agreement with ecoreal GmbH & Co. KG, a European manufacturer of e-cigarettes.

On April 18, 2012, the Snoke Distribution made a payment in the amount of $162,371 as a 50% deposit on inventory with its European manufacturer. Given the termination of the distribution agreement subsequent to the year-end, the deposit has become payable to the Company.  The Company expects to receive the deposit, however, given the uncertainty surrounding the recovery of the deposit, the Company has decided to write off the amount and reflect the related loss for the year ended December 31, 2012.

On March 9, 2013, the Company received a notice that the Exclusive Distribution Agreement has been terminated by ecoreal GmbH & Co. KG. The Company is not in agreement with reason for termination, however, has subsequently accepted the termination as significant doubt exists regarding the ability of the European manufacturer to meet the terms of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Resignation of independent registered public accounting firm

On November 21, 2012, the merger contemplated by the Letter of Intent dated as of June 25, 2012 by and among the Company and Snoke Distribution (the “Merger”) was completed. As a result of the Merger, Snoke Distribution has become a wholly-owned subsidiary of the Company.

In connection with the Merger, effective as of December 11, 2012, Schwartz Levitsky Feldman LLP (“SLF LLP”), who previously served as the independent registered public accounting firm of Snoke Distribution, has resigned.

RBSM LLP, which served at the Company’s independent registered public accounting firm prior to the Merger, shall continue to serve in this position. RBSM audited the Company's financial statements for the year ended December 31, 2012, for the period from November 29, 2011 (date of inception) to December 31, 2011 and for the period from November 29, 2011 (date of inception) through December 31, 2012.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

LIMITATIONS ON EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Ernest “Ernie” Eves	66	Chairman of the Board of Directors and Chair of all Board Committees
J. Graham Simmonds	39	Director and Chief Executive Officer
Daniel Yuranyi	55	Director, President and Chief Operating Officer
Stanley D. Robinson	62	Director
Ashish Kapoor	35	Chief Financial Officer
Carrie J. Weiler	53	Corporate Secretary

The business experience of the persons listed above during the past five years are as follows:

Ernest “Ernie” Eves (Chairman of the Board and Chair of all Board Committees)

Mr. Eves has served as Chairman of the Board and Chair of all Board Committees since November 15, 2012. Currently a Director of a number of public and private companies, Mr. Eves was the 23rd Premier of the Province of Ontario and has also held the offices of Minister of Finance and Deputy Premier for the Province of Ontario as well as other cabinet positions within the Government of Ontario.

We believe Mr. Eves is well-qualified to serve as Chairman of the Board and Chair of all Board Committees due to his public service experience and his business contacts.

J. Graham Simmonds (Director and Chief Executive Officer)

Mr. Simmonds has served as a Director and as Chief Executive Officer of the Company since November 15, 2012. Mr. Simmonds has over 15 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horseracing service in North America and is currently a Director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. He is also the founder, President and CEO of Baymount Incorporated, an innovative wagering products and horseracing properties developer; Chairman of InterAmerican Gaming Inc., a company developing social platforms for the health and fitness industry; and Chairman and CEO of DealNet Capital Corp., a merchant banking company focused on Business Process Outsourcing (BPO) and Consumer Financing.

We believe Mr. Simmonds is well-qualified to serve as a member of the Board of Directors due to his public company experience, operational experience and business contacts.

Daniel Yuranyi (Director, President and Chief Operating Officer)

Mr. Yuranyi has served as Director and as President and Chief Operating Officer of the Company since November 15, 2012.  Mr. Yuranyi has over 30 years of experience in the transportation, logistics, and distribution businesses having successfully built and operated his own companies on a number of occasions. Mr. Yuranyi has held senior positions with Loomis and Gelco Express which was later sold to Air Canada. After helping build a division of Gelco Express from $1 million to more than $12 million in annualized sales, Mr. Yuranyi left to start a new business of his own called United Messengers which quickly grew to become the largest same-day messenger service in Canada. Most recently, Mr. Yuranyi has invested in building distribution relationships with European brands in the energy drink and bottled water businesses.

We believe Mr. Yuranyi is well-qualified to serve as a member of the Board of Directors due to his experience in the distribution field and business contacts.

Stanley D. Robinson (Director)

Mr. Robinson has served as Director since September of 2008.  An exploration geologist with over 30 years of experience in Africa (Angola, Democratic Republic of Congo, Ghana, Tanzania, Burkina Faso), Canada and South America. Mr. Robinson’s dominant technical expertise is in the management of gold and base metal exploration projects, from grassroots to feasibility stage, geological interpretations with an emphasis on structure and alteration, and in the identification of projects with economic potential. He has extensive experience in managing exploration projects in remote locations and in climatic environments that range from permafrost to tropical and semi-desert.

We believe Mr. Robinson is well-qualified to serve as a member of the Board of Directors due to his public company experience and business contacts.

Ashish Kapoor (Chief Financial Officer)

Mr. Kapoor has served as the Company’s Chief Financial Officer since November 15, 2012.  After obtaining his Chartered Accountant designation at Ernst & Young, Mr. Kapoor has gained over 10 years of experience in investment banking, advising client across various industries. Mr. Kapoor has experience in corporate finance, investment banking and private equity with global institutions in Toronto and New York. Most recently, as a Senior Vice President at Macquarie Capital Markets Canada Ltd., Mr. Kapoor was responsible for the Canadian telecom, media, entertainment and technology investment banking and principal investing group. During his 10 years at Macquarie, Mr. Kapoor completed in excess of $3B in successful principal investments and advised on a further $4B of mergers and acquisitions for third party clients. Mr. Kapoor has gained extensive experience in identifying, structuring and executing on investment opportunities, to aid in the development of his clients' respective business plans. Prior to Macquarie, Mr. Kapoor obtained his Chartered Accountant designation as part of the Ernst & Young’s Toronto practice and was awarded the Gold Medal for first place in Ontario, and the Bronze Medal for third place in Canada on the 2000 Chartered Accountancy Uniform Final Examination. Mr. Kapoor is also a CFA Charterholder and holds a Masters of Accounting and a Bachelor of Arts degree from University of Waterloo.

Carrie J. Weiler (Corporate Secretary)

Mrs. Weiler has over 25 years of experience in public company management. She provides corporate secretarial services and administration to several publically listed companies in the United States and Canada. Mrs. Weiler is a member of the Canadian Society of Corporate Secretaries.

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

The Audit Committee is composed of Ernest “Ernie” Eves, J. Graham Simmonds, and Daniel Yuranyi and Stanley D. Robinson. The Audit Committee met on March 28, 2013. The Audit Committee has not adopted a charter.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Ernest “Ernie” Eves the Company’s Chairman of the Board of Directors and Chair of all Board Committees, J. Graham Simmonds the Company’s Chief Executive Officer and Director, Daniel Yuranyi the Company’s President, Chief Operating Officer and Director, Stanley D. Robinson the Company’s Director, Ashish Kapoor the Company’s Chief Financial Officer, Carrie J. Weiler the Company’s Corporate Secretary, for all services rendered in all capacities to the Company for the year ended December 31, 2012 and for the period from November 29, 2011 (date of inception) through December 31, 2011. The table also sets forth information concerning the annual and long-term compensation awarded to, eared by, payable/paid to Georges Benarroch the Company’s former President/Director, Linda Kent the Company’s former Corporate Secretary Treasurer, Daniel Barrette the Company’s former Chief Operating Officer, for all services rendered in all capacities to the company for the years ended December 31, 2012 and 2011.

Name/Title	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Option Stocks/ Payouts Awarded #
Ernest “Ernie” Eves(1)	2012	-	-	-	-
Chairman of the Board of Directors and	2011	-	-	-	-
Chair of all Board Committees		-

J. Graham Simmonds(1)	2012	$80,000	-	-	-
Director and Chief Executive Officer	2011	-	-	-	-

Daniel Yuranyi(1)	2012	$80,000	-	-	-
Director, President and Chief Operating Officer	2011	-	-	-	-

Stanley D. Robinson(1)	2012	-	-	-	-
Director	2011	-	-	-	-

Ashish Kapoor(1)	2012	$40,000	-	-	-
Chief Financial Officer	2011	-	-	-	-

Carrie J. Weiler(1)	2012	$12,500	-	-	-
Corporate Secretary	2011	-	-	-	-

Georges Benarroch(2)	2012	-	-	-	-
Prior Director, CEO and President	2011	-	-	-	-

Daniel Barrette(2)	2012	-	-	-	-
Prior Director and COO	2011	-	-	-	-

Linda Kent(2)	2012	-	-	-	-
Prior Director, Corporate Secretary and Treasurer	2011	-	-	-	-

(1)
There are no agreements with respect to the compensation of executives and directors. As of the date of this Report, the Company has not entered into employment agreements with any of the Company’s new officers and directors; however, the Company has agreed that for the time being, J. Graham Simmonds, Daniel Yuranyi and Ashish Kapoor shall accrue consideration at a rate of $10,000 per month. Carrie Weiler shall accrue consideration at a rate of $2,500 per month. Such consideration shall be paid at a later date.

(2)
In conjunction with the Merger, Georges Bennarroch (former President and Director), Daniel Barrette (former Chief Operating Officer and Director) and Linda Kent (former Corporate Secretary and Director) each tendered their resignations as Directors and Officers of Gilla, effective as of November 15, 2012.

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2012 and 2011.

COMPENSATION OF DIRECTORS

There are no agreements with respect to the election and compensation of directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors.

The Company does not currently maintain insurance for the benefit of the directors and officers of the Company against liabilities incurred by them in their capacity as directors or officers of the Company. Furthermore, the Company does not maintain a pension plan for its employees, officers or directors.

EMPLOYMENT CONTRACTS

As of the date of this Report, the Company has not entered into employment agreements with any of the Company’s new officers and directors; however, the Company has agreed that for the time being, J. Graham Simmonds, Daniel Yuranyi and Ashish Kapoor shall accrue consideration at a rate of $10,000 per month.  Carrie Weiler shall accrue consideration at a rate of $2,500 per month.  Such consideration shall be paid at a later date.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of our common stock, as of April 1, 2013, by:
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

To our knowledge, none of the shares listed below are held under a voting trust or similar agreement.  To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name of Beneficial Owner	Number of Common Shares		Percentage Owned
Daniel Yuranyi	15,300,000		24.57%
Credifinance Capital Corp. (5)	11,300,000		18.15%
J. Graham Simmonds	525,000	(6)	0.85%
Ernest “Ernie” Eves	300,000		0.48%
Ashish Kapoor	300,000		0.48%
Carrie J. Weiler	100,000		0.16%
Stanley D. Robinson	60,000		0.10%
Directors and Executive Officers as a group	16,585,000		26.63%

(1)	This table is based upon 62,277,766 shares issued and outstanding as of April 1, 2013.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)
To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person.

(4)	The mailing address of each of the individuals and entities listed above is c/o Gilla Inc., 112 North Curry Street, Carson City, Nevada 89703.
(5)	Credifinance Capital Corp., a party related to the former Chief Executive Officer, has optioned the 11,300,000 shares to Snoke Investment Corporation, an arm’s length party.
(6)	Includes 450,000 shares owned by The Woodham Group Inc.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 6 & 12 of the consolidated Financial Statements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed RBSM LLP (“RBSM”), as our independent auditors for the fiscal year ending December 31, 2012.

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $10,000 for audit of our annual consolidated financial statements for the fiscal year ended December 31, 2012 included in our annual report on Form 10-K.

Schwartz Levitsky Feldman LLP, who previously served as the independent registered public accounting firm of Snoke Distribution, billed an aggregate of $29,945 for audit of for the fiscal year ended December 31, 2012 included in our annual report on Form 10-K.

 (2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal year ended December 31, 2012, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2012.

 (4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES

(A)   LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	*Articles of Incorporation of Osprey Gold Corp.

3(i)(b)	*Articles of Amendment changing name to Osprey Gold Corp.

3(ii)	*Bylaws of Osprey Gold Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 1, 2013 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ J. Graham Simmonds
J. Graham Simmonds
Chief Executive Officer

By:	/s/ Ashish Kapoor
Ashish Kapoor
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Ernest Eves	Chairman	April 1, 2013
Ernest Eves

/s/ J. Graham Simmonds	CEO/Director	April 1, 2013
J. Graham Simmonds

/s/ Daniel Yuranyi	President/COO/Director	April 1, 2013
Daniel Yuranyi

/s/ Stanley D. Robinson	Director	April 1, 2013
Stanley D. Robinson