Form 10-Q
period 2013-03-31
GILLA INC.
filed 2013-05-15
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number, including area code (416) 843-2881

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0002 PAR VALUE PER SHARE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 62,277,766 Common Shares - $0.0002 Par Value as of May 15, 2013

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the period from November 29, 2011 (date of inception) through March 31, 2013	4

	Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficiency for the period from November 29, 2011 (date of inception) through March 31, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the period from November 29, 2011 (date of inception) through March 31, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Control and Procedures	21

PART II - Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

Gilla Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$6,602	$11,444
Prepaid and sundry assets	297	799
Loan receivable (note 5)	19,867	-
Total current assets	26,766	12,243
Property and equipment (note 6)	3,075	3,434

Total assets	$29,841	$15,677

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current liabilities
Accounts payable	$95,756	$67,669
Accrued liabilities	39,264	29,478
Accrued interest- related party	12,034	1,479
Loan from shareholder (note 7)	5,000	5,000
Due to related parties	483,477	246,655
Loans payable (note 8)	237,815	242, 836
Note payable, others	225,000	-
Total current liabilities	1,098,346	593,117

Long term liabilities
Note payable (note 9)	-	225,000
Total long term liabilities	-	225,000

Total liabilities	1,098,346	818,117

Commitments and contingencies (note 10)

SHAREHOLDERS’ DEFICIENCY
Common stock (note 11)
$0.0002 par value, 300,000,000 shares authorized; 62,277,766 shares issued and outstanding as of March 31, 2013 and December 31, 2012	12,455	12,455
Additional paid-in capital	291,218	291,218
Deficit accumulated during the development stage	(1,381,366)	(1,103,039)
Accumulated other comprehensive income (loss)	9,188	(3,074)
Total shareholders’ deficiency	(1,068,505)	(802,440)

Total liabilities and shareholders’ deficiency	$29,841	$15,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period from November 29, 2011 (Date of Inception) to March 31, 2013

Revenue	$-	$-	$-

Operating expenses
Administrative	258,536	50,781	874,270
Depreciation	341	199	1,018
Foreign exchange	1,759	-	3,506
Loss on acquisition	-	-	292,226
Loss on write off of deposit	-	-	162,371

Total operating expenses	260,636	50,980	1,333,391

Loss from operations	(260,636)	(50,980)	(1,333,391)

Other income (expense):
Interest expense, net	(17,691)	(798)	(43,073)

Total other expenses	(17,691)	(798)	(43,073)

Net loss before income taxes	(278,327)	(51,778)	(1,376,464)
Income taxes	-	-	-
Net loss	$(278,327)	$(51,778)	$(1,376,464)

Loss per weighted average number of shares outstanding during the period (basic and diluted)	$(0.004)	$(0.002)

Weighted average number of shares outstanding during the period (basic and diluted)	62,277,766	25,000,000
Comprehensive (loss) income:
Net loss	$(278,327)	$(51,778)	$(1,376,464)

Foreign exchange translation adjustment for the period	12,262	(1,356)	9,188

Comprehensive loss	$(266,065)	$(53,134)	$(1,367,276)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficiency
For the period from November 29, 2011 (Date of Inception) to March 31, 2013

	Common Stock		Additional Paid In	Deficit accumulated during the development	Accumulated other comprehensive income
	Shares	Amount	Capital	stage	(loss)	Total
Balance, November 29, 2011 (Date of inception)	-	$-	$-	$-	$-	$-

Issuance of shares for seed capital, November 2011 at $0.0002 per share	25,000,000	5,000	-	(4,902)	-	98

Foreign currency translation loss					(228)	(228)

Net loss	-	-	-	(34,334)		(34,334)

Balance, December 31, 2011	25,000,000	5,000	-	(39,236)	(228)	(34,464)

Common shares issued for cash at $0.025 per share, November 2012	400,000	80	9,920	-	-	10,000

Common shares issued for cash at $0.03 per share, November 2012	4,366,667	873	130,127	-	-	131,000

Effect of reverse acquisition, November 21, 2012	29,477,766	5,895	-	-	-	5,895

Common shares issued for settlement of loans at $0.05 per share, November 2012	800,000	160	39,840	-	-	40,000

Issuance of shares and warrants at $0.05 per share as the result of a private placement, November 2012	2,233,333	447	111,331	-	-	111,778

Foreign currency translation loss	-	-	-	-	(2,846)	(2,846)

Net loss	-	-	-	(1,063,803)		(1,063,803)

Balance, December 31 2012	62,277,766	12,455	291,218	(1,103,039)	(3,074)	(802,440)

Foreign currency translation gain	-	-	-	-	12,262	12,262

Net loss	-	-	-	(278,327)	-	(278,327)

Balance, March 31, 2013	62,277,766	$12,455	$291,218	$(1,381,366)	$9,188	$(1,068,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Month Period Ended March 31, 2012	For the Period from November 29, 2011 (Date of Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(278,327)	$(51,778)	$(1,376,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	341	199	1,018
Expenses paid by related party on behalf of Company	9,769	-	9,769
Loss on acquisition	-	-	292,226
Deposit write off	-	-	162,371
Changes in operating assets and liabilities
Prepaid expenses	502	2,163	(297)
Inventory deposit	-	-	(162,371)
Related party payables	121,378	-	222,876
Accounts payable	15,462	10,865	86,927
Accrued liabilities and interest	20,341	808	48,794
Net cash used in operating activities	(110,534)	(37,743)	(715,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	(19,867)	-	(19,867)
Addition of capital assets	-	(1,210)	(4,113)
Net cash used in investing activities	(19,867)	(1,210)	(23,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan received	-	-	42,606
Net proceeds from loans payable	-	20,050	282,840
Net proceeds from related parties	121,479	19,454	216,503
Repayment of debt	-	-	(50,000)
Proceeds from the sale of common stock	-	-	252,778
Net cash provided by financing activities	121,479	39,504	744,727
Effect of foreign exchange	4,080	(1,354)	1,006

Net (decrease) increase in cash and cash equivalents	$(4,842)	$(803)	$6,602

Cash and cash equivalents at beginning of period	11,444	881	-

Cash and cash equivalents at end of period	$6,602	$78	$6,602

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash investing and financial activities:
Common stock issued in settlement of loans	$-	$-	$40,000
Common stock issued for reverse acquisition	$-	$-	$5,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”). To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through March 31, 2013, the Company has accumulated losses of $1,381,366.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

2.	REVERSE MERGER TRANSACTION AND ACCOUNTING

On November 21, 2012, Gilla Inc. (“Gilla” or the “Company” or the “Registrant”) merged with Snoke Distribution Canada Ltd. (“Snoke Distribution”), a corporation existing under the laws of Ontario (the "Merger"). Pursuant to the Merger, the Registrant acquired all of the outstanding common shares of Snoke Distribution through the issuance of common shares of the Registrant to the shareholders of Snoke Distribution.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a deficit accumulated during the development stage of $1,381,366, used $715,151 in cash for operating activities from date of inception through March 31, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. There have been no significant changes of accounting policies since December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a) Basis of Consolidation

These unaudited interim condensed consolidated financial statements include the financial statements of Gilla Inc., Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA LLC. All inter-company accounts and transactions are eliminated in preparing the consolidated financial statements.

(b) Foreign Currency Translation

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012

Period-end CAD: USD exchange rate	$0.9843	$1.0051	$1.0025
Average Period CAD: USD exchange rate	$0.9913	$1.0008	$0.9895

(c) Earnings (Loss) Per Share

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

(d) Financial Instruments

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

The three levels of the fair value hierarchy are:

● Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities;
● Level 2 -	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and
● Level 3 -	Inputs that are not based on observable market data.

(e) Comprehensive Income or Loss

The Company reports comprehensive income or loss in its unaudited condensed consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss will include items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

(f) Property and Equipment

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

(g) Revenue Recognition

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

(h) Use of Estimates and Critical Judgements

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

(i) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at March 31, 2013 and December 31, 2012. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

(j) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

(k) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

5.	LOAN RECEIVABLE

On March 13, 2013, the Company entered into a factoring agreement with a third party in which the Company advanced $19,867 in cash to the party to purchase a receivable owing to that party from a customer (the “Receivable”) at face value. The Receivable purchased is required to be paid by the applicable customer on or before the date that is 30 days after the date of issue of the Receivable. In addition to payment of the account, the Company will receive an additional 2% of the Receivable.

If the Receivable is not paid on the date due, default Interest of 1/10th of 1% per day shall be calculated on the outstanding amount accruing from the due date until the amount is paid in full.

6.	PROPERTY & EQUIPMENT

	March 31, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$1,978	$558	$1,420	$1,710
Computer hardware	2,109	454	1,655	1,724
	$4,087	$1,012	$3,075	$3,434

Depreciation expense for the period ended March 31, 2013 amounted to $341. Depreciation expense for the three month period ended March 31, 2012 was $199.

7.	LOAN FROM SHAREHOLDER

The Company received loan from shareholder of $5,000 at March 31, 2013 and December 31, 2012 which is non-interest bearing and has no specific terms of repayment.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

8.	LOANS PAYABLE

During the year ended December 31, 2012, the Company had taken loans of $242,836 from arm’s length third parties which consists of a promissory note and term loan bearing interest at a fixed rate of 12% per annum accrued monthly on a cumulative basis, secured by the assets of the Company with varying repayment terms. The company accrued interest of $7,585 during the period ended March 31, 2013 on these loans. Various other third party loans are non-interest bearing and have no specific terms of repayment.

As of March 31, 2013 and December 31, 2012, loan payable was $237,815 and $242,836, respectively.

9.	NOTE PAYABLE

On November 15, 2012, the Company entered into a 6% Convertible Revolving Credit Note (the “Note”) for $225,000 due on or before February 15, 2014 bearing an interest rate of 6% per annum. Interest shall accrue and be added to the principal amount of the Note at the Maturity Date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the Maturity Date, the outstanding principal amount and any accrued and unpaid interest is convertible in to Common Stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the Common Stock of the Company for the 15 trading days prior to the notice of conversion.

At March 31, 2013 and December 31, 2012, the accrued interest on the note was $3,351 and $1,479, respectively.

10.	COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $11,172. The lease expires on May 31, 2014. Minimum annual lease payments are as follows:

December 31, 2013	$7,182
December 31, 2014	3,990
$11,172

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

Minimum annual lease payments under this lease are as follows:

December 31, 2013	$31,144
December 31, 2014	13,886
$45,030

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2013.

11.	SHARE CAPITAL

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock. As of March 31, 2013 and December 31, 2012, 62,277,766 shares were issued and outstanding. The Company issued no shares during the period ended March 31, 2013.

12.	WARRANTS

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

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2013:

Exercise Price	Number of Warrants Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Warrants Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,516,667	0.15	$0.10	1,516,667	$0.10

The following schedule summarizes the outstanding warrants at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	1,516,667	$0.10	-	$-
Issued	-	-	1,516,667	0.10
Expired	-	-	-	-
End of year	1,516,667	$0.10	1,516,667	$0.10

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model, however, no stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

13.	RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2013 and December 31, 2012, the amounts due to related parties were $483,477 and $246,655, respectively. During the period ended March 31, 2013, the Company expensed $67,800 as consulting fee payable to two directors of the Company, $42,375 payable to two officers of the Company, and expensed $19,500 to administrative payable to two individuals who are related to a director of the Company.

During the three months ended March 31, 2013, an officer and director of the Company made cash payments to and on behalf of the company in amounts of $144,035. At December 31, 2012 the balance owing to this related party for cash advances was $95,024. Interest is accrued on a monthly basis at 1.5%; at March 31, 2013, $7,204 in interest had been accrued.

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The company purchases inventory in a foreign currency, however no inventory exists on the balance sheet as at March 31, 2013. The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments. These fixed-rate instruments subject the Company to a fair value risk.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Amounts expressed in US Dollars)

(v) Fair Value of Financial Instruments

The carrying values of cash, loans receivable, accounts payable and accrued liabilities and loans payable approximates their fair values due to the short term maturity of these financial instruments.

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

New Director Appointment

During the month of April 2013, Henry Kloepper was appointed as lead independent director of the board. Mr. Kloepper will also serve as chairman of the audit committee and compensation committee.

Gilla Operations LLC

The Company incorporated Gilla Operations LLC (“Gilla Operations”), a wholly-owned subsidiary under the laws of the State of Florida, on May 2, 2013. Since incorporation, Gilla Operations has been the primary operating subsidiary of the Company.

Order Agreement

On May 13, 2013, Gilla Operations entered into an Order Agreement (“Order Agreement”) with a Chinese supplier for the purchase of e-cigarette components. The Order Agreement set forth the terms and conditions of the purchase order between Gilla Operations and the Chinese supplier.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the unaudited interim condensed consolidated financial statements of Gilla Inc. for the three month period ended March 31, 2013. The unaudited interim condensed consolidated financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes of Gilla Inc. contained elsewhere in this Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

Overview

The Company, 112 N. Curry Street, Carson City, Nevada, 87803 was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2013, the Company has accumulated losses of $1,381,366.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenue

The Company had not generated revenues during the three month periods ended March 31, 2013 and 2012.

Operating Expenses

For the three month period ended March 31, 2013, the Company incurred administrative expense of $258,536, depreciation expense of $341 and a foreign exchange loss of $1,759. Administrative costs were primarily comprised of consulting fees to officers and directors of the Company and professional fees. For the three month period ended March 31, 2012, the Company incurred administrative expense of $50,781 and depreciation expense of $199. The increase in administrative expense of $207,755 is primarily the result of consulting expenses increasing due to the hiring of officers and other consultants. Consulting expenses increased from $Nil at March 31, 2012 to $137,733 at March 31, 2013. Other increases in administrative expense are directly related to the growing of the business and can mainly be attributable to an increase in rent, legal fees, travel expenses and subcontractor fees.

Loss from Operations

For the three month period ended March 31, 2013 we incurred a loss from operations of $260,636 as compared to $50,980 for the three month period ended March 31, 2012 the difference is to an increase in consulting fees and other administrative expenses as discussed above.

Other Expenses

For the three month period ended March 31, 2013, we incurred $17,691 in interest expense on demand, advances from related parties and other promissory notes for working capital provided as compared to interest expense of $798 for the three month period ended March 31, 2012.

Net Loss and Comprehensive Loss

Net loss amounted to $278,327 for the three month period ended March 31, 2013 compared to $51,778 for the comparative period in 2012. Net loss amounted to $1,376,464 for the period from November 29, 2011 (date of inception) through March 31, 2013.

Comprehensive loss amounted to $266,065 for the three months period ended March 31, 2013, compared to $53,134 for the three months period ended March 31, 2012. Comprehensive loss amounted to $1,367,276 for the period from November 29, 2011 (date of inception) through March 31, 2013. This was due to foreign currency translation adjustment for conversion of financial statement of the Company from Canadian Dollars to U.S. Dollars.

Liquidity and Capital Resources

For the three month period ended March 31, 2013

As at March 31, 2013, we had total assets of $29,841 (December 31, 2012: $15,677) consisting of cash of $6,602, prepaid and sundry assets of $297, a loan receivable of $19,867 and property and equipment of $3,075. The increase in assets at March 31, 2013 is primarily the result of a factoring loan advanced by the Company to an unrelated party. We had total liabilities of $1,098,346 (December 31, 2012: $818,117) consisting of accounts payable of $95,756, accrued liabilities of $39,264, accrued interest – related party of $12,034, a shareholder loan of $5,000, amounts due to related parties of $483,477, loan payable of $237,815, and a note payable of $225,000. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties as well as an increase in interest accrued on loans on notes payable.

At March 31, 2013, we had negative working capital of $1,071,580 (December 31, 2012: $580,874) and an accumulated deficit during development stage of $1,381,366.

Net cash used in operating activities

For the quarter ended March 31, 2013, the Company used $110,534 in operating activities to fund administrative and marketing activities, this increased from $37,743 used in operating activities for the quarter ended March 31, 2012. This increase is attributable to the increase in operations of the Company as discussed above.

Net cash used in investing activities

For the three month period ended March 31, 2013, net cash used in investing activities was $19,867 compared to $1,210 used during the period ended March 31, 2012. This increase is attributable to the factoring loan advanced and various loans to a related party.

Net cash flow from financing activities

Net cash provided by financing activities for the three month period ended March 31, 2013 was $121,479, compare to $39,504 during the comparable period ended March 31, 2012. The increase was due to advances being provided by an officer and director of the Company during the period ended March 31, 2013.

Satisfaction of Our Cash Obligations for the Next 12 Months

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The general business strategy of the Company is to design, market and distribute e-cigarettes and accessories. The continued operations of the Company depend upon its ability to generate sales for its products. Based on the Company’s current monthly expenses, management believes cash and cash equivalents on hand at March 31, 2013, will not be sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations over the next few quarters. As a result, the Company intends to continue raising additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

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

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements to have a significant impact on our results of operations, financial condition or cash flow.

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

The three levels of the fair value hierarchy are:

● Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities;
● Level 2 -	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and
● Level 3 -	Inputs that are not based on observable market data.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the three month period ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

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

Changes in Internal Controls

During the quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer*

31.2 Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer*

32.1 Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer*

32.2 Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer*
__________
*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILLA INC.
(Registrant)

May 15, 2013	By:	/s/ J. Graham Simmonds
J. Graham Simmonds
CEO and Director