Form 10-Q
period 2013-06-30
GILLA INC.
filed 2013-08-14
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

 62,277,766 Common Shares - $0.0002 Par Value as of August 13, 2013

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the period from November 29, 2011 (date of inception) through June 30, 2013	4

	Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficiency for the period from November 29, 2011 (date of inception) through June 30, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the period from November 29, 2011 (date of inception) through June 30, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Control and Procedures	19

PART II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Gilla Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$1,425	$11,444
Prepaid and sundry assets	250	799
Deposit on inventory (note 6)	46,639	-
Total current assets	48,314	12,243

Property and equipment (note 7)	2,713	3,434

Total assets	$51,027	$15,677

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current liabilities
Accounts payable	$84,395	$67,669
Accrued liabilities	48,405	29,478
Accrued interest- related party	31,142	1,479
Loan from shareholder (note 8)	234,721	247,836
Due to related parties	809,615	246,655
Note payable, related party (note 9)	225,000	-
Total current liabilities	1,433,278	593,117

Long term liabilities
Note payable, related party (note 9)	-	225,000
Total long term liabilities	-	225,000

Total liabilities	1,433,278	818,117

Commitments and contingencies (note 10)

SHAREHOLDERS’ DEFICIENCY
Common stock (note 11)
$0.0002 par value, 300,000,000 shares authorized; 62,277,766 shares issued and outstanding as of June 30, 2013 and December 31, 2012	12,455	12,455
Additional paid-in capital	291,218	291,218
Deficit accumulated during the development stage	(1,720,564)	(1,103,039)
Accumulated other comprehensive income (loss)	34,640	(3,074)
Total shareholders’ deficiency	(1,382,251)	(802,440)

Total liabilities and shareholders’ deficiency	$51,027	$15,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from November 29, 2011 (Date of Inception) to June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
Administrative	121,394	58,688	262,312	109,469	623,593
Consulting fees-related party	166,019	45,200	283,637	45,200	538,090
Depreciation	340	-	681	200	1,358
Foreign exchange	4,772	-	6,531	-	8,278
Loss on write off of loan receivable	21,405	-	21,405	-	21,405
Loss on acquisition	-	-	-	-	292,226
Loss on write off of deposit	-	-	-	-	162,371

Total operating expenses	313,930	103,888	574,566	154,869	1,647,321

Loss from operations	(313,930)	(103,888)	(574,566)	(154,869)	(1,647,321)

Other income (expense):
Interest expense, net	(25,268)	(5,000)	(42,959)	(5,798)	(68,341)

Total other expenses	(25,268)	(5,000)	(42,959)	(5,798)	(68,341)

Net loss before income taxes	(339,198)	(108,888)	(617,525)	(160,667)	(1,715,662)
Income taxes	-	-	-	-	-
Net loss	$(339,198)	$(108,888)	$(617,525)	$(160,667)	$(1,715,662)

Loss per weighted average number of shares outstanding during the period (basic and diluted)	$(0.005)	$(0.004)	$(0.010)	$(0.006)

Weighted average number of shares outstanding during the period (basic and diluted)	62,277,766	25,000,000	62,277,766	25,000,000
Comprehensive (loss) income:
Net loss	$(339,198)	$(108,888)	$(617,525)	$(160,667)	$(1,715,662)

Foreign exchange translation adjustment for the period	25,452	3,246	37,714	1,891	34,640

Comprehensive loss	$(313,746)	$(105,642)	$(579,811)	$(158,776)	$(1,681,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficiency
For the period from November 29, 2011 (Date of Inception) to June 30, 2013

	Common Stock		Additional Paid In	Deficit accumulated during the development	Accumulated other comprehensive income
	Shares	Amount	Capital	stage	(loss)	Total
Balance, November 29, 2011 (Date of inception)	-	$-	$-	$-	$-	$-

Issuance of shares for seed capital, November 2011 at $0.0002 per share	25,000,000	5,000	-	(4,902)	-	98

Foreign currency translation loss	-	-	-	-	(228)	(228)

Net loss	-	-	-	(34,334)		(34,334)

Balance, December 31, 2011	25,000,000	5,000	-	(39,236)	(228)	(34,464)

Common shares issued for cash at $0.025 per share, November 2012	400,000	80	9,920	-	-	10,000

Common shares issued for cash at $0.03 per share, November 2012	4,366,667	873	130,127	-	-	131,000

Effect of reverse acquisition, November 21, 2012	29,477,766	5,895	-	-	-	5,895

Common shares issued for settlement of loans at $0.05 per share, November 2012	800,000	160	39,840	-	-	40,000

Issuance of shares and warrants at $0.05 per share as the result of a private placement, November 2012	2,233,333	447	111,331	-	-	111,778

Foreign currency translation loss	-	-	-	-	(2,846)	(2,846)

Net loss	-	-	-	(1,063,803)	-	(1,063,803)

Balance, December 31 2012	62,277,766	12,455	291,218	(1,103,039)	(3,074)	(802,440)

Foreign currency translation gain	-	-	-	-	37,714	37,714

Net loss	-	-	-	(617,525)	-	(617,525)

Balance, June 30, 2013	62,277,766	$12,455	$291,218	$(1,720,564)	$34,640	$(1,382,251)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from November 29, 2011 (Date of Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(617,525)	$(160,667)	$(1,715,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	681	200	1,358
Expenses paid by related party on behalf of Company	15,504	-	15,504
Loan receivable write off	21,405	-	21,405
Loss on acquisition	-	-	292,226
Deposit write off	-	-	162,371
Changes in operating assets and liabilities
Prepaid expenses	549	1,913	(250)
Inventory deposit	(46,639)	(159,351)	(209,010)
Related party payables	264,459	44,898	365,957
Accounts payable	16,726	1,289	88,191
Accrued interest-related party	29,663	800	29,663
Accrued liabilities and interest	16,999	10,493	45,452
Net cash used in operating activities	(298,178)	(260,425)	(902,795)
CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	(19,477)	-	(19,477)
Addition of capital assets	-	(1,188)	(4,113)
Net cash used in investing activities	(19,477)	(1,188)	(23,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan received	-	291,202	325,446
Net proceeds from related parties	282,997	(31,852)	378,021
Repayment of debt	-	-	(50,000)
Proceeds from the sale of common stock	-	-	252,778
Net cash provided by financing activities	282,997	259,350	906,245
Effect of foreign exchange	24,639	1,890	21,565

Net (decrease) increase in cash and cash equivalents	$(10,019)	$(373)	$1,425

Cash and cash equivalents at beginning of period	11,444	881	-

Cash and cash equivalents at end of period	$1,425	$508	$1,425

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash investing and financial activities:
Common stock issued in settlement of loans	$-	$-	$40,000
Common stock issued for reverse acquisition	$-	$-	$5,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013 and 2012
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

On April13, 2013, Henry Kloepper was appointed as lead independent director of the board. Mr. Kloepper will also serve as chairman of the audit committee and compensation committee.

The Company incorporated Gilla Operations LLC (“Gilla Operations”), a wholly-owned subsidiary under the laws of the State of Florida, on May 2, 2013. Since incorporation, Gilla Operations has been the primary operating subsidiary of the Company.

On May 20, 2013, Gilla Operations entered into a Supply Contract with a Chinese e-cigarette contract manufacturer to produce and supply the Company with e-cigarette products and related accessories. The supply contract set forth the terms and conditions of the purchase order between Gilla Operations and the manufacturer who has agreed to supply e-cigarettes as specifically designed by the Company.

On June 18, 2013, the Company signed a Production and Supply Agreement with a South American Distributor to supply e-cigarettes and related accessories. Under the terms of the supply agreement, the Distributor has reserved the exclusive right to distribute a brand of the Company’s e-cigarette products in Brazil, Chile, Paraguay, Uruguay, Argentina, Venezuela, Columbia, Peru and Ecuador (collectively, the “Territory”). The supply agreement has a five-year term, which shall automatically renew for an additional five-year term, provided that the Distributor has satisfied all of the minimum performance and order quantity requirements set forth to maintain exclusivity in the distribution Territory.

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
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

The Company designs, markets and distributes electronic cigarettes (“e-cigarettes”) and accessories. E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. E-cigarettes do not burn tobacco are not smoking cessation devices.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”). To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through June 30, 2013, the Company has accumulated losses of $1,720,564.

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

Following the Merger, the Registrant had 59,244,433 shares of common stock outstanding after the share exchange and the issuance of 29,766,667 common shares to the shareholders of Snoke Distribution, which included a private placement of $141,000 into Snoke Distribution.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a deficit accumulated during the development stage of $1,720,564, used $902,795 in cash for operating activities from date of inception through June 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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
June 30, 2013 and 2012
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

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a) Basis of Consolidation

These unaudited interim condensed consolidated financial statements include the financial statements of Gilla Inc., Gilla Operations LLC, Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA LLC. All inter-company accounts and transactions are eliminated in preparing the consolidated financial statements.

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012

Period-end CAD: USD exchange rate	$0.9508	$1.0051	$0.9822
Average Period CAD: USD exchange rate	$0.9843	$1.0008	$0.9943

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

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

The three levels of the fair value hierarchy are:

● Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
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

● Level 3	Inputs that are not based on observable market data.

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

(i) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at June 30, 2013 and December 31, 2012. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

(j) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

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

The receivable has not been paid and at June 30, 2013, default interest in the amount of $1,538 had been accrued.

At June 30, 2013, the Company determined the loan receivable to be uncollectable and as a result recorded a loss of $21,405.

6.	DEPOSIT FOR PURCHASE OF INVENTORY

During the six months ended June 30, 2013, the Company made payments of $46,639 as 50% deposits on Inventory. Per the terms of the agreement, the Company does not take possession and title of the inventory until it has been paid in full. As of the date of the interim unaudited condensed consolidated financial statements, no further payments have been made and as such, no inventory has been recognized in these interim consolidated financial statements.

7.	PROPERTY & EQUIPMENT

	June 30, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$1,958	$(714)	$1,244	$1,710
Computer hardware	2,089	(620)	1,469	1,724
	$4,047	$(1,334)	$2,713	$3,434

Depreciation expense for the three month period ended June 30, 2013 and 2012 amounted to $340 and Nil respectively. Depreciation expense for the six month period ended June 30, 2013 and 2012 was $681 and $200 respectively.

8.	LOAN FROM SHAREHOLDER

The Company received loans from shareholders of $16,037 and 16,559 at June 30, 2013 and December 31, 2012, respectively, which are non-interest bearing and have no specific terms of repayment. In addition, the company received a loan from shareholder of $218,684 and $231,277 at June 30, 2013 and December 31, 2012, respectively bearing interest of 1% per month on a cumulative basis. The company accrued interest of $15,399 during the six month period ended June 30, 2013 on these loans.

9.	NOTE PAYABLE, RELATED PARTY

On November 15, 2012, the Company entered into a 6% Convertible Revolving Credit Note (the “Note”), with a related party, for $225,000 due on or before February 15, 2014 bearing an interest rate of 6% per annum. Interest shall accrue and be added to the principal amount of the Note at the Maturity Date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the Maturity Date, the outstanding principal amount and any accrued and unpaid interest is convertible in to Common Stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the Common Stock of the Company for the 15 trading days prior to the notice of conversion.

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

At June 30, 2013 and December 31, 2012, the accrued interest on the note was $8,230 and $1,479, respectively.

10.	COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $8,778. The lease expires on May 31, 2014. Minimum annual lease payments are as follows:

December 31, 2013	$4,788
December 31, 2014	3,990
$8,778

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

Minimum annual lease payments under this lease are as follows:

December 31, 2013	$20,830
December 31, 2014	13,886
$34,717

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2013.

11.	SHARE CAPITAL

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock. As of June 30, 2013 and December 31, 2012, 62,277,766 shares were issued and outstanding. The Company issued no shares during the period ended June 30, 2013.

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

Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

The following schedule summarizes the outstanding warrants at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	1,516,667	$0.10	-	$-
Issued	-	-	1,516,667	0.10
Expired	(1,516,667)	(0.10)	-	-
End of year	-	$-	1,516,667	$0.10

The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model, however, no stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

13.	RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2013 and December 31, 2012, the amounts due to related parties were $809,615 and $246,655, respectively. During the six months ended June 30, 2013, the Company expensed $100,103 as consulting fee payable to two directors of the Company, $50,052 as consulting fee payable to two officers of the Company, $125,140 as consulting fee payable to a company owned by two officers, one of which is also a director and expensed $8,342 to a consultant that is related to an officer and director of the Company.  During the period the Company also expensed $39,000 to administrative payable to two individuals who are related to a director of the Company.

During the six months ended June 30, 2013, an officer and director of the Company made cash payments to and on behalf of the Company in amounts of $322,411. At December 31, 2012 the balance owing to this related party for cash advances was $95,024. At June 30, 2013 the balance owing was $416,648.  Interest is accrued on a monthly basis at 1.5%; at June 30, 2013, $22,911 in interest had been accrued.

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The company purchases inventory in a foreign currency, however no inventory exists on the balance sheet as at June 30, 2013. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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
June 30, 2013 and 2012
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the unaudited interim condensed consolidated financial statements of Gilla Inc. for the three month period ended June 30, 2013. The unaudited interim condensed consolidated financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes of Gilla Inc. contained elsewhere in this Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

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

On April13, 2013, Henry Kloepper was appointed as lead independent director of the board. Mr. Kloepper will also serve as chairman of the audit committee and compensation committee.

The Company incorporated Gilla Operations LLC (“Gilla Operations”), a wholly-owned subsidiary under the laws of the State of Florida, on May 2, 2013. Since incorporation, Gilla Operations has been the primary operating subsidiary of the Company.

On May 20, 2013, Gilla Operations entered into a Supply Contract with a Chinese e-cigarette contract manufacturer to produce and supply the Company with e-cigarette products and related accessories. The supply contract set forth the terms and conditions of the purchase order between Gilla Operations and the manufacturer who has agreed to supply e-cigarettes as specifically designed by the Company.
On June 18, 2013, the Company signed a Production and Supply Agreement with a South American Distributor to supply e-cigarettes and related accessories. Under the terms of the supply agreement, the Distributor has reserved the exclusive right to distribute a brand of the Company’s e-cigarette products in Brazil, Chile, Paraguay, Uruguay, Argentina, Venezuela, Columbia, Peru and Ecuador (collectively, the “Territory”). The supply agreement has a five-year term, which shall automatically renew for an additional five-year term, provided that the Distributor has satisfied all of the minimum performance and order quantity requirements set forth to maintain exclusivity in the distribution Territory

The Company designs, markets and distributes electronic cigarettes (“e-cigarettes”) and accessories. E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. E-cigarettes do not burn tobacco are not smoking cessation devices.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated losses of $1,720,564.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue

The Company had not generated revenues during the three and six month periods ended June 30, 2013 and 2012.

Operating Expenses

For the three month period ended June 30, 2013, the Company incurred administrative expense of $121,394, consulting fees to related parties of $166,019, depreciation expense of $340, a foreign exchange loss of $4,772 and a loss on the write off of loan receivable of $21,405. Administrative costs were primarily comprised of rent, legal fees, travel expenses and subcontractor fees. For the three month period ended June 30, 2012, the Company incurred administrative expense of $58,688 and consulting fees to related parties of $45,200. The increase in administrative expense of $62,706 and increase of consulting fees to related parties of $120,819 is attributable to the Company’s new focus in the e-cigarette business and the result of consulting expenses increasing due to the hiring of officers and other consultants.

For the six month period ended June 30, 2013, the Company incurred administrative expense of $262,312, consulting fees to related parties of $283,637, depreciation expense of $681, a foreign exchange loss of $6,531 and a loss on the write off of loan receivable of $21,405. Administrative costs were primarily comprised of rent, legal fees, travel expenses and subcontractor fees. For the six month period ended June 30, 2012, the Company incurred administrative expense of $109,469 and consulting fees to related parties of $45,200. The increase in administrative expense of $152,843 and increase of consulting fees to related parties of $238,437 is attributable to the Company’s new focus in the e-cigarette business.

Loss from Operations

For the three month period ended June 30, 2013 we incurred a loss from operations of $313,930 as compared to $103,888 for the three month period ended June 30, 2012. For the six month period ended June 30, 2013 we incurred a loss from operations of $574,566 as compared to $154,869 for the six month period ended June 30, 2012. The increase is attributable to an increase in consulting fees and other administrative expenses as discussed above.

Other Expenses

For the three month period ended June 30, 2013, we incurred $25,268 in interest expense on demand, advances from related parties and other promissory notes for working capital provided as compared to interest expense of $5,000 for the three month period ended June 30, 2012.

For the six month period ended June 30, 2013, we incurred $42,959 in interest expense on demand, advances from related parties and other promissory notes for working capital provided as compared to interest expense of $5,798 for the six month period ended June 30, 2012.

Net Loss and Comprehensive Loss

Net loss amounted to $339,198 for the three month period ended June 30, 2013 compared to $108,888 for the comparative period in 2012. Net loss amounted to $617,525 for the six month period ended June 30, 2013 compared to $160,667 for the comparative period in 2012. Net loss amounted to $1,715,662 for the period from November 29, 2011 (date of inception) through June 30, 2013.

Comprehensive loss amounted to $313,746 and $579,811 for the three and six month periods ended June 30, 2013, compared to $105,642 and $158,776 for the three and six month periods ended June 30, 2012. Comprehensive loss amounted to $1,681,022 for the period from November 29, 2011 (date of inception) through June 30, 2013. This was due to foreign currency translation adjustment for conversion of financial statement of the Company from Canadian Dollars to U.S. Dollars.

Liquidity and Capital Resources

As at June 30, 2013, we had total assets of $51,027 (December 31, 2012: $15,677) consisting of cash of $1,425, prepaid and sundry assets of $250, deposits on inventory of $46,639 and property and equipment of $2,713. The increase in assets at June 30, 2013 is primarily the result of deposits for inventory. We had total liabilities of $1,433,278 (December 31, 2012: $818,117) consisting of accounts payable of $84,395, accrued liabilities of $48,405, accrued interest – related party of $31,142, a shareholder loan of $234,721, amounts due to related parties of $809,615, and a note payable from related party of $225,000. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties as well as an increase in interest accrued on loans on notes payable.

At June 30, 2013, we had negative working capital of $1,384,964 (December 31, 2012: $580,874) and an accumulated deficit during development stage of $1,720,564.

Net cash used in operating activities

For the six month period ended June 30, 2013, the Company used $298,178 in operating activities to fund administrative and marketing activities, this increased from $260,425 used in operating activities for the six month period ended June 30, 2012. This increase is attributable to the increase in operations of the Company as discussed above.

Net cash used in investing activities

For the six month period ended June 30, 2013, net cash used in investing activities was $19,477 compared to $1,188 used during the six month period ended June 30, 2012. This increase is attributable to the factoring loan advanced and various loans to a related party.

Net cash flow from financing activities

Net cash provided by financing activities for the six month period ended June 30, 2013 was $282,997, compared to $259,350 during the comparable period ended June 30, 2012. The increase was due to advances being provided by an officer and director of the Company during the six month period ended June 30, 2013.

Satisfaction of Our Cash Obligations for the Next 12 Months

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The general business strategy of the Company is to design, market and distribute e-cigarettes and accessories. The continued operations of the Company depend upon its ability to generate sales for its products. Based on the Company’s current monthly expenses, management believes cash and cash equivalents on hand at June 30, 2013, will not be sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations over the next few quarters. As a result, the Company intends to continue raising additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

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

The three levels of the fair value hierarchy are:

● Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
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

● Level 3	Inputs that are not based on observable market data.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the three month period ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

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

Changes in Internal Controls

During the quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

GILLA INC.
(Registrant)

Date: August 14, 2013	By:	/s/ J. Graham Simmonds
J. Graham Simmonds
CEO and Director