Form 10-Q
period 2013-09-30
GILLA INC.
filed 2013-11-14
CIK 1004411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

65,444,510 Common Shares - $0.0002 Par Value as of November 12, 2013

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the period from November 29, 2011 (date of inception) through September 30, 2013	4

	Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficiency for the period from November 29, 2011 (date of inception) through September 30, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the period from November 29, 2011 (date of inception) through September 30, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Control and Procedures	19

PART II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

Gilla Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$210,071	$11,444
Deposit on inventory (note 6)	81,751	-
Inventory	17,233	-
Prepaid and sundry assets	250	799
Total current assets	309,305	12,243

Property and equipment (note 7)	2,953	3,434

Total assets	$312,258	$15,677

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current liabilities
Accounts payable	$109,679	$67,669
Accrued liabilities	51,379	29,478
Accrued interest- related party	55,405	1,479
Loan from shareholder (note 8)	176,416	247,836
Due to related parties	723,885	246,655
Notes payable, related party (note 9)	225,000	-
Total current liabilities	1,341,764	593,117

Long term liabilities
Note payable, related party (note 9)	200,000	225,000
Convertible debentures (note 10)	425,000	-
Total long term liabilities	625,000	225,000

Total liabilities	1,966,764	818,117

Commitments and contingencies (note 11)

SHAREHOLDERS’ DEFICIENCY
Common stock (note 12)
$0.0002 par value, 300,000,000 shares authorized; 65,394,510 and 62,277,766 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	13,079	12,455
Additional paid-in capital	416,685	291,218
Shares to be issued (922,467)	32,286	-
Deficit accumulated during the development stage	(2,133,954)	(1,103,039)
Accumulated other comprehensive income (loss)	17,398	(3,074)
Total shareholders’ deficiency	(1,654,506)	(802,440)

Total liabilities and shareholders’ deficiency	$312,258	$15,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period from November 29, 2011 (Date of Inception) to September 30, 2013

Revenue	$27,936	$-	$27,936	$-	$27,936
Cost of goods	23,325	-	23,325	-	23,325
Gross profit	4,611	-	4,611	-	4,611

Operating expenses
Administrative	231,634	165,141	493,946	274,610	855,227
Consulting fees-related party	159,909	72,073	443,546	117,273	697,999
Depreciation	372	51	1,053	251	1,730
Foreign exchange	(9,063)	2,220	(2,532)	2,220	(785)
Loss on write off of loan receivable	-	-	21,405	-	21,405
Loss on acquisition	-	-	-	-	292,226
Loss on write off of deposit	-	-	-	-	162,371

Total operating expenses	382,852	239,485	957,418	394,354	2,030,173

Loss from operations	(378,241)	(239,485)	(952,807)	(394,354)	(2,025,562)

Other income (expense):
Interest expense, net	(35,149)	(9,388)	(78,108)	(15,186)	(103,490)

Total other expenses	(35,149)	(9,388)	(78,108)	(15,186)	(103,490)

Net loss before income taxes	(413,390)	(248,873)	(1,030,915)	(409,540)	(2,129,052)
Income taxes	-	-	-	-	-
Net loss	$(413,390)	$(248,873)	$(1,030,915)	$(409,540)	$(2,129,052)

Loss per weighted average number of shares outstanding during the period (basic and diluted)	$(0.007)	$(0.010)	$(0.017)	$(0.016)

Weighted average number of shares outstanding during the period (basic and diluted)	62,481,032	25,173,913	62,346,266	25,058,608
Comprehensive (loss) income:
Net loss	$(413,390)	$(248,873)	$(1,030,915)	$(409,540)	$(2,129,052)

Foreign exchange translation adjustment for the period	(17,242)	4,702	20,472	6,593	17,398

Comprehensive loss	$(430,632)	$(244,171)	$(1,010,443)	$(402,947)	$(2,111,654)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficiency
For the period from November 29, 2011 (Date of Inception) to September 30, 2013

	Common Stock			Additional Paid In	Shares to be	Deficit accumulated during the development	Accumulated other comprehensive income
	Shares	Amount		Capital	Issued	stage	(loss)	Total
Balance, November 29, 2011 (Date of inception)	-	$-		$-	$-	$-	$-	$-

Issuance of shares for seed capital, November 2011 at $0.0002 per share	25,000,000	5,000		-	-	(4,902)	-	98

Foreign currency translation loss	-	-		-	-	-	(228)	(228)

Net loss	-	-		-	-	(34,334)	-	(34,334)

Balance, December 31, 2011	25,000,000	5,000	-	-	-	(39,236)	(228)	(34,464)

Common shares issued for cash at $0.025 per share, November 2012	400,000	80		9,920	-	-	-	10,000

Common shares issued for cash at $0.03 per share, November 2012	4,366,667	873		130,127	-	-	-	131,000

Effect of reverse acquisition, November 21, 2012	29,477,766	5,895		-	-	-	-	5,895

Common shares issued for settlement of loans at $0.05 per share, November 2012	800,000	160		39,840	-	-	-	40,000

Issuance of shares and warrants at $0.05 per share as the result of a private placement, November 2012	2,233,333	447		111,331	-	-	-	111,778

Foreign currency translation loss	-	-		-	-	-	(2,846)	(2,846)

Net loss	-	-		-	-	(1,063,803)	-	(1,063,803)

Balance, December 31 2012	62,277,766	12,455		291,218	-	(1,103,039)	(3,074)	(802,440)

Common shares subscribed to for cash at $0.035 per share, on September 25, 2013	200,000	40		6,960	2,677	-	-	9,677

Common shares issued for consulting fees at $0.05 on September 25, 2013	942,784	189		49,811	-	-	-	50,000

Common shares issued in settlement of related party loans at $0.035 on September 25, 2013	1,000,000	200		34,800	15,000	-	-	50,000

Common shares issued in settlement of shareholder loan at $0.035on September 25, 2013	973,960	195		33,896	14,609	-	-	48,700

Foreign currency translation gain	-	-		-	-	-	20,472	20,472

Net loss	-	-		-	-	(1,030,915)	-	(1,030,915)

Balance, September 30, 2013	65,394,510	$13,079		$416,685	$32,286	$(2,133,954)	$17,398	$(1,654,506)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period from November 29, 2011 (Date of Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,030,915)	$(409,540)	$(2,129,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,053	251	1,730
Expenses paid by related party on behalf of Company	20,387	-	20,387
Loan receivable write off	21,405	-	21,405
Loss on acquisition	-	-	292,226
Deposit write off	-	-	162,371
Changes in operating assets and liabilities
Prepaid expenses	549	1,913	(250)
Inventory deposit	(81,751)	(165,013)	(244,122)
Inventory	(17,233)	-	(17,233)
Related party payables	367,636	133,170	469,134
Accounts payable	92,010	33,515	163,475
Accrued interest-related party	53,926	800	53,926
Accrued liabilities and interest	29,231	23,142	57,684
Net cash used in operating activities	(543,702)	(381,762)	(1,148,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	(19,477)	-	(19,477)
Addition of capital assets	(600)	(3,194)	(4,713)
Net cash used in investing activities	(20,077)	(3,194)	(24,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan received	-	330,563	42,606
Net proceeds from loans payable	-	-	282,840
Net proceeds from related parties	359,867	(12,170)	454,891
Proceeds from note payable	200,000	-	200,000
Repayment of debt	(84,265)	-	(134,265)
Proceeds from sale of debentures	275,000	-	275,000
Proceeds from the sale of common stock	9,677	72,043	262,455
Net cash provided by financing activities	760,279	390,436	1,383,527
Effect of foreign exchange	2,127	(6,130)	(947)
Net increase (decrease) in cash and cash equivalents	$198,627	$(650)	$210,071

Cash and cash equivalents at beginning of period	11,444	881	-

Cash and cash equivalents at end of period	$210,071	$231	$210,071

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash investing and financial activities:
Common stock issued in settlement of loans	$98,700	$-	$138,700
Common stock issued for reverse acquisition	$-	$-	$5,895
Common stock issued for payment of consulting fees payable	$50,000	$-	$50,000
Debentures issued for settled of consulting fees payable	$50,000	$-	$50,000
Debentures issued for settlement of loans	$100,000	$-	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013 and 2012
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

On September 3, 2013, the Company issued $425,000 of Unsecured Subordinated Convertible Debentures (“Debentures”). The Debentures will mature on January 31, 2016 and bear interest at a rate of 12% per annum. The Debentures shall be convertible into the Common Stock of the Company at a conversion rate of $0.07 per share at any time prior to the maturity date.

On September 25, 2013, the Company closed a private placement of $108,377 at a price of $0.035 per Gilla common share and issued 2,173,960 common shares. The remaining 922,467 common shares remain unissued. Of these shares, 1,973,960 shares were issued in settlement of shareholders loan valued at $98,700. The Company also issued 942,784 common shares as the result of a consulting settlement.

On September 30, 2013, the Company issued a $200,000 Secured Promissory Note (“Secured Note”). The Secured Note shall be due on January 1, 2015 and bear interest at a rate of 1.5% per month.

Subsequent to the quarter ended September 30, 2013, the Company incorporated Charlie’s Club, Inc. (“Charlie’s Club”), a wholly-owned subsidiary under the laws of the State of Florida.  Charlie’s Club will be primary operating subsidiary of the Company’s e-commerce sales initiative.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”). To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses of $2,133,954.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a deficit accumulated during the development stage of $2,133,954, used $1,148,319 in cash for operating activities from date of inception through September 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the nine months ended September 30, 2013, the Company updated its revenue recognition policy and adopted a policy for inventory. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012

Period-end CAD: USD exchange rate	$0.9706	$1.0051	$1.0171
Average Period CAD: USD exchange rate	$0.9772	$1.0008	$0.9979

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

(g) Revenue Recognition

The Company recorded revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns.

 (h) Inventory

Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market.

(i) Use of Estimates and Critical Judgements

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

(j) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at September 30, 2013 and December 31, 2012. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

(k) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

(l) Recent Accounting Pronouncements

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

The receivable has not been paid and at September 30, 2013, default interest in the amount of $1,538 had been accrued.

During the nine month period ended September 30, 2013, the Company determined the loan receivable to be uncollectable and as a result recorded a loss of $21,405.

6.         DEPOSIT FOR PURCHASE OF INVENTORY

During the nine months ended September 30, 2013, the Company made payments of $81,751 as deposits on Inventory.  This amount is full payment for an order of inventory which was delivered subsequent to the end of the quarter.

7.	PROPERTY & EQUIPMENT

	September 30, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,570	$917	$1,653	$1,710
Computer hardware	2,100	800	1,300	1,724
	$4,670	$1,717	$2,953	$3,434

Depreciation expense for the three month period ended September 30, 2013 and 2012 amounted to $372 and $51 respectively. Depreciation expense for the nine month period ended September 30, 2013 and 2012 was $1,053 and $251 respectively.

8.	LOAN FROM SHAREHOLDER

The Company has outstanding loans from shareholders of $16,267 and $16,559 as at September 30, 2013 and December 31, 2012, respectively, which are non-interest bearing and have no specific terms of repayment. In addition, the Company has outstanding loans from shareholder of $160,149 and $231,277 as at September 30, 2013 and December 31, 2012, respectively bearing interest of 1% per month on a cumulative basis. The Company accrued net interest of $11,473 during the nine month period ended September 30, 2013 on these loans.  During the nine month period ended September 30, 2013, the Company repaid $74,051of the loan from shareholder consisting of $63,089 in principal and $10,962 in interest.  The amount was repaid with $24,265 cash and the remaining $48,700 was settled with the issuance of 1,391,371 common shares valued at $0.035 (of which 417,411 shares are to be issued as of September 30, 2013).

9.	NOTE PAYABLE, RELATED PARTY

On November 15, 2012, the Company entered into a 6% Convertible Revolving Credit Note (the “Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing an interest rate of 6% per annum. Interest shall accrue and be added to the principal amount of the Note at the Maturity Date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the Maturity Date, the outstanding principal amount and any accrued and unpaid interest is convertible in to Common Stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the Common Stock of the Company for the 15 trading days prior to the notice of conversion.

At September 30, 2013 and December 31, 2012, the accrued interest on the above note was $11,758 and $1,479, respectively.

On September 30, 2013, the Company entered into a Secured Promissory Note (the “Secured Note”) with a related party for $200,000 due on or before January 1, 2015, bearing interest at a rate of 1.5% per month. Interest shall accrue and be added to the principal amount of the Secured Note. The related party will also be paid an establishment fee of 2.0%. The Secured Note is secured by a General Security Agreement.

10.	CONVERTIBLE DEBENTURE

On September 3, 2013, the Company issued a total of $425,000 of Unsecured Subordinated Convertible Debentures (“Debentures”). The Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which shall be paid quarterly in arrears. The December 31, 2013 interest payment will represent accrued and unpaid interest from the date of issuance. The Debentures shall be convertible into the Common Stock of the Company at a conversion rate of $0.07 per share at any time prior to the maturity date. Of theses $425,000 convertible debenture, $100,000 and $50,000 convertible debentures was issued in settlement of loans and accrued consulting fees, respectively.

11.	COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $6,384. The lease expires on May 31, 2014. Minimum annual lease payments are as follows:

December 31, 2013	$2,394
December 31, 2014	3,990
$6,384

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

Minimum annual lease payments under this lease are as follows:

December 31, 2013	$10,415
December 31, 2014	13,886
$24,301

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2013.

12.	SHARE CAPITAL

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock. As of September 30, 2013 and December 31, 2012, 65,394,510 and 62,277,766 shares were issued and outstanding, respectively.  During the period ended September 30, 2013, the Company:

●
Issued 200,000 common shares for cash proceeds of $7,000. As part of this transaction the Company also received an additional $2,677 in cash for the subscription of 76,485 common shares valued at $0.035 which remain unissued;

●	Issued 942,784 common shares at an average price of $0.053 as settlement of $50,000 in consulting fees owing to an unrelated party;
●
Issued 1,000,000 common shares valued at $0.035 as settlement of $35,000 in related party loans. As part of this transaction the Company also settled $15,000 in related party loans for the subscription of 428,571 common shares valued at $0.035 which remain unissued.

●
Issued 973,960 common shares valued at $0.035 as settlement of loans from shareholder in the amount of $34,091. As part of this transaction the Company also settled an additional $14,609 of loans from shareholder for the subscription of 417,411 common shares valued at $0.035 which remain unissued.

13.	WARRANTS

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

The following schedule summarizes the outstanding warrants at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	1,516,667	$0.10	-	$-
Issued	-	-	1,516,667	0.10
Expired	(1,516,667)	(0.10)	-	-
End of year	-	$-	1,516,667	$0.10

The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model, however, no stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

14.	RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2013 and December 31, 2012, the amounts due to related parties were $723,885 and $246,655, respectively. During the nine months ended September 30, 2013, the Company expensed $133,230 as consulting fee payable to two directors of the Company, $58,334 as consulting fee payable to two officers of the Company, $243,640 as consulting fee payable to a company owned by two officers, one of which is also a director and expensed $8,342 to a consultant that is related to an officer and director of the Company.  During the period the Company also expensed $58,055 to administrative payable to two individuals who are related to a director of the Company.  During the period, the Company settled $50,000 of fees owing to an officer of the Company with the issuance of an unsecured subordinated convertible debenture.

During the nine months ended September 30, 2013, an officer and director of the Company made cash payments to and on behalf of the Company in amounts of $380,254. During the nine month period ended September 30, 2013, the Company repaid $210,000.  The settlement included cash payments of $60,000, a settlement of $50,000 for 1,428,571 common shares and a settlement of $100,000 for the issuance of an unsecured subordinated convertible debenture.  At December 31, 2012 the balance owing to this related party for cash advances was $95,024. At September 30, 2013 the balance owing was $332,736 including interest.  Interest is accrued on a monthly basis at 1.5%; at September 30, 2013, $43,647 in interest had been accrued.

15.	FINANCIAL INSTRUMENT AND RISK FACTORS

(i) Credit Risk

It is management’s opinion that the Company is not exposed to significant credit risk as financial assets consist of cash placed with major stable financial institutions with investment grade ratings.

(ii) Liquidity Risk

Liquidity risk is the risk that a Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company is exposed to this risk mainly in respect of its loan payable, notes payable, accounts payable and accrued liabilities.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The company purchases inventory in a foreign currency, however no inventory purchased in a foreign currency exists on the balance sheet as at September 30, 2013. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

16.	SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely designing, marketing and distributing of e-cigarettes and accessories in North America. All of the Company's assets are located in Canada.

17.	SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2013, the Company incorporated Charlie’s Club, Inc. (“Charlie’s Club”), a wholly-owned subsidiary under the laws of the State of Florida. Charlie’s Club will be primary operating subsidiary of the Company’s e-commerce sales initiative.

On October 8, 2013, the Company closed a private placement of $2,500 at a price of $0.05 per common share and issued 50,000 common shares.

On October 28, 2013, the Company's Board of Directors authorized the Company to re-issue the outstanding Unsecured Subordinated Convertible Debentures ("Debentures") at a conversion rate of $0.07 per share. The Company initially issued $425,000 Debentures at a conversion rate of $0.10 per share on September 3, 2013. All the other terms and conditions of the re-issued Debentures remained the same as the original issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the unaudited interim condensed consolidated financial statements of Gilla Inc. for the three month period ended September 30, 2013. The unaudited interim condensed consolidated financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes of Gilla Inc. contained elsewhere in this Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

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

On September 3, 2013, the Company issued $425,000 of Unsecured Subordinated Convertible Debentures (“Debentures”). The Debentures will mature on January 31, 2016 and bear interest at a rate of 12% per annum. The Debentures shall be convertible into the Common Stock of the Company at a conversion rate of $0.07 per share at any time prior to the maturity date.

On September 25, 2013, the Company closed a private placement of $108,377 at a price of $0.035 per Gilla common share and issued 2,173,960 common shares. The remaining 922,467 common shares remain unissued. Of these shares, 1,973,960 shares were issued in settlement of shareholders loan valued at $98,700. The Company also issued 942,784 common shares as the result of a consulting settlement.

On September 30, 2013, the Company issued a $200,000 Secured Promissory Note (“Secured Note”). The Secured Note shall be due on January 1, 2015 and bear interest at a rate of 1.5% per month.

Subsequent to the period ended September 30, 2013, the Company incorporated Charlie’s Club, Inc. (“Charlie’s Club”), a wholly-owned subsidiary under the laws of the State of Florida. Charlie’s Club will be primary operating subsidiary of the Company’s e-commerce sales initiative.

The Company designs, markets and distributes electronic cigarettes (“e-cigarettes”) and accessories. E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. E-cigarettes do not burn tobacco are not smoking cessation devices.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2013, the Company has accumulated losses of $2,133,954.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

For the three and nine month periods ended September 30, 2013, the Company generated $27,936 in revenues. Since the Merger, this is the first three month period that the Company has generated revenues from the sales of e-cigarettes and accessories. Gross profit for the three and nine month periods ended September 30, 2013 was $4,611.

Operating Expenses

For the three month period ended September 30, 2013, the Company incurred administrative expense of $231,634, consulting fees to related parties of $159,909, depreciation expense of $372 and a foreign exchange gain of $9,063. Administrative costs were primarily comprised of rent, legal fees, travel expenses and subcontractor fees. For the three month period ended September 30, 2012, the Company incurred administrative expense of $165,141, consulting fees to related parties of $72,073, depreciation expense of $51 and a foreign exchange loss of $2,220. The increase in administrative expense of $66,493 and increase of consulting fees to related parties of $87,836 is attributable to the Company’s focus on generating sales of e-cigarettes and the result of consulting expenses increasing due to the hiring of officers and other consultants.

For the nine month period ended September 30, 2013, the Company incurred administrative expense of $493,946, consulting fees to related parties of $443,546, depreciation expense of $1,053, a foreign exchange gain of $2,532 and a loss on the write off of loan receivable of $21,405. Administrative costs were primarily comprised of rent, legal fees, travel expenses and subcontractor fees. For the nine month period ended September 30, 2012, the Company incurred administrative expense of $274,610, consulting fees to related parties of $117,273, depreciation expense of $251, and a foreign exchange loss of $2,220. The increase in administrative expense of $219,336 and increase of consulting fees to related parties of $326,273 is attributable to the Company’s focus in the e-cigarette business.

Loss from Operations

For the three month period ended September 30, 2013, the Company incurred a loss from operations of $378,241 as compared to $239,485 for the three month period ended September 30, 2012. For the nine month period ended September 30, 2013 we incurred a loss from operations of $952,807 as compared to $394,354 for the nine month period ended September 30, 2012. The increase is attributable to an increase in consulting fees and other administrative expenses as discussed above.

Other Expenses

For the three month period ended September 30, 2013, the Company incurred $35,149 in interest expense on demand, advances from related parties and other promissory notes for working capital provided as compared to interest expense of $9,388 for the three month period ended September 30, 2012.

For the nine month period ended September 30, 2013, the Company incurred $78,108 in interest expense on demand, advances from related parties and other promissory notes for working capital provided as compared to interest expense of $15,186 for the nine month period ended September 30, 2012.

Net Loss and Comprehensive Loss

Net loss amounted to $413,390 for the three month period ended September 30, 2013 compared to $248,873 for the comparative period in 2012. Net loss amounted to $1,030,915 for the nine month period ended September 30, 2013 compared to $409,540 for the comparative period in 2012. Net loss amounted to $2,129,052 for the period from November 29, 2011 (date of inception) through September 30, 2013.

Comprehensive loss amounted to $430,632 and $1,010,443 for the three and nine month periods ended September 30, 2013, compared to $244,171 and $402,947 for the three and nine month periods ended September 30, 2012. Comprehensive loss amounted to $2,111,654 for the period from November 29, 2011 (date of inception) through September 30, 2013. These figures include the foreign currency translation adjustment for conversion of financial statement of the Company from Canadian Dollars to U.S. Dollars.

Liquidity and Capital Resources

As at September 30, 2013, we had total assets of $312,258 (December 31, 2012: $15,677) consisting of cash of $210,071, prepaid and sundry assets of $250, deposits on inventory of $81,751, inventory of $17,233 and property and equipment of $2,953. The increase in assets at September 30, 2013 is primarily the result of cash from financing activities, inventory and inventory deposits. We had total liabilities of $1,966,764 (December 31, 2012: $818,117) consisting of accounts payable of $109,679, accrued liabilities of $51,379, accrued interest – related party of $55,405, a shareholder loan of $176,416, amounts due to related parties of $723,885, notes payable from related party of $425,000 and convertible debentures of $425,000. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties, an increase in interest accrued on loans on notes payable, the issuance of a $200,000 secured note payable and the issuance of convertible debentures in the amount of $425,000.

At September 30, 2013, we had negative working capital of $1,032,459 (December 31, 2012: $580,874) and an accumulated deficit during development stage of $2,133,954.

Net cash used in operating activities

For the nine month period ended September 30, 2013, net cash used in investing activities was $20,077 compared to $3,194 used during the nine month period ended September 30, 2012.  The September 2013 amount is the result of the purchase of capital assets and factoring loans.

Net cash used in investing activities

For the nine month period ended September 30, 2013, net cash used in investing activities was $20,477 compared to $3,194 used during the nine month period ended September 30, 2012.  Both amounts are the result of the purchase of capital assets.

Net cash flow from financing activities

Net cash provided by financing activities for the nine month period ended September 30, 2013 was $760,279, compared to $390,436 during the comparable period ended September 30, 2012. The increase was due to advances and a note payable being provided by an officer and director of the Company sale of debentures during the nine month period ended September 30, 2013.

Satisfaction of Our Cash Obligations for the Next 12 Months

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The general business strategy of the Company is to design, market and distribute e-cigarettes and accessories. The continued operations of the Company depend upon its ability to generate sales for its products. Based on the Company’s current monthly expenses, management believes cash and cash equivalents on hand at September 30, 2013, will not be sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations over the next few quarters. As a result, the Company intends to continue raising additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

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

Revenue Recognition

We record revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns.

Inventory

Inventory is stated at the lower of cost as determined by the first-in, first-out cost method, or market.

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

 ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the three month period ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

Changes in Internal Controls

During the quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

GILLA INC.
(Registrant)
November 14, 2013	By:	/s/ J. Graham Simmonds
J. Graham Simmonds
CEO and Director