Form 10-K
period 2013-12-31
GILLA INC.
filed 2014-04-08
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-28107

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

Common Stock, $0.0002 Par Value Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☑	No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2013, was approximately $3,648,710.52 based on the average bid and asked prices on such date of $0.07. The registrant does not have any non-voting equities.

The Registrant had 68,318,007 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, outstanding on April 7, 2014.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on management's expectations as of the filing date of this Report with the Securities and Exchange Commission ("SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A -  Risk Factors” of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

On November 21, 2012, the Company closed the acquisition of Snoke Distribution through the issuance of 29,766,667 Common Shares of the Registrant to the shareholders of Snoke Distribution (the “Merger”).

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

On April 13, 2013, Henry J. Kloepper was appointed as lead independent director of the board. Mr. Kloepper will also serve as chairman of the audit, compensation and governance committees.

Gilla Operations, LLC (“Gilla Operations”) was incorporated on May 2, 2013 under the laws of the State of Florida. Gilla Operations is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in the United States.

On August 21, 2013, the Company announced that its board of directors (the “Board of Directors”) had approved a non-brokered private placement offering (the “Convertible Debenture Offering”) of unsecured subordinated convertible debentures (“Convertible Debentures”) for aggregate gross proceeds of up to $2,000,000. The Convertible Debentures mature on January 31, 2016, bear interest at a rate of 12% per annum, payable quarterly in arrears, and are convertible at the option of the holder into Common Shares at a conversion price of $0.10 per Common Share at any time prior to the maturity date. The conversion price was subsequently amended $0.07 per Common Share. The proceeds of the Convertible Debenture Offering are expected to be used to repay debt and for the purchase of inventory and technology, product development, marketing, and working capital and general administrative purposes.

On September 3, 2013, the Company issued $425,000 of Convertible Debentures pursuant to the Convertible Debenture Offering for aggregate gross proceeds of $425,000. The Convertible Debentures were initially issued at a conversion price of $0.10 per Common Share and, on October 28, 2013, were reissued at a conversion price of $0.07 per Common Share. All the other terms and conditions of the re-issued Convertible Debentures remained the same.

On September 25, 2013, the Company issued and sold, on a private placement basis, 200,000 Common Shares for cash proceeds of $7,000. As part of this transaction, on November 19, 2013, the Company also issued and sold, on a private placement basis, 76,485 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $2,677.

On September 25, 2013, the Company issued 942,784 Common Shares at a price of $0.053 per Common Share, as settlement of $50,000 in consulting fees owing to an unrelated party.

On September 25, 2013, the Company issued 1,000,000 Common Shares at a price of $0.035 per Common Share as settlement of $35,000 of debt owing pursuant to related party loans. As part of this transaction, on November 19, 2013, the Company also issued 428,571 Common Shares at a price of $0.035 per Common Share, as settlement of $15,000 of debt owing pursuant to loans made to the Company by such related parties.

On September 25, 2013, the Company issued 973,960 Common Shares at a price of $0.035 per Common Share as settlement of $34,091 of debt owing pursuant to shareholder loans. As part of this transaction, on November 19, 2013, the Company also issued 417,411 Common Shares at a price of $0.035 per Common Share, as settlement of $14,609 of debt owing pursuant to shareholder loans.

On September 30, 2013, the Company issued a secured promissory note (the “Secured Note”) in connection with a loan to it by a related party in the principal amount of $200,000. The outstanding principal amount of the Secured Note, together with accrued and unpaid interest at a rate of 1.5% per month, was paid in full and the Secured Note was retired on December 23, 2013.

On October 8, 2013, the Company issued and sold, on a private placement basis, 50,000 Common Shares at a price of $0.05 per Common Share for aggregate gross proceeds of $2,500.

On November 15, 2013, Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated under the laws of the State of Florida, as a wholly-owned subsidiary of the Company. Charlie’s Club is expected to carry on the Company’s e-commerce sales initiative.

On November 27, 2013, the Company issued 400,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $20,000 in consulting fees owing to unrelated parties.

On November 27, 2013, the Company issued 300,000 Common Shares at a price of $0.058 per Common Share, as a settlement of $17,500 in consulting fees owing to unrelated parties.

Gilla Enterprises Inc. (“Gilla Enterprises”) was incorporated on December 20, 2013 under the laws of the Province of Ontario. Gilla Enterprises is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in Canada.

On December 23, 2013, the Company issued an additional $797,000 of Convertible Debentures pursuant to the Convertible Debenture Offering.

On January 8, 2014, the Company issued 200,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $10,000 in consulting fees owing to an unrelated party.

On January 8, 2014, the Company issued and sold, on a private placement basis, 500,000 Common Shares at a price of $0.035 per Common Share for aggregate gross proceeds of $17,500.

On February 11, 2014, the Company issued an additional $178,000 of Convertible Debentures pursuant to the Convertible Debenture Offering.

On February 13, 2014, the Company entered into a secured promissory note with an unrelated party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing an interest rate of 10% per annum.

On February 14, 2014, the Company paid all outstanding amounts due on a related party convertible revolving credit note of $225,000.

On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sales and distribution of E-cigarettes in Ireland, representing a geographical extension to the current business segment moving forward.

On March 28, 2014, the Company issued 280,433 Common Shares at a price of $0.1426 per Common Share, as a settlement of $40,000 in consulting fees owing to unrelated parties.

On March 28, 2014, the Company issued 270,597 Common Shares at a price of $0.1293 per Common Share, as a settlement of $35,000 in consulting fees owing to unrelated parties.

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”) and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company distributes its products through retail and wholesale sales channels and also plans to launch an online sales platform in the upcoming fiscal year.

Prior to the acquisition, the Company was a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through its exploration activities and its discoveries. Acquisition and development emphasis was focused on properties containing gold and other strategic minerals that were located in Africa.

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), subtopic 915-10 Development Stage Entities (“ASC 915-10”). To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses of $2,605,961.

BUSINESS OF ISSUER

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”) and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company distributes its products through retail and wholesale sales channels and also plans to launch an online sales platform in the upcoming fiscal year.

The Company’s Products

The Company’s current products include E-cigarettes, Vaporizers and related accessories (the “Products”), which, in each case, are manufactured and supplied to the Company by third parties for resale. These styles are as follows:

E-Cigarettes:

A two-piece, metal E-cigarette that comes in disposable and rechargeable versions and is comprised of the following key components:

●
Cartomizer - The cartomizer is a device consisting of an atomizer and cartridge in one piece that connects to the battery. It contains a small heating coil consisting of a simple filament and wicking material that vaporizes liquid, and is surrounded by a liquid-soaked poly-foam. The cartomizer is disposed and replaced after the liquid is exhausted. Users have compared one cartomizer to the equivalent of approximately 1.5 packs of cigarettes.

●
Battery - The battery is a lithium-ion rechargeable battery activated by an electronic airflow sensor that is triggered by drawing breath through the E-cigarette device. The Company’s E-cigarettes are available in a range of sizes that may appeal to the user.

●
Liquid - A solution of propylene glycol (an organic compound that facilitates the vapor effect that can be found in many pharmaceutical and cosmetic products such as moisturizers), vegetable glycerin, flavors and a variable percentage of nicotine.

Vaporizers:

A two-piece, rechargeable Vaporizer comprised of the following key components:

●
Clearomizer - The clearomizer is the reusable tank that connects to the battery in which the e-liquid solution is deposited. Inside the clearomizer is a wicking material that one end absorbs the liquid solution and the other end is wrapped around a small heating coil outside of the clearomizer. Users have compared a filled clearomizer to the equivalent of approximately 3 packs of cigarettes.

●
Battery - The battery is a lithium-ion rechargeable battery, available different voltage capacities: 650mAh, 900mAh and 1100mAh. The Vaporizer is activated by the user pressing and holding down a LED button located on the exterior of the battery which activates the heating coil.

●
E-Liquid - A solution of propylene glycol (an organic compound that facilitates the vapor effect that can be found in many pharmaceutical and cosmetic products such as moisturizers), vegetable glycerin, flavors and a variable percentage of nicotine.

The Company offers over 200 flavors of E-cigarettes and E-liquids which are available in nicotine strengths of 0mg, 6mg, 12mg, 18mg and 24mg.

Supply, Distribution, Principal Markets & Marketing Methods

The Company has entered into supply relationships providing for the supply of the Company’s Products for purposes of resale to its customers. The Company is in the process of further developing marketing plans, branding and packaging, strategies and sales channels for the wholesale, retail distribution and online e-commerce in North America, South America and the European Union of these Products.

The Company intends to focus on marketing and distributing its Products in the United States, South America and the European Union through various sales wholesale, retail and online channels, including retail and wholesale buying groups, retail networks and through a number of websites. As part of these plans, the Company also plans to continue to develop and offer its Products on a “white label”, private branded basis. These intended sales channels are described in more detail below.

Retail and Wholesale Distribution:

The Company is developing unique and distinct brands for its E-cigarette Products for purposes of marketing and selling such branded E-cigarette Products, initially in North America, South America and Europe, through retail and wholesale distribution channels, including convenience stores, retail chains, wholesale trade, pharmacies, gas stations, hotels, industrial customers, clubs, casinos and duty free stores.

In addition, the Company intends to enter into exclusive agreements with various distributors providing them with exclusivity on certain brands of Product in defined territories. To this end, the Company has entered into an exclusive supply agreement with a South American Distributor, providing for the distribution and resale on an exclusive basis of certain of the Company’s E-cigarette Products and related accessories in Brazil, Chile, Paraguay, Uruguay, Argentina, Venezuela, Columbia, Peru and Ecuador, as previously reported on July 12, 2013 with the Securities and Exchange Commission on Form 8-K. The Company intends to seek similar opportunities to enter into distribution agreements in other markets worldwide.

E-Commerce:

The Company intends to distribute its branded Products through its websites and other online sales platforms. Through its e-commerce sales initiatives, the Company hopes to generate recurring purchases of its exclusive brands of E-cigarettes from customers who are legally allowed to purchase cigarettes in the United States and the European Union. The Company has engaged multiple marketing agencies to assist it in the development of its e-commerce platform and digital marketing strategy. Management expects that its marketing strategy will include various forms of social media as a key element in its marketing strategies and in further establishing and growing the Company’s business. The Company’s key e-commerce platform is currently in development and scheduled to launch in the second quarter of 2014.

White Label/Private Brand Distribution:

The Company is actively pursuing opportunities and relationships to develop and offer its Products on a “white label”, private branded basis. Management of the Company believes that there is an opportunity to supply Products on a custom branded basis to a variety of customers for purposes of resale. These potential customers may include wholesale and retail customers that have or wish to develop a private label to identify a brand with a store, a concept known as the store brand. In addition, management also believes that there may be other potential customers that, having identified a business opportunity in the sale of E-cigarettes and, in particular, the Company’s Products, may assess that setting up their own production lines and facilities or supply channels may require a substantial investment in equipment, human resources, patents and so forth, or may otherwise not be commercially feasible. In such cases, a viable alternative is to source Products from the Company, which has already sourced a supply of Products that can be provided to the customer on a custom branded basis.

The Company plans to offer its Products at prices, determined based on pricing strategies that are developed by the Company from time to time and which management believes to be best suited to achieve the Company’s goals at such time. These pricing strategies are expected to be developed based on a number of factors, including the needs and behaviors of customers, purchase volumes, market specific criteria, and the Company’s costs of goods.

Employees

As at the date of this Report, the Company has 7 employees. These employees oversee day-to-day operations of the Company supporting management, administrative, bookkeeping, accounting, sales, marketing, and digital media functions of the Company. As required, the Company also engages consultants to provide services to the Company, including legal and corporate services. The Company has no unionized employees.

Being in the growth-stage, the Company intends to increase (or decrease) its number of employees as appropriate as appropriate to achieve the Company’s objectives. The Company intends to focus on identifying, attracting and retaining talented, highly motivated, customer-focused, team-orientated employees to support its growth.

Competition

The market for the Company’s Products is very competitive and subject to rapid technological change and regulatory requirements. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. The E-cigarette industry competes with respect to brand recognition, brand loyalty, product quality, customer service and price. Market disruption will be caused when new products or brands are able to differentiate from the rest of market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and prospects.

The Company will also face indirect competitors such as the traditional tobacco companies offering cigarettes, nicotine replacement therapies (NRT) and smokeless tobacco products. Some of these companies already compete in the E-cigarette market and it is possible that other such companies will also enter the market as the E-cigarette industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

Conventional tobacco sales have been declining in the U.S., including as a result of increased legal and regulatory restrictions, increased awareness in smoking cessation and a general decline in social acceptability of smoking. Although the E-cigarette industry is growing rapidly, it represents a small portion of the overall market for tobacco products and products simulate and substitute for traditional cigarettes. A continual decline in tobacco sales could adversely affect the growth of the E-cigarette niche, which could have a material adverse effect on the business, results of operations and financial condition.

Intellectual Property

The Company seeks to protect its intellectual property using a combination of trademarks, trade secrets, copyrights and contractual provisions. Trademarks are expected to form an integral part of the Company’s brand marketing.

The Company has and generally plans to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, the Company will also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information.

Government Regulation

Government authorities in the United States, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The following is a summary of certain regulatory matters generally affecting the E-cigarette marketplace in the United States and Canada, which does not purport to be a comprehensive overview of all applicable laws and regulations that may impact the Company’s business.

United States

The United States Food and Drug Administration (the “FDA”) is permitted to regulate E-cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”), based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010). Furthermore, the FDA is not permitted to regulate E-cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless marketed for therapeutic purposes.

Since the Company does not market E-cigarettes for therapeutic purposes, the Company’s Products that contain nicotine are subject to being classified as “tobacco products” under the Tobacco Control Act. Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, the Tobacco Control Act grants the FDA broad authority to impose restrictions over the manufacture, sale, marketing and packaging of tobacco. Furthermore, the FDA is required to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

The Tobacco Control Act also requires an establishment of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

Like traditional cigarettes and other tobacco products, E-cigarettes contain nicotine, a highly addictive substance. With a growing E-cigarette market in the United States, the FDA may mandate E-cigarettes to be classified as tobacco products regulated under the Tobacco Control Act, in effect, requiring the Company to reformulate, recall and/or discontinue certain current and future products. There can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by the FDA. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the Company’s business, financial condition and results of operations and ability to market and sell the Company’s Products.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of E-cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize E-cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, E-cigarettes may lose their appeal as an alternative to traditional cigarettes; which may have the effect of reducing the demand for the Company’s Products and as a result have a material adverse effect on its business, results of operations and financial condition.

The Company may be required to discontinue, prohibit or suspend sales of its Products to States that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company then the Company may be required to cease sales and distribution of its Products to those states, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold the Company will no longer be able to ensure a supply of saleable product, which will have material adverse effect on the Company’s business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to E-cigarettes. The application of either or both of these federal laws to E- cigarettes would have a material adverse effect on the Company’s business, results of operations and financial condition.

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;
●	restrictions or bans on advertising, marketing and sponsorship;
●	the display of larger health warnings, graphic health warnings and other labeling requirements;
●	restrictions on packaging design, including the use of colors and generic packaging;
●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
●	requirements regarding testing, disclosure and use of tobacco product ingredients;
●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
●	elimination of duty free allowances for travelers; and
●	encouraging litigation against tobacco companies.

If E-cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

Canada

Health Canada has advised that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fall within the scope of the Food and Drugs Act. All of these products require market authorization prior to being imported, advertised or sold in Canada. Market authorization is granted by Health Canada following successful review of scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of the health product. To date, no electronic smoking product has been authorized for sale by Health Canada.

In the absence of evidence establishing otherwise, an electronic smoking product delivering nicotine is regulated as a New Drug under Division 8, Part C of the Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licenses issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes. Products that are found to pose a risk to health and/or are in violation of the Food and Drugs Act and related Regulations may be subject to compliance and enforcement actions in accordance with the Health Products and Food Branch Inspectorate's Compliance and Enforcement Policy (POL-0001). According to Health Canada regulations, it is not permissible to import, advertise or sell electronic smoking products without the appropriate authorizations, and persons that violate these regulations are subject to repercussions from Health Canada, including but not limited to, seizure of the products.

Any of the Company’s Products that contain nicotine are currently prohibited from being imported, advertised or sold anywhere in Canada. However, as no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of E-cigarettes has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

To date, Health Canada has not imposed any restrictions on E-cigarettes that do not contain nicotine. E-cigarettes that do not make any health claim and do not contain nicotine may be legally be sold in Canada. Thus, vendors can openly sell E-cigarette devices with nicotine-free cartridges. E-cigarettes are subject to standard product regulations in Canada, including the Canada Consumer Product Safety Act and the Consumer Packaging and Labelling Act.

At present, neither the Tobacco Act (which regulates the manufacture, sale, labelling and promotion of tobacco products) nor the Tobacco Products Labelling Regulations (Cigarettes and Little Cigars) (which governs how cigarettes can be advertised and marketed) apply to E-cigarettes. The application of these federal laws to E-cigarettes would have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1A. Risk Factors

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Company’s Business

The Company’s auditors have issued an opinion expressing uncertainty regarding the Company’s ability to continue as a going concern.  If the Company is not able to continue operations, investors could lose their entire investment in the Company.

The Company has a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about the Company’s ability to continue as a going concern.  The Company’s auditors issued an opinion in their audit report dated April 7, 2014 expressing uncertainty about the Company’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business without additional financing and/or generating profits from its operations.  If the Company is unable to continue as a going concern and the Company fails, investors in the Company could lose their entire investment.

A lack of diversification will increase the risk of an investment in the Company. Results of operations and financial condition may deteriorate if the Company fails to diversify.

The Company’s new business focus is in the lifestyle products industry, specifically E-cigarette industry, as a designer, marketer and distributor to the consumer goods market. Larger companies have the ability to manage their risk by diversification. However, the Company lacks diversification, in terms of both the nature and geographic scope. As a result, the Company will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than if the Company were more diversified, enhancing the risk profile. If the Company cannot diversify or expand operations, our financial condition and results of operations could deteriorate.

The Company’s business is particularly dependent on the market for E-cigarettes and demand for lifestyle products.

A growth in the demand for E-cigarettes will be essential to the expansion of the Company’s business. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for lifestyle products. Decreases in consumer spending that may result from the current global economic downturn may weaken demand for the Company’s products.

The Company is dependent on its management to manage and operate the business.

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain the future development of the business. In part, the Company’s success is largely dependent on the continued service of the members of the management team, who are critical in establishing corporate strategies, focus and future growth. The Company’s success will depend on the ability to attract and retain a qualified and competent management team in order to manage operations. Therefore, the Company’s operations may be severely disrupted, and may incur additional expenses to recruit and retain new officers. In addition, if any of the Company’s executives join a competitor or forms a competing business, the Company may lose existing customers.

Management has no prior experience in the E-cigarette industry.

The Company’s management team has no prior experience in the E-cigarette and tobacco industries, which could impair the Company’s ability to comply with legal and regulatory requirements. There can be no assurance that the management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal and regulatory compliance imposed by such laws and regulations. Failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of the Company’s operations.

The market for E-cigarette products is relatively new and emerging. If the market develops more slowly or differently than the Company expects, the business, growth prospects and financial condition would be adversely affected.

The market for E-cigarettes and smokeless tobacco products is relatively new and many may not achieve or sustain high levels of demand and market acceptance. While traditional tobacco products are well established and revenue from traditional cigarette sales represent a substantial majority of total industry revenue, smokeless tobacco products and E-cigarettes only represent a small portion of the industry. The can be no assurance that E-cigarettes become widely adopted, or the market for smokeless products develop as the Company expects. If the market for E-cigarettes develops more slowly, or differently than expected, the business, growth prospects and financial condition would be adversely affected. In addition, if the Company fails to successfully market, brand and bring the products to market, the business could face material adverse effects.

The Company may experience intense competition in the industry.

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

Conventional tobacco sales have been declining, which could have a material adverse effect on the Company.

Conventional tobacco sales, in terms of volume, have been declining in the United States as a result of many regulatory restrictions, increased awareness in smoking cessation and a general decline in social acceptability of smoking. Although the E-cigarette industry is growing rapidly, it represents a small portion of the overall tobacco industry. A continual decline in tobacco sales could adversely affect the growth of the E-cigarette niche, which could have a material adverse effect on the business, results of operations and financial condition.

The Company competes with foreign importers who may not comply with government regulations.

The Company faces competition from foreign importers of E-cigarettes who may illegally ship their products into the United States for direct delivery to customers. These market participants may not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their products at a more competitive price, potentially allowing them to capture a larger market share. Moreover, should the Company be unable to sell certain products during any regulatory approval process, there can be no assurances that the Company will be able to recapture those customers lost to foreign domiciled competitors during any “blackout” periods, during which the Company may be unable to sell its products. This competitive disadvantage may have a material adverse effect on the business, results of operations and our financial condition.

The Company is substantially dependent on a third party. The Company’s sustained operations are materially dependent on foreign manufacturers.

The Company is substantially dependent on foreign manufacturers. The Company’s success depends on foreign manufacturers’ ability to deliver products to us on a timely basis to meet operational needs. Changes in business conditions, wars, governmental changes and other factors beyond the Company’s control which are not presently anticipated, could affect the ability of a manufacturer to meet the Company’s needs. Furthermore, if the Company experiences significant growth and demand for its products, there can be no assurance that the additional supply of products will be available in a timely manner. Loss of any one of our manufacturers, or the disruption in the supply of our products could have a material adverse effect on existing relationships with our customers and distribution networks.

Warranty claims, product liability claims and product recalls could harm the business, results of operations and financial condition.

The Company is inherently exposed to potential warranty and product liability claims, in the event that the Company’s products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite quality controls, proper testing and instruction for use of our products, either due to a defect during manufacturing or due to the individual’s improper use of the product. In addition, if any of the Company’s designed products are, or are alleged, to be defective, then the Company may be required to participate in a recall.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, the Company may experience product liability claims from the marketing and sale of E-cigarettes. Any product liability claim brought against the Company, with or without merit, could result in:

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;
●	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;
●	damage to our reputation and the reputation of our products, resulting in lower sales;
●	regulatory investigations that could require costly recalls or product modifications;
●	litigation costs; and
●	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on the business, results of operations and financial condition.

The Company does not own the patents and intellectual property rights on its products.

The Company does not own the patents and proprietary rights to its products. Competitors offering similar products that the Company designs could potentially result in a decrease in revenue, which would adversely affect the business, prospects, financial condition and operating results.

The Company may be required to obtain the approval of various government agencies to market products.

E-cigarettes are new to the marketplace and may be subject to regulation as a tobacco product and possibly as a drug and drug device if marketed using therapeutic claims. Most E-cigarettes are sold as a means of delivering nicotine to the body. Government authorities in the United States, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The Food and Drug Administration (“FDA”) is the regulatory agency which oversees tobacco products in the United States. At present it is unclear what, if any regulatory process is required to import, market, manufacture and or distribute E-cigarettes. To date, the FDA has not established a definitive policy regulating E-cigarettes.

In Canada, Health Canada has advised that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fall within the scope of the Food and Drugs Act. All of these products require market authorization prior to being imported, advertised or sold in Canada. Market authorization is granted by Health Canada following successful review of scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of the health product. To date, no electronic smoking product has been authorized for sale by Health Canada.

The Company’s products are subject to product safety regulations by federal, state, and local organizations. Accordingly, the Company may be required, or may voluntarily determine to, obtain approval of our products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from the Company’s technical staff, and, if redesign were necessary, could result in a delay in the introduction of our products in various markets or ultimately require the Company to exit from that market as there is little control of the manufacturing processes. There can be no assurance that the Company will obtain any or all of the approvals that may be required to market our products, or come to an agreement with a manufacturer to redesign the product if necessary.

The regulation of cigarettes by the Food and Drug Administration in the United States may materially adversely affect the Company.

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

In the absence of evidence provided by the sponsor establishing otherwise, an electronic smoking product delivering nicotine is regulated as a New Drug under Division 8, Part C of the Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licenses issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes. Products that are found to pose a risk to health and/or are in violation of the Food and Drugs Act and related Regulations may be subject to compliance and enforcement actions in accordance with the Health Products and Food Branch Inspectorate's Compliance and Enforcement Policy (POL-0001). According to Health Canada regulations, it is not permissible to import, advertise or sell electronic smoking products without the appropriate authorizations, and persons that violate these regulations are subject to repercussions from Health Canada, including but not limited to, seizure of the products.

Any of the Company’s products that contain nicotine are currently prohibited from being imported, advertised or sold anywhere in Canada. However, as no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of E-cigarettes has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

As of the date of this Report, it is unclear what, if any regulatory process (including any FDA approvals) is required to import, market, manufacture and or distribute E-cigarettes in the United States. In Canada, Health Canada approval must be obtained in the Canada and approval must be obtained from comparable agencies in other countries, prior to marketing certain of the Company’s products in those jurisdictions. Obtaining FDA, Health Canada and other regulatory approval for the Company’s products can take a number of years and involves the expenditure of substantial resources and no assurance can be given that the Company will obtain such approval. In addition, no assurance can be given that if such approval is secured, there will not be onerous limitations on such approval.

The Company may be subject to litigation in the ordinary course of business.

From time to time, the Company may be subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. There can be no assurance that the outcome of future litigation, if any, will not have a material adverse effect on the business, results of operations and financial condition.

The Company may become dependent on foreign sales to maintain operations.

If the FDA or other state or federal government agencies restrict or prohibit the sale E-cigarettes in the U.S., in part or in whole, the Company’s ability to maintain operations will become dependent on the ability to successfully commercialize products and brands in foreign jurisdictions where our product can be sold. The Company’s inability to establish distribution channels in foreign jurisdictions, specifically those that allow for the sale of E-cigarettes will deprive the Company of the operating revenue that may be required to fund any domestic regulatory approvals to maintain our business operations.

The Company’s products face intense media attention and public pressure.

E-cigarettes are new to the marketplace and since its introduction, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all E-cigarettes, pending regulatory reviews and a demonstration of safety. A partial or outright ban would have a material adverse effect on the business, results of operation and financial condition.

The Company may be exposed to foreign currency risk.

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases 100% of its inventory in USD from a foreign country. In the event that inventory will have to be purchased in a foreign currency, the Company may be exposed to foreign currency risk as the Company does not use derivative financial instruments to reduce exposure.

Risks Associated with the Company’s Common Shares

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

Of the currently issued and outstanding shares of common stock of the Company, approximately 16,193,571 shares (approximately 23.70% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of Company insiders. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Any sale of a large number of shares over a short period of time could significantly depress the market price of the common stock.

The majority of the Company’s authorized but unissued common stock remains unissued. The Board of Directors has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

The Company is subject to compliance with securities law, which exposes the Company to potential liabilities, including potential rescission rights.

The Company has offered and sold common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon the Company’s conduct and that of those persons contacting prospective investors and making the offering. The Company has not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, the Company has relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The Company does not intend to pay cash dividends in the foreseeable future.

On January 17, 2008, the Board of Directors declared a cash dividend to its common stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of common stock, which was distributed on February 15, 2008. The Company currently intends to retain all future earnings for use in the operation and expansion of the Company’s business. The Company does not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for the Company’s securities and there can be no assurance that any market will ever develop or that the Company’s common stock will be listed for trading. Therefore, investors may be unable to liquidate their investments in the Company’s common stock.

The Company’s securities have been trading on the over-the-counter market until it was moved to Pink Sheets in February 2011, under the symbol “GLLA” as the trading activity was not sufficient for continuing to trade over the counter. The Company is a fully reporting OTC Markets company and trades on the OTC QB under the symbol “GLLA.” There has not been any established trading market for the Company’s common stock and there is currently no market for the Company’s securities. Even if the Company is ultimately approved for trading on an exchange, there can be no assurance as the prices at which the Company’s common stock will trade if a trading market develops, of which there can be no assurance. Until an orderly market develops, (if ever) in the Company’s common stock, there can be no assurance that investors will be able to liquidate their investments.

The Company’s common stock is subject to the Penny Stock Regulations.

Once it commences trading, (if ever) the Company’s common stock could be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. The Company’s common stock currently has no “market price” and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

The Company’s common stock is illiquid and may in the future be subject to price volatility unrelated to the Company’s operations.

The Company’s common stock has no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including market perception of the Company’s ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in the Company’s common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on the Company’s common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock (if and when a market price is established) and could impair the Company’s ability to raise capital through the sale of the Company’s equity securities.

Other Risks

The Company’s ability to continue as a going concern is dependent on the ability to further implement its business plan, raise capital, and generate revenues.

The time required for the Company to become profitable from operations is highly uncertain, and the Company cannot assure that it will achieve or sustain operating profitability or generate sufficient cash flow to meet its planned capital expenditures. If required, the Company’s ability to obtain additional financing from other sources also depends on many factors beyond its control, including the state of the capital markets and the prospects for its business. The necessary additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of its common stock.

The Company cannot assure that it will generate sufficient cash flow from operations or obtain additional financing to meet its obligations. Should any of these events not occur, its financial condition will be adversely affected.

The Company’s new line of business has a limited operating history and, accordingly, investors will not have any basis on which to evaluate the Company’s ability to achieve its business objectives.

The Company is a development stage company with limited operating results to date. Since the Company does not have an established operating history or regular sales as of yet, investors will have no basis upon which to evaluate the Company’s ability to achieve its business objectives.

The absence of any significant operating history for the Company makes forecasting its revenue and expenses difficult, and the Company may be unable to adjust its spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for the Company, it is difficult to accurately forecast the Company’s future revenue. In addition, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on the Company’s operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on the Company’s ability to promote and sell its products. As a result, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. The Company may also be unable to expand its operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

The Company’s limited operating history does not afford investors a sufficient history on which to base an investment decision.

The Company is currently in the early stages of developing its business. There can be no assurance that at this time that the Company will operate profitably or will have adequate working capital to meet its obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition;
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

The Company cannot be certain that its business strategy will be successful or that the Company will successfully address these risks. In the event that the Company does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected and the Company may not have the resources to continue or expand its business operations.

Dependence on the Company’s management, without whose services, the Company’s business operations could cease.

At this time, the Company’s management is wholly responsible for the development and execution of the business plan. The Company’s management is under no contractual obligation to remain employed by the Company, although they have no present intent to leave. If the Company’s management should choose to leave the Company for any reason before the Company has hired additional personnel, the Company’s operations may fail. Even if the Company is able to find additional personnel, it is uncertain whether the Company could find qualified management who could develop the business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in the Company’s common stock or other securities could lose their entire investment.

Lack of additional working capital may cause curtailment of any expansion plans while the raising of capital through a sale of equity securities would dilute existing shareholders’ percentage of ownership.

The Company’s available capital resources may not be adequate to fund its working capital requirements. Any shortage of capital could affect the Company’s ability to fund its working capital requirements to sustain operations. If the Company requires additional capital, funds may not be available on acceptable terms, if at all. In addition, if the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, the Company could be placed in the position of having to cease all operations.

The Company does not presently have a traditional credit facility with a financial institution. This absence may adversely affect the Company’s operations.

The Company does not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact the Company’s operations. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate portions of its operations. Without such credit facilities, the Company could be forced to cease operations and investors in the Company’s common stock or other securities could lose their entire investment.

The Company’s success is substantially dependent on general economic conditions and business trends, particularly concerning the demand for lifestyle products. A downturn of which could adversely affect the Company’s operations.

The success of the Company’s operations depends to a significant extent upon a number of factors relating to personal and business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. The Company’s business is affected by the general condition and economic stability of its customers and their continued willingness to purchase the Company’s products in the future. An overall decline in the demand for lifestyle products could cause a reduction in the Company’s sales and the Company could face a situation where it is unable to achieve sales and thereby be forced to cease operations.

The Company will need to increase the size of its organization, and may experience difficulties in managing growth.

The Company currently has 6 employees. The Company expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. The Company’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The Company may not have adequate internal accounting controls. While the Company has certain internal procedures in its budgeting, forecasting and in the management and allocation of funds, the Company’s internal controls may not be adequate.

The Company is constantly striving to improve its internal accounting controls. While the Company believes that its internal controls are adequate for its current level of operations, the Company believes that it may need to employ additional accounting staff as the Company’s operations ramp up. The Company has appointed an outside independent director as Audit Chair, however there is no guarantee that actions undertaken by the Audit Committee will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, the Company does not have adequate internal accounting controls, the Company may not be able to appropriately budget, forecast and manage its funds. The Company may also be unable to prepare accurate accounts on a timely basis to meet its continuing financial reporting obligations and the Company may not be able to satisfy its obligations under U.S. securities laws.

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

The Company has no investments in real estate.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s securities have been trading on the over-the-counter market until it was moved to Pink Sheets in February 2011, under the symbol “GLLA” as the trading activity was not sufficient for continuing to trade over the counter. The Company is a fully reporting OTC Markets company and trades on the OTC QB under the symbol “GLLA.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the Common Stock has been sporadic and there have been long periods during which there were few, if any, transactions in the Common Stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s Common Stock.

2012	HIGH	LOW
First Quarter	$0.12	$0.0036
Second Quarter	$0.006	$0.005
Third Quarter	$0.0095	$0.006
Fourth Quarter	$0.05	$0.01

2013	HIGH	LOW
First Quarter	$0.13	$0.01
Second Quarter	$0.10	$0.04
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.24	$0.03

On December 31, 2013, the closing price of the Company’s Common Stock as reported on the OTC QB was $0.24 per share. On December 31, 2013, the Company had in excess of 418 beneficial stockholders of our Common Stock and 67,066,977 shares of our Common Stock were issued and outstanding.

DIVIDENDS

On January 17, 2008, the Board of Directors of the Company declared a cash dividend to its Common Stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of Common Stock, which was distributed on February 15, 2008. The Company has not determined when it shall make its next dividend payment.

RECENT SALES OF UNREGISTERED SECURITIES

During the three most recent fiscal years, we did not have an sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K, Form 10-Q or Form 10-K, except for the following:

On September 25, 2013, the Company issued and sold, on a private placement basis, 200,000 Common Shares for cash proceeds of $7,000. As part of this transaction, on November 19, 2013, the Company also issued and sold, on a private placement basis, 76,485 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $2,677.

On September 25, 2013, the Company issued 942,784 Common Shares at a price of $0.053 per Common Share, as settlement of $50,000 in consulting fees owing to an unrelated party.

On September 25, 2013, the Company issued 1,000,000 Common Shares at a price of $0.035 per Common Share as settlement of $35,000 of debt owing pursuant to related party loans. As part of this transaction, on November 19, 2013, the Company also issued 428,571 Common Shares at a price of $0.035 per Common Share, as settlement of $15,000 of debt owing pursuant to loans made to the Company by such related parties.

On September 25, 2013, the Company issued 973,960 Common Shares at a price of $0.035 per Common Share as settlement of $34,091 of debt owing pursuant to shareholder loans. As part of this transaction, on November 19, 2013, the Company also issued 417,411 Common Shares at a price of $0.035 per Common Share, as settlement of $14,609 of debt owing pursuant to shareholder loans.

On October 8, 2013, the Company issued and sold, on a private placement basis, 50,000 Common Shares at a price of $0.05 per Common Share for aggregate gross proceeds of $2,500.

On November 27, 2013, the Company issued 400,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $20,000 in consulting fees owing to unrelated parties.

On November 27, 2013, the Company issued 300,000 Common Shares at a price of $0.0583 per Common Share, as a settlement of $17,500 in consulting fees owing to unrelated parties.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 3, 2013, the Company issued $425,000 of Convertible Debentures. The Convertible Debentures were initially issued at a conversion price of $0.10 per Common Share and, on October 28, 2013, were reissued at a conversion price of $0.07 per Common Share. All the other terms and conditions of the re-issued Convertible Debentures remained the same. Neither the Convertible Debentures nor the Common Stock issuable upon conversion thereof have been registered under the Securities Act of 1933, as amended, or any state securities laws and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The aforementioned sales of Convertible Debentures were made to non-U.S. persons and were undertaken by our Company in reliance upon the exemption from securities registration under Regulation S of the Securities Act.

On December 23, 2013, the Company sold an additional $797,000 of Convertible Debentures, with a conversion price of $0.07 per share. Of such sales, $446,000 were sold to accredited investors under the exemptions from registration provided by Rule 506 of Regulation D and $351,000 of such Convertible Debentures were sold to non-U.S. persons pursuant to the exemption under Regulation S of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of Common Shares outstanding.

	Years ended December 31,
	2013	2012
Revenues	$76,977	$-

Net Loss	$(1,502,922)	$(1,063,803)

Earnings (Loss) Per Share	$(0.024)	$(0.037)

Total assets	$528,744	$15,677

Total liabilities	$1,753,394	$818,117

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the audited consolidated financial statements of Gilla Inc. for the year ended December 31, 2013. The financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the financial statements and related notes of Gilla Inc. contained elsewhere in this Annual Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

Overview

Gilla Inc. (“Gilla” the “Registrant” or the “Company”), 112 N. Curry Street, Carson City, Nevada, 87803 was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively.

Recent Developments

On November 21, 2012, Gilla closed the acquisition of Snoke Distribution Canada Ltd. (“Snoke Distribution”), a corporation existing under the laws of Ontario (the “Merger”). Pursuant to the Merger, the Registrant acquired all of the outstanding common shares of Snoke Distribution through the issuance of Common Shares of the Registrant to the shareholders of Snoke Distribution.

As a result of the Merger and pursuant to the resolutions, Snoke Distribution became a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its Common Stock to shareholders of Snoke Distribution at a rate of 1 share of the Registrant’s Common Stock for each Snoke Distribution common share. Immediately prior to the Merger, the Registrant had 29,477,766 shares of Common Stock outstanding.

Following the Merger, the Registrant had 59,244,433 shares of Common Stock outstanding after the share exchange and the issuance of 29,766,667 Common Shares to the shareholders of Snoke Distribution, which included a private placement of $141,000 into Snoke Distribution.

At closing of the Merger, the Registrant also closed a private placement of $135,000 at a price of $0.05 per Gilla Common Share with a half warrant entitling the holder to purchase one Common Share at an exercise price of $0.10 per Common Share for a period of six months following the Merger. The private placement resulted in the issuance of 2,700,000 Common Shares and 1,350,000 warrants of the Registrant’s Common Stock from treasury. Following the Merger and the private placement, the Registrant had 61,944,433 shares of Common Stock outstanding.

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

On April 13, 2013, Henry J. Kloepper was appointed as lead independent director of the board. Mr. Kloepper will also serve as chairman of the audit, compensation and governance committees.

Gilla Operations, LLC (“Gilla Operations”) was incorporated on May 2, 2013 under the laws of the State of Florida. Gilla Operations is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in the United States.

On August 21, 2013, the Company announced that its board of directors (the “Board of Directors”) had approved a non-brokered private placement offering (the “Convertible Debenture Offering”) of unsecured subordinated convertible debentures (“Convertible Debentures”) for aggregate gross proceeds of up to $2,000,000. The Convertible Debentures mature on January 31, 2016, bear interest at a rate of 12% per annum, payable quarterly in arrears, and are convertible at the option of the holder into Common Shares at a conversion price of $0.10 per Common Share at any time prior to the maturity date. The conversion price was subsequently amended $0.07 per Common Share. The proceeds of the Convertible Debenture Offering are expected to be used to repay debt and for the purchase of inventory and technology, product development, marketing, and working capital and general administrative purposes.

On September 3, 2013, the Company issued $425,000 of Convertible Debentures pursuant to the Convertible Debenture Offering for aggregate gross proceeds of $425,000. The Convertible Debentures were initially issued at a conversion price of $0.10 per Common Share and, on October 28, 2013, were reissued at a conversion price of $0.07 per Common Share. All the other terms and conditions of the re-issued Convertible Debentures remained the same.

On September 25, 2013, the Company issued and sold, on a private placement basis, 200,000 Common Shares for cash proceeds of $7,000. As part of this transaction, on November 19, 2013, the Company also issued and sold, on a private placement basis, 76,485 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $2,677.

On September 25, 2013, the Company issued 942,784 Common Shares at a price of $0.053 per Common Share, as settlement of $50,000 in consulting fees owing to an unrelated party.

On September 25, 2013, the Company issued 1,000,000 Common Shares at a price of $0.035 per Common Share as settlement of $35,000 of debt owing pursuant to related party loans. As part of this transaction, on November 19, 2013, the Company also issued 428,571 Common Shares at a price of $0.035 per Common Share, as settlement of $15,000 of debt owing pursuant to loans made to the Company by such related parties.

On September 25, 2013, the Company issued 973,960 Common Shares at a price of $0.035 per Common Share as settlement of $34,091 of debt owing pursuant to shareholder loans. As part of this transaction, on November 19, 2013, the Company also issued 417,411 Common Shares at a price of $0.035 per Common Share, as settlement of $14,609 of debt owing pursuant to shareholder loans.

On September 30, 2013, the Company issued a secured promissory note (the “Secured Note”) in connection with a loan to it by a related party in the principal amount of $200,000. The outstanding principal amount of the Secured Note, together with accrued and unpaid interest at a rate of 1.5% per month, was paid in full and the Secured Note was retired on December 23, 2013.

On October 8, 2013, the Company issued and sold, on a private placement basis, 50,000 Common Shares at a price of $0.05 per Common Share for aggregate gross proceeds of $2,500.

On November 15, 2013, Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated under the laws of the State of Florida, as a wholly-owned subsidiary of the Company. Charlie’s Club is expected to carry on the Company’s e-commerce sales initiative.

On November 27, 2013, the Company issued 400,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $20,000 in consulting fees owing to unrelated parties.

On November 27, 2013, the Company issued 300,000 Common Shares at a price of $0.058 per Common Share, as a settlement of $17,500 in consulting fees owing to unrelated parties.

Gilla Enterprises Inc. (“Gilla Enterprises”) was incorporated on December 20, 2013 under the laws of the Province of Ontario. Gilla Enterprises is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in Canada.

On December 23, 2013, the Company issued an additional $797,000 of Convertible Debentures pursuant to the Convertible Debenture Offering.

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), subtopic 915-10 Development Stage Entities (“ASC 915-10”). To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses of $2,605,961.

Subsequent Events

On January 8, 2014, the Company issued 200,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $10,000 in consulting fees owing to an unrelated party.

On January 8, 2014, the Company issued and sold, on a private placement basis, 500,000 Common Shares at a price of $0.035 per Common Share for aggregate gross proceeds of $17,500.

On February 11, 2014, the Company issued an additional $178,000 of Convertible Debentures pursuant to the Convertible Debenture Offering.

On February 13, 2014, the Company entered into a secured promissory note with an unrelated party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing an interest rate of 10% per annum.

On February 14, 2014, the Company repaid the outstanding principal amount of $225,000, together with the accrued and unpaid interest, and the convertible revolving credit note due to a related party was retired.

On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sales and distribution of E-cigarettes in Ireland, representing a geographical extension to the current business segment moving forward.

On March 28, 2014, the Company issued 280,433 Common Shares at a price of $0.1426 per Common Share, as a settlement of $40,000 in consulting fees owing to unrelated parties.

On March 28, 2014, the Company issued 270,597 Common Shares at a price of $0.1293 per Common Share, as a settlement of $35,000 in consulting fees owing to unrelated parties.

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

Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gilla Operations LLC, Charlie’s Club, Inc. and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA LLC. All inter-company accounts and transactions have been eliminated in preparing these consolidated financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain its books and records in Canadian dollars (CAD) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian subsidiaries from their functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2013	December 31, 2012

Period-end CAD: USD exchange rate	$0.9402	$1.0051
Average Period CAD: USD exchange rate	$0.9710	$1.0008

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at December 31, 2013 and 2012 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

Financial Instruments

Financial assets and financial liabilities are recognized in the statement of financial position when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loan from shareholder and loans payable. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and cash equivalents is reflected on the consolidated balance sheets at fair value and is classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, accounts payable and accrued liabilities, and loans payable are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2013 and December 31, 2012. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Property and Equipment

Property and Equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment, and are recognized in the statement of operations.

Depreciation is recognized in the statement of operations on a straight-line basis over the estimated useful lives of each part of an item of property and equipment, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset.

The estimated useful lives for the current and comparative periods are as follows:

● Furniture and equipment	3 years
● Computer hardware	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales have been minimal and any related provision for product returns was not deemed material for the years ended December 31, 2013 and 2012.

Inventory

Inventory consists of E-cigarettes and accessories as well as related packaging. Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market. The Company measures inventory write-downs as the difference between the cost of inventory and market. At the point of any inventory write-downs to market, the Company establishes a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

The Company reviews product sales and returns from the previous 12 months and future demand forecasts and writes off any excess or obsolete inventory. The Company also assesses inventory for obsolescence by testing the products to ensure they have been properly stored and maintained so that they will perform according to specifications. In addition, the Company assesses the market for competing products to determine that the existing inventory will be competitive in the marketplace.

If there were to be a sudden and significant decrease in future demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, the Company could be required to write down inventory and accordingly gross margin could be adversely affected.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Impairment of Long Lived Assets

Long-lived assets to be held and used by the Company are periodically reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized for the difference between the carrying value and the fair value.

Website Development Costs

Under the provisions of FASB-ASC Topic 350, the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs will be amortized over the estimated useful life of the website. The Company has not yet recorded amortization of the website development costs as the development has not yet been completed. Ongoing website post- implementation cost of operations, including training and application, will be expensed as incurred.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of property and equipment, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with FASB ASC 720. During the year ended December 31, 2013, the Company expensed $82,897 (2012: $8,898) as corporate promotions.

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, Compensation – Stock Compensation. Use of this method requires that the Company make assumptions regarding stock value, dividend yields, expected term of the warrants and risk free interest rates.

Stock Issued In Exchange For Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s previously reported results of operations and financial position.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the financial position of an entity. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In July 2012, FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This ASU makes technical corrections, clarifications, limited-scope improvements to various Topics throughout the Codification and conforming amendments related to fair value measurements. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company plans to adopt this standard as of January 1, 2014.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company plans to adopt this standard as of January 1, 2014.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its consolidated financial statements.

Results of Operations – Year ended December 31, 2013 compared to the year ended December 31, 2012.

Revenue

For the year ended December 31, 2013, the Company generated $76,977 in revenues. Such revenue, which was generated by the Company in the three month periods ended September 30, 2013 and December 31, 2013, represents the only revenue that the Company has generated from the sale of E-cigarettes and accessories. As of December 31, 2013, the Company only operated one business segment, namely designing, marketing and distributing white label E-cigarettes and accessories in North America. The Company’s cost of goods for the year ended December 31, 2013 was $61,621 which represents E-cigarette product and the related packaging. Gross profit for the year ended December 31, 2013 was $15,356 representing a 20% gross margin on sales. The Company had no revenues during the year ended December 31, 2012.

On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sales and distribution of E-cigarettes in Ireland, representing a geographical extension to the current business segment moving forward. The Company also targets 30-35% gross margins for new white label, wholesale and retail customers.

The Company also plans to launch an online sales platform in the upcoming fiscal year and targets margins in the range of 40-50% for this initiative.

Operating Expenses

For the year ended December 31, 2013, the Company incurred administrative expense of $707,811, consulting fees due to related parties of $644,695 and depreciation expense of $1,518. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. Total operating expenses for the year ended December 31, 2013 were $1,354,024. For the year ended December 31, 2012, the Company incurred administrative expense of $304,439, consulting fees due to related parties of $276,961 and depreciation expense of $677. Total operating expenses for the year ended December 31, 2012 were $582,077. The increase in administrative expense of $403,372 and increase of consulting fees due to related parties of $367,734 is attributable to the Company’s focus on generating sales of E-cigarettes and the result of consulting expenses increasing due to the hiring of officers and consultants.

For the period from November 29, 2011 (date of inception) to December 31, 2013, the Company incurred administrative expenses of $1,046,584, consulting fees due to related parties of $921,656 and depreciation expense of $2,195. Total operating expenses for this period is $1,970,435.

Loss from Operations

For the year ended December 31, 2013 the Company incurred a loss from operations of $1,338,668 as compared to $582,077 for the year ended December 31, 2012 due to the reasons discussed above. For the period from November 29, 2011 (date of inception) to December 31, 2013, the Company incurred a loss from operations of $1,955,079.

Other Expenses

For the year ended December 31, 2013, the Company incurred a foreign exchange loss of $5,013, loss on write off of loan receivable of $21,405 (see “Loss on write off of Loan Receivable”), amortization of debt discount loss of $9,514 and interest expense of $128,322 for total other expenses of $164,254.

For the year ended December 31, 2012, the Company incurred a foreign exchange loss of $1,747, loss on acquisition of $292,226 (see “Loss on Acquisition”), loss on write off of deposit of $162,371 (see “Loss on write off of Deposit”) and interest expense of $25,382 for total other expenses of $481,726.

The increase in interest expense of $102,940 is attributable to advances from related parties, loans from shareholders and other promissory notes and the issuance of convertible debentures provided to repay debt, advance the E-cigarette business which includes the purchase of inventory, capital expenditures in technology for the e-commerce platform, corporate marketing initiatives, working capital and general administrative purposes.

For the period from November 29, 2011 (date of inception) to December 31, 2013, the Company incurred a foreign exchange loss of $6,760, loss on write off of loan receivable of $21,405, loss on acquisition of $292,226, loss on write off of deposit of $162,371, amortization of debt discount loss of $9,514, and interest expense of $153,704 for total other expenses of $645,980.

Loss on write off on Loan Receivable

On March 13, 2013, the Company entered into a factoring agreement with a third party in which the Company advanced $19,867 in cash to the party to purchase a receivable owing to that party from a customer (the “Receivable”) at face value. The Receivable purchased was required to be paid by the applicable customer on or before the date that is 30 days after the date of issue of the Receivable. In addition to payment of the account, the Company was to receive an additional fee of 2% of the face amount of the Receivable. Default interest of 1/10th of 1% per day shall be calculated on the outstanding amount accruing from the due date until the amount is paid in full.  The Receivable is secured by a general security agreement covering all assets of the third party and a first security interest in respect of all receivables purchased by the Company under the factoring agreement.

Default interest in the amount of $1,538 was accrued on the Receivable. During the year ended December 31, 2013, the Company determined the Receivable to be uncollectable and as a result recorded a loss of $21,405.

Loss on Acquisition

During the year ended December 31, 2012, the Company recorded $292,226 as a loss on acquisition expense. The significant components of the transaction are as follows:

Assets acquired:	$4
Liabilities assumed:	(286,360)
Common stock retained:	(5,895)
Foreign exchange difference:	25
Net loss:	$(292,226)

Loss on write off of Deposit

On November 24, 2011, Snoke Distribution entered into an Exclusive Distribution Agreement with ecoreal GmbH & Co. KG, a European manufacturer of E-cigarettes. On April 18, 2012, the Snoke Distribution made a payment in the amount of $162,371 as a 50% deposit on inventory pursuant to the agreement.

On March 9, 2013, the Company received a notice that the Exclusive Distribution Agreement has been terminated by ecoreal GmbH & Co. KG. The Company was not in agreement with reason for termination, however, has subsequently accepted the termination as significant doubt exists regarding the ability of the European manufacturer to meet the terms of the agreement. Given the uncertainty surrounding the recovery of the deposit, the Company decided to write off the amount to reflect the related loss for the year ended December 31, 2012.

Net Loss and Comprehensive Loss

Net loss amounted to $1,502,922 for the year ended December 31, 2013 compared to $1,063,803 for the year ended December 31, 2012. For the period from November 29, 2011 (date of inception) to December 31, 2013, the Company incurred a loss from operations of $2,601,059. The increase in net loss is primarily attributable to an increase in consulting expenses resulting from the hiring of officers and other consultants as well as an increase in administrative expenses due to the Company’s focus on generating sales.

Comprehensive loss amounted to $1,455,087 for the year ended December 31, 2013 compared to $1,066,649 for the year ended December 31, 2012. For the period from November 29, 2011 (date of inception) to December 31, 2013, the Company incurred a loss from operations of $2,556,298. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars to United States Dollars.

Liquidity and Capital Resources

For the year ended December 31, 2013 compared to the year ended December 31, 2012

As at December 31, 2013, the Company had total assets of $528,744 (December 31, 2012: $15,677) consisting of cash of $355,860, funds held in trust of $20,000, accounts receivable of $100, inventory of $90,914, prepaid expenses and vendor deposits of $15,199, property and equipment of $3,882 and website development assets of $42,789. The increase in assets at December 31, 2013 from December 31, 2012, is primarily the result of cash from financing activities, inventory and capitalized website development costs incurred in the website application and infrastructure development stage.

The Company had total liabilities of $1,753,394 (December 31, 2012: $818,117) consisting of accounts payable of $125,163, accrued liabilities of $56,838, accrued interest due to related parties of $78,838, loans from shareholders of $20,615, amounts due to related parties of $767,426, note payable to related party of $225,000 and a long term liabilities consisting of convertible debentures of $434,514 and convertible debentures to be issued of $45,000. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties, the issuance of $1,222,000 of convertible debentures and an increase in accrued interest on loans and debentures.

At December 31, 2013, the Company had negative working capital of $791,807 and an accumulated deficit during development stage of $2,605,961.

As at December 31, 2012, the Company had total assets of $15,677 consisting of cash of $11,444, prepaid expenses and vendor deposits of $799 and property and equipment of $3,434. The Company had total liabilities of $818,117 consisting of accounts payable of $74,752, accrued liabilities of $29,478, accrued interest due to related parties of $1,479, loans from shareholders of $247,836, amounts due to related parties of $239,572 and a long term note payable to a related party of $225,000.

At December 31, 2012, the Company had negative working capital of $580,874 and an accumulated deficit during development stage of $1,103,039.

Net cash used in operating activities

For the year ended December 31, 2013, the Company used cash of $797,702 (December 31, 2012: $568,120) in operating activities to fund administrative and marketing. The increase is attributable to the increase in operations and changes in the operating assets and liabilities as discussed above.

For the period from November 29, 2011 (date of inception) to December 31, 2013, the Company used cash of $1,402,319 in operating activities to fund administrative and marketing activities of which, $162,371 relates to the write-off of the deposit on inventory (see “Loss on write off of Deposit” above) and $292,226 relates to loss on acquisition (see “Loss on Acquisition” above) and changes in operating assets and liabilities.

Net cash used in investing activities

For the year ended December 31, 2013, net cash used in investing activities was $64,666 (December 31, 2012: $4,113) of which, $19,867 was attributable to the factoring loan advance, $42,789 was attributable to website development and $2,010 was attributable to the purchase of equipment. For the year ended December 31, 2012, net cash used in investing was $4,113. This amount was attributable to the purchase of equipment.

For the period from November 29, 2011 (date of inception) to December 31, 2013, net cash used in investing activities by the Company was $68,779.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $1,193,046, compared to $585,642 for the year ended December 31, 2012. The increase was attributable to the proceeds from the sale of convertible debentures, proceeds from the sale of common stock, proceeds from the issuance of a note payable and advances from an officer and director of the Company.

Net cash provided by financing activities for the period from November 29, 2011 (date of inception) to December 31, 2013 was $1,816,294.

Satisfaction of Our Cash Obligations for the Next 12 Months

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The general business strategy of the Company is to design, market and distribute E-cigarettes and accessories. The continued operations of the Company depend upon its ability to generate sales for its products. Based on the Company’s current monthly expenses, management believes cash and cash equivalents on hand at December 31, 2013 will not be sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations over the next few quarters. As a result, the Company intends to continue raising additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

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

Inflation

The Company does not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

Material Commitments

a)	Operating Lease - Vehicle

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $3,995. The lease expires on May 31, 2014.  Minimum annual lease payments are as follows:

December 31, 2014	$3,995
$3,955

b)	Rental Lease - Premises

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

Minimum annual lease payments under this lease are as follows:

December 31, 2014	$13,886
$13,886

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Changes in registrant’s Certifying Accountant

Effective as of February 3, 2014, the Company dismissed RBSM LLP, the Company’s independent registered public accounting firm. The decision to change the Company’s accountants was approved by the Company’s Board of Directors.

RBSM LLP reported on the Company’s consolidated financial statements for the years ending December 31, 2012 and 2011. For these periods and up to February 3, 2014, there were no disagreements with RBSM LLP on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RBSM LLP, would have caused it to make reference thereto in its report on the financial statements for such years. During such years, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The reports of RBSM LLP on the financial statements of the Company for the fiscal years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that these reports reflected that there was doubt as to the Company's ability to continue as a going concern.

On February 3, 2014, the Company engaged Schwartz Levitsky Feldman LLP (“SLF LLP”) to serve as the Company’s new independent registered public accounting firm. SLF LLP previously served as the independent register public accounting firm of Snoke Distribution Canada Ltd. On November 21, 2012, the Company and Snoke Distribution merged, and Snoke Distribution became a wholly-owned subsidiary of the Company.  In connection with such merger, SLF LLP resigned as the independent registered public accounting firm of Snoke Distribution, effective as of December 11, 2012.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the year, we have initiated disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (principal executive officer) and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

With the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

LIMITATIONS ON EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal year ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Ernest “Ernie” Eves	67	Chairman of the Board of Directors
Henry J. Kloepper	64	Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees
J. Graham Simmonds	40	Director and Chief Executive Officer
Daniel Yuranyi	57	Director, President and Chief Operating Officer
Stanley D. Robinson	63	Director
Ashish Kapoor	36	Chief Financial Officer
Carrie J. Weiler	54	Corporate Secretary

The business experience of the persons listed above during the past five years are as follows:

Ernest “Ernie” Eves (Chairman of the Board of Directors)

Mr. Eves has served as Chairman of the Board of Directors since November 15, 2012. He is currently President and Chief Executive Officer of Natel Strategies International Inc., a private corporation, and a director of several public and private companies. Mr. Eves formerly served as Premier of the Province of Ontario and has also held the offices of Minister of Finance and Deputy Premier for the Province of Ontario, as well as other cabinet positions within the Government of Ontario. Mr. Eves is a graduate of Osgoode Hall Law School. He was called to the bar in 1972 and in 1983 was made a Queen’s Counsel.

We believe Mr. Eves is well-qualified to serve as Chairman of the Board of Directors due to his public service experience and his business contacts.

Henry J. Kloepper (Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees)

Mr. Kloepper has served as the Company’s Lead Independent Director since April 13, 2013 and is currently the Chairman of the Audit Committee. Mr. Kloepper is a leading financier and has been involved in investment banking and corporate finance for over 30 years. He brings a rounded knowledge of the capital markets, strategic growth, and investments. Mr. Kloepper is currently CEO of Houston Lake Mining Inc., Interim CEO of NWT Uranium Corp. and a Director of Avieya Communications. Mr. Kloepper was previously a Director and President of Mogul Energy International Inc. and has held executive positions with Award Capital, JP Morgan, Citibank, Bank of America, and North American Trust in the US, Canada, and Europe.

We believe Mr. Kloepper is well-qualified to serve as Lead Independent Director and Chairman of the Audit Committee due to his public company experience, financial markets knowledge and business contacts.

J. Graham Simmonds (Director and Chief Executive Officer)

Mr. Simmonds has served as a director and as Chief Executive Officer of the Company since November 15, 2012. Mr. Simmonds has over 15 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horseracing service in North America and is a former Director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. He is the founder, President and CEO of Baymount Incorporated, an innovative wagering products and horseracing properties developer; Chairman of InterAmerican Gaming Inc., a company developing social platforms for the health and fitness industry; and Chairman of DealNet Capital Corp., a merchant banking company focused on Business Process Outsourcing (BPO) and Consumer Financing.

We believe Mr. Simmonds is well-qualified to serve as a member of the Board of Directors due to his public company experience, operational experience and business contacts.

Daniel Yuranyi (Director, President and Chief Operating Officer)

Mr. Yuranyi has served as director and as President and Chief Operating Officer of the Company since November 15, 2012. Prior to that, he was President of DY Consulting, a consulting firm. Mr. Yuranyi has over 30 years of experience in the transportation, logistics, and distribution businesses having successfully built and operated his own companies on a number of occasions. Mr. Yuranyi has held senior positions with Loomis and Gelco Express which was later sold to Air Canada. After helping build a division of Gelco Express from $1 million to more than $12 million in annualized sales, Mr. Yuranyi left to start a new business of his own called United Messengers which quickly grew to become the largest same-day messenger service in Canada. Most recently, Mr. Yuranyi has invested in building distribution relationships with European brands in the energy drink and bottled water businesses.

We believe Mr. Yuranyi is well-qualified to serve as a member of the Board of Directors due to his experience in the distribution field and business contacts.

Stanley D. Robinson (Director)

Mr. Robinson has served as a director of the Company since October 29, 2008. In addition, Mr. Robinson is currently a Geologist/Exploration Manager with Kilo Goldmines Ltd., a position he has held since January 2007. He is an exploration geologist with over 30 years of experience in Africa (Angola, Democratic Republic of Congo, Ghana, Tanzania, Burkina Faso), Canada and South America. Mr. Robinson’s principal technical expertise is in the management of gold and base metal exploration projects, from grassroots to feasibility stage, geological interpretations with an emphasis on structure and alteration, and in the identification of projects with economic potential. He has extensive experience in managing exploration projects in remote locations and in climatic environments that range from permafrost to tropical and semi-desert.

We believe Mr. Robinson is well-qualified to serve as a member of the Board of Directors due to his public company experience and business contacts.

Ashish Kapoor (Chief Financial Officer)

Mr. Kapoor has served as the Company’s Chief Financial Officer since November 15, 2012. After obtaining his Chartered Accountant designation at Ernst & Young, Mr. Kapoor has gained over 10 years of experience in investment banking, advising client across various industries. Mr. Kapoor has experience in corporate finance, investment banking and private equity with global institutions in Toronto and New York. Most recently, as a Senior Vice President at Macquarie Capital Markets Canada Ltd., Mr. Kapoor was responsible for the Canadian telecom, media, entertainment and technology investment banking and principal investing group. During his 10 years at Macquarie, Mr. Kapoor completed in excess of $3B in successful principal investments and advised on a further $4B of mergers and acquisitions for third party clients. Mr. Kapoor has gained extensive experience in identifying, structuring and executing on investment opportunities, to aid in the development of his clients’ respective business plans. Prior to Macquarie, Mr. Kapoor obtained his Chartered Accountant designation as part of the Ernst & Young’s Toronto practice and was awarded the Gold Medal for first place in Ontario, and the Bronze Medal for third place in Canada on the 2000 Chartered Accountancy Uniform Final Examination. Mr. Kapoor is also a CFA Charter holder and holds a Masters of Accounting and a Bachelor of Arts degree from University of Waterloo.

Carrie J. Weiler (Corporate Secretary)

Mrs. Weiler has served as the Company’s Corporate Secretary since November 15, 2012. Mrs. Weiler has over 25 years of experience in public company management. She provides corporate secretarial services and administration to several publically listed companies in the United States and Canada. Mrs. Weiler is a member of the Canadian Society of Corporate Secretaries.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2013 all such filing requirements applicable to our Company were complied with on a timely basis, except for the following filings:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Daniel Yuranyi	2	2	2
J. Graham Simmond	4	4	4
Ashish Kapoor	3	3	3
Ernest “Ernie” Eves	2	2	2
Henry J. Kloepper	2	2	2
Carrie J. Weiler	2	2	2

CODE OF ETHICS

The Company has adopted a corporate Code of Ethics that is applicable to our officers, directors and employees. The Code of Ethics requires that our officers, directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, act in the Company’s best interest, provide full, fair, accurate, timely and understandable disclosure in public reports, ensure prompt internal reporting of code violations, and provide accountability for adherence to the code. The Code of Ethics is filed as Exhibit 99.2 in this Form 10-K and incorporated herein by reference.

To the knowledge of the Company, there have been no reported violations of the Code of Ethics. In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, the Company intends to describe on its Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

NOMINATIONS OF DIRECTORS

The Board of Directors does not have a separate Nominating Committee, and such functions are addressed by the entire Board. There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

AUDIT COMMITTEE

The Audit Committee's role is to act on behalf of the Board of Directors and oversee all material aspects of the Company's reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the Audit Committee.

The role also includes coordination with other Board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

The Audit Committee is composed of Henry J. Kloepper, Ernest “Ernie” Eves and Stanley D. Robinson.  Henry J. Kloepper serves as the Chairman of the Audit Committee and lead independent financial expert as defined under the Exchange Act and the rules and regulations promulgated thereunder. The Audit Committee adopted a charter on January 15, 2014 which is filed as Exhibit 99.1 in this Form 10-K and incorporated herein by reference.

COMPENSATION COMMITTEE

The Board of Directors does not have a separate Compensation Committee, and such functions are addressed by the entire Board. Although there is no formal committee in place, Henry J. Kloepper serves as the Chairman of the Compensation Committee.

GOVERNANCE COMMITTEE

The Board of Directors does not have a separate Governance Committee, and such functions are addressed by the entire Board. Although there is no formal committee in place, Henry J. Kloepper serves as the Chairman of the Governance Committee.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Ernest “Ernie” Eves the Company’s Chairman of the Board of Directors, Henry J. Kloepper the Company’s Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees, J. Graham Simmonds the Company’s Chief Executive Officer and Director, Daniel Yuranyi the Company’s President, Chief Operating Officer and Director, Stanley D. Robinson the Company’s Director, Ashish Kapoor the Company’s Chief Financial Officer, Carrie J. Weiler the Company’s Corporate Secretary, for all services rendered in all capacities to the Company for the year ended December 31, 2013 and 2012. The table also sets forth information concerning the annual and long-term compensation awarded to, eared by, payable/paid to Georges Benarroch the Company’s former President/Director, Linda Kent the Company’s former Corporate Secretary Treasurer, Daniel Barrette the Company’s former Chief Operating Officer, for all services rendered in all capacities to the Company for the years ended December 31, 2013 and 2012.

Name/Title	Year	Salary $(1)	Bonus $(1)	Other Annual Compensation $(1)	Restricted Option Stocks/ Payouts Awarded #

Ernest “Ernie” Eves(2)	2013	-	-	-	-
Chairman of the Board of Directors	2012	-	-	-	-

Henry J. Kloepper(2)	2013	-	-	-	-
Lead Independent Director and Chairman	2012	-	-	-	-
of the Audit, Compensation and
Governance Committees

J. Graham Simmonds(2) (3)	2013	$120,000	-	-	-
Director and Chief Executive Officer	2012	$80,000	-	-	-

Daniel Yuranyi(2)	2013	$120,000	-	-	-
Director, President and Chief Operating Officer	2012	$80,000	-	-	-

Stanley D. Robinson(2)	2013	-	-	-	-
Director	2012	-	-	-	-

Ashish Kapoor(2) (3)	2013	$120,000	-	-	-
Chief Financial Officer	2012	$40,000	-	-	-

Carrie J. Weiler(2)	2013	$30,000	-	-	-
Corporate Secretary	2012	$12,500	-	-	-

Georges Benarroch(4)	2013	-	-	-	-
Prior Director, CEO and President	2012	-	-	-	-

Daniel Barrette(4)	2013	-	-	-	-
Prior Director and COO	2012	-	-	-	-

Linda Kent(4)	2013	-	-	-	-
Prior Director, Corporate Secretary and Treasurer	2012	-	-	-	-

(1)
All figures in the table above are denominated in Canadian Dollars. The Company’s Canadian subsidiary maintains its books and records in Canadian Dollars. The Company’s financial statements are converted to U.S. Dollars (the reporting currency) for consolidation purposes. For the year ended December 31, 2013, the exchange rate used to translate amounts in Canadian Dollars to U.S. Dollars was $0.9710 (December 31, 2012: $1.0008).

(2)
As of the date of this Report, other than the SimKap Agreement (as defined below), the Company has not entered into employment agreements with any of the Company’s officers and directors. However, the Company and each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor has agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Carrie J. Weiler have agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

(3)
Commencing on April 1, 2013, compensation with respect to the services of Mr. Simmonds and Mr. Kapoor in their respective roles with the Company were paid by the Company to SimKap in accordance with the terms of the SimKap Agreement in lieu of payments to Mr. Simmonds and Mr. Kapoor.

(4)
In conjunction with the Merger, Georges Bennarroch (former President and Director), Daniel Barrette (former Chief Operating Officer and Director) and Linda Kent (former Corporate Secretary and Director) each tendered their resignations as Directors and Officers of Gilla, effective as of November 15, 2012.

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2013 and 2012.

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

EMPLOYMENT CONTRACTS

As of the date of this Report, other than the SimKap Agreement (as defined below), the Company has not entered into employment agreements with any of the Company’s officers and directors. However, the Company and each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor has agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Carrie J. Weiler have agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

The services of Mr. Simmonds, as the Company’s Chief Executive Officer, and Mr. Kapoor, as the Company’s Chief Financial Officer, are provided to the Company in accordance with the terms of a consulting agreement (the “SimKap Agreement”) effective as of April 1, 2013, between the Company and SimKap Advisory Corp. (“SimKap”), a company controlled by Mr. Simmonds and Mr. Kapoor. Under the SimKap Agreement, the Company agreed to pay SimKap fees with respect to various professional services to be provided to it under the Agreement, including monthly fees in respect of the management services of Mr. Simmonds and Mr. Kapoor in the amount of $10,000 Canadian Dollars per executive. The SimKap Agreement may be terminated by either party by notice in writing to the other party given not less than 90 days prior to the effective date of termination. In addition, under the terms of the SimKap Agreement, SimKap agreed not to compete with the Company for a period of 12 months from the date of termination of the Agreement.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of our Common Stock, as of April 7, 2014, by:
● all of our directors and executive officers, individually,
● all of our directors and executive officers, as a group, and
● all persons who beneficially owned more than 5% of our outstanding Common Stock.

The following persons (including any group as defined in Regulation S-K, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuers voting securities.

To our knowledge, none of the shares listed below are held under a voting trust or similar agreement.  To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name of Beneficial Owner	Number of Common Shares		Percentage Owned
Daniel Yuranyi	7,500,000		10.98%
J. Graham Simmonds	4,033,571	(5)	5.90%
Ashish Kapoor	3,300,000	(6)	4.83%
Ernest “Ernie” Eves	1,000,000		1.46%
Carrie J. Weiler	200,000		0.29%
Henry J. Kloepper	100,000	(7)	0.15%
Stanley D. Robinson	60,000		0.09%
Directors and Executive Officers as a group	16,193,571		23.70%

(1)	This table is based upon 68,318,007 Common Shares issued and outstanding as of April 7, 2014.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the Common Shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)
To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person.

(4)	The mailing address of each of the individuals and entities listed above is c/o Gilla Inc., 112 North Curry Street, Carson City, Nevada 89703.
(5)	Includes 3,508,571 Common Shares owned by GraySim Family Trust and 450,000 Common Shares owned by The Woodham Group Inc.
(6)	Includes 3,000,000 Common Shares owned by 2364201 Ontario Corp.
(7)	Includes 100,000 Common Shares owned by Nancy Kloepper.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 9 and 14 of the audited consolidated financial statements of the Company for the years ended December 31, 2013 and 2012, and repeated below.

Note Payable, Related Party (Note 9)

a)
On November 15, 2012, the Company entered into a Convertible Revolving Credit Note (the “Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest rate at a rate of 6% per annum. Interest is accrued and added to the principal amount of the Note at the maturity date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest is convertible in to common stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the common stock of the Company for the 15 trading days prior to the notice of conversion.

At December 31, 2013, the accrued interest on the above note was $15,377 (2012: $1,479).

On February 14, 2014, the Company repaid all amounts due on this Note (see note 19).

b)
On September 30, 2013, the Company entered into a Secured Promissory Note (the “Secured Note”) with a related party for $200,000 due on or before January 1, 2015, bearing interest at a rate of 1.5% per month. Interest is accrued and added to the principal amount of the Secured Note at the maturity date. The related party will also be paid an establishment fee of 2.0%. The Secured Note is secured by a general security agreement.

During the year ended December 31, 2013 the Company accrued $9,000 in interest on the Secured Note and paid $3,000 of the accrued interest resulting in accrued interest payable of $6,000 on the Secured Note at December 31, 2013.

On December 23, 2013, the Company issued a $200,000 Unsecured Subordinated Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Secured Note (see note 10). Upon settlement of the Secured Note the establishment fee of 2.0% was waived by the related party.

Related Party Transactions (Note 14)

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties.

a)
The Company’s current and former officers and shareholders have advanced funds on an unsecured, non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances.

Advances from related parties during the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Advances by Officers of the Company, two of which are also Directors	$226,430	$126,317
Advances by a corporation owned by two Officers, one of which is also a Director	255,215	-
Advances by persons related to an Officer and Director of the Company	55,907	18,231
Advances by an Officer and Director of the Company, bears interest at 1.5% per month	214,265	95,024
Advances by a corporation related by virtue of common Officers and Directors	15,609	-
	$767,426	$239,572

During the year ended December 31, 2013, the Company settled $50,000 of consulting fees owing to an officer of the Company with the issuance of a $50,000 Unsecured Subordinated Convertible Debenture (see note 10).

During the year ended December 31, 2013, the Company settled $100,000 of loans owing to an Officer and Director of the Company with the issuance of a $100,000 Unsecured Subordinate Convertible Debenture (see note 10).

During the year ended December 31, 2013, the Company issued 1,428,571 common shares at a fair value of $0.043 per share as settlement of a $50,000 loan owing to an Officer and Director of the Company (see note 11).

b)	Interest accrued to related parties during the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012

Interest accrued on advances by an Officer and Director of the Company	$57,461	$-
Interest accrued on related party Secured Note (note 9)	6,000	-
Interest accrued on related party convertible revolving credit note (note 9)	15,377	1,479
	$78,838	$1,479

c)	Transactions with related parties during the year ended December 31, 2013 and 2012 were as follows:

During the year ended December 31, 2013, the Company expensed $16,121 in rent expense payable to a Corporation related by virtue of common officers and directors.  The Company also expensed $161,512 in travel and entertainment expenses incurred by officers and directors of the Company.

During the years ended December 31, 2013 and 2012, the Company expensed consulting fees payable to related parties as follows:

	December 31, 2013	December 31, 2012

Directors	$164,591	$180,800
Officers	32,918	54,125
Corporation owned by two Officers, one of which is also a Director	363,215	-
Persons related to an Officer and Director	83,971	42,036
	$644,695	$276,961

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

Director Independence

As of the date of this Report, Ernest “Ernie” Eves, Henry J. Kloepper and Stanley D. Robinson are the only members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A(m)(3) of the Exchange Act. During the fiscal year ended December 31, 2013, Henry J. Kloepper was appointed to the Board of Directors and deemed to be an independent member of the Board.

The Company’s Board of Directors currently has an Audit Committee composed of Henry J. Kloepper (Chairman of the Audit Committee and lead financial expert), Ernest “Ernie” Eves (Audit Committee Member) and Stanley D. Robinson (Audit Committee Member). The Board of Directors does not have a separate Nominating Committee, Compensation Committee or Governance Committee, and such functions are addressed by the entire Board. Although the Board of Directors does not have a separate Compensation Committee or Governance Committee, Henry J. Kloepper serves as the Chairman of the Compensation and Governance Committees.

Board members J. Graham Simmons and Daniel Yuranyi are officers of the Company and are not deemed independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 3, 2014, the Company’s Board of Directors engaged Schwartz Levitsky Feldman LLP (“SLF LLP”) to serve as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2013.

(1) Audit Fees

Schwartz Levitsky Feldman LLP, the Company’s independent registered public accounting firm, billed an aggregate of $30,000 for audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2013 and included in the Company’s Annual Report on Form 10-K.

RBSM LLP, who previously served as the independent registered public accounting firm billed an aggregate of $7,500 for audit of the Company’s quarterly reviews for the fiscal year ended December 31, 2013 and included in the Company’s Annual Report on Form 10-K.

 (2) Audit Related Fees

No other professional services were rendered by SLF LLP for audit related services rendered during the fiscal year ended December 31, 2013, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

No professional services were rendered by SLF LLP for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2013.

(4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES

Financial Statements

Audited Consolidated Financial Statements of Gilla Inc. for the Years Ended December 31, 2013 and 2012.

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation.		10-SB	3.1	11/15/1999

3.2	Articles of Amendment to the Articles of Incorporation.		8-K	3.2	5/14/2003

3.3	Bylaws.		10-SB	3.2	11/15/1999

10.1	Share Purchase Agreement, by and among the Company and Credifinance Capital Corp., dated as June 22, 2012.		8-K		11/28/2012

10.2	Letter of Intent, by and among the Company and Snoke Distribution Canada Ltd., dated as June 25, 2012.		8-K		11/28/2012

10.5	Loan Agreement, by and among the Company and Credifinance Capital Corp., dated as of April 15, 2011.		8-K		11/28/2012

10.6	Loan Termination Agreement, by and among the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.7	New Loan Agreement, by and among the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.8	6% Convertible Revolving Credit Note, by and among the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.9	Gilla Inc. Private Placement Subscription Agreement, dated as of November 15, 2012.		8-K		11/28/2012

10.10	Exclusive Distribution Agreement, by and among Snoke Distibution Canada Ltd. and Ecoreal GmbH & Co. KG, dated as of November 24, 2011.		8-K		11/28/2012

10.11	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.12	General Security Agreement, by and between the Company and Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

21.1	List of Subsidiaries.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

99.1	Audit Committee Charter.	X

99.2	Code of Ethics.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 8, 2014 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ J. Graham Simmonds
J. Graham Simmonds
Chief Executive Officer

By:	/s/ Ashish Kapoor
Ashish Kapoor
Chief Financial Officer and Principal Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Ernest "Ernie" Eves	Chairman	April 8, 2014
Ernest "Ernie" Eves

/s/ Henry J. Kloepper	Director	April 8, 2014
Henry J. Kloepper

/s/ J. Graham Simmonds	CEO/Director	April 8, 2014
J. Graham Simmonds

/s/ Daniel Yuranyi	President/COO/Director	April 8, 2014
Daniel Yuranyi

/s/ Stanley D. Robinson	Director	April 8, 2014
Stanley D. Robinson

GILLA INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets as at December 31, 2013 and 2012	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 and the period from November 29, 2011(Date of Inception) to December 31, 2013	F-5

Consolidated Statement of Changes in Shareholders’ Deficiency for the years ended December 31, 2013 and 2012 and the period from November 29, 2011 (Date of Inception) to December 31, 2013	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from November 29, 2011 (Date of Inception) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8 to F-21

Auditor Report-RBSM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gilla, Inc.
Toronto, Canada

We have audited the accompanying consolidated balance sheet of Gilla, Inc. and Subsidiaries (the “Company”), a development stage company, as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012 and for the period from November 29, 2011 (date of inception) through December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilla, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the period from November 29, 2011 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/RBSM LLP

New York, New York
March 28, 2013

Auditors Report-SLF

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO · MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gilla Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Gilla Inc. (the “Company”) as at December 31, 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' deficiency for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of the Company from November 29, 2011 (date of inception) to December 31, 2012, were audited by other auditors, whose report, dated March 28, 2013, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 3 to the consolidated financial statements, the Company has limited revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. Those factors raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada April 7, 2014	Chartered Accountants Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434 Toronto, Ontario M4P 1E4 Tel: 416 785 5353 Fax: 416 785 5663

Gilla Inc.
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2013 and 2012
(Amounts expressed in US Dollars)

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$355,860	$11,444
Funds held in trust (note 10)	20,000	-
Accounts receivable	100	-
Inventory (note 6)	90,914	-
Prepaid expenses and vendor deposits	15,199	799
Total current assets	482,073	12,243

Property and equipment (note 7)	3,882	3,434
Website development	42,789	-
Total long term assets	46,671	3,434

Total assets	$528,744	$15,677

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$125,163	$74,752
Accrued liabilities	56,838	29,478
Accrued interest- related party (note 14)	78,838	1,479
Loans from shareholders (note 8)	20,615	247,836
Due to related parties (note 14)	767,426	239,572
Note payable, related party (note 9)	225,000	-
Total current liabilities	1,273,880	593,117

Long term liabilities
Note payable, related party (note 9)	-	225,000
Convertible debentures to be issued (note 10)	45,000	-
Convertible debentures (note 10)	434,514	-
Total long term liabilities	479,514	225,000

Total liabilities	1,753,394	818,117

Going concern (note 3)
Commitments and contingencies (note 16)
Related party transactions (note 14)
Subsequent events (note 19)

SHAREHOLDERS’ DEFICIENCY
Common stock (note 11)
$0.0002 par value, 300,000,000 shares authorized; 67,066,977 and 62,277,766 shares issued and outstanding as of December 31, 2013 and 2012, respectively	13,413	12,455
Additional paid-in capital	1,285,637	291,218
Shares to be issued (note 13)	37,500	-
Deficit accumulated during the development stage	(2,605,961)	(1,103,039)
Accumulated other comprehensive income (loss)	44,761	(3,074)
Total shareholders’ deficiency	(1,224,650)	(802,440)

Total liabilities and shareholders’ deficiency	$528,744	$15,677

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2013 and 2012 and for the Period from
November 29, 2011 (Date of Inception) to December 31, 2013
(Amounts expressed In US Dollars)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from November 29, 2011 (Date of Inception) to December 31, 2013

Revenue	$76,977	$-	$76,977
Cost of goods	61,621	-	61,621
Gross profit	15,356	-	15,356

Operating expenses
Administrative	707,811	304,439	1,046,584
Consulting fees-related party	644,695	276,961	921,656
Depreciation	1,518	677	2,195
Total operating expenses	1,354,024	582,077	1,970,435

Loss from operations	(1,338,668)	(582,077)	(1,955,079)

Other expenses:
Foreign exchange	(5,013)	(1,747)	(6,760)
Loss on loan receivable written off (note 5)	(21,405)	-	(21,405)
Loss on acquisition	-	(292,226)	(292,226)
Loss on deposit written off	-	(162,371)	(162,371)
Amortization of debt discount	(9,514)	-	(9,514)
Interest expense, net	(128,322)	(25,382)	(153,704)

Total other expenses	(164,254)	(481,726)	(645,980)

Net loss before income taxes	(1,502,922)	(1,063,803)	(2,601,059)
Income taxes	-	-	-
Net loss	$(1,502,922)	$(1,063,803)	$(2,601,059)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.024)	$(0.037)

Weighted average number of shares outstanding (basic and diluted)	63,319,808	28,878,598

Comprehensive loss:
Net loss	$(1,502,922)	$(1,063,803)	$(2,601,059)

Foreign exchange translation adjustment	47,835	(2,846)	44,761

Comprehensive loss	$(1,455,087)	$(1,066,649)	$(2,556,298)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder’s Deficiency
For the period from November 29, 2011 (Date of Inception) to December 31, 2013
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares to be	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Capital	Issued	Stage	Income (Loss)	Total
Balance, November 29, 2011 (Date of inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for seed capital, November 2011 at $0.0002 per share	25,000,000	5,000	-	-	(4,902)	-	98

Foreign currency translation loss	-	-	-	-	-	(228)	(228)

Net loss	-	-	-	-	(34,334)	-	(34,334)

Balance, December 31, 2011	25,000,000	5,000	-	-	(39,236)	(228)	(34,464)

Common shares issued for cash at $0.025 per share, November 2012	400,000	80	9,920	-	-	-	10,000

Common shares issued for cash at $0.03 per share, November 2012	4,366,667	873	130,127	-	-	-	131,000

Effect of reverse acquisition, November 21, 2012	29,477,766	5,895	-	-	-	-	5,895

Common shares issued for settlement of loans at $0.05 per share, November 2012	800,000	160	39,840	-	-	-	40,000

Issuance of shares and warrants at $0.05 per share as the result of a private placement, November 2012	1,900,000	380	94,731	-	-	-	95,111

Issuance of shares and warrants at $0.05 per share as the result of a private placement, December 2012	333,333	67	16,600	-	-	-	16,667

Foreign currency translation loss	-	-	-	-	-	(2,846)	(2,846)

Net loss	-	-	-	-	(1,063,803)	-	(1,063,803)

Balance, December 31, 2012	62,277,766	$12,455	$291,218	$-	$(1,103,039)	$(3,074)	$(802,440)

Common shares issued for cash at $0.035 per share, 200,000 shares were issued on September 25, 2013, 76,485 shares were issued on November 19, 2013	276,485	$55	$9,622	$-	$-	$-	$9,677

Common shares issued for consultant fees at $0.053 on September 25, 2013	942,784	189	49,811	-	-	-	50,000

Common shares issued on settlement of related party loan at fair value, 1,000,000 shares were issued on September 25, 2013, 428,571 shares were issued on November 19, 2013	1,428,571	286	61,143	-	-	-	61,429

Loss on common shares issued on settlement of related party loan	-	-	(11,429)	-	-	-	(11,429)

Common shares issued on settlement of shareholder loan at fair value, 973,960 shares were issued on September 25, 2013, 417,411 shares were issued on November 19, 2013	1,391,371	278	59,551	-	-	-	59,829

Loss on common shares issued on settlement of shareholder loan	-	-	(11,129)	-	-	-	(11,129)

Common shares issued for cash at $0.05 per share on October 8, 2013	50,000	10	2,490	-	-	-	2,500

Common shares issued for consultant fees at $0.05 on November 27, 2013	400,000	80	19,920	-	-	-	20,000

Common shares issued for consultant fees at $0.0583 on November 27, 2013	300,000	60	17,440	-	-	-	17,500

Common share subscription for settlement of consulting fees at $0.05	-	-	-	10,000	-	-	10,000

Common share subscription for settlement of consulting fees at $0.142	-	-	-	10,000	-	-	10,000

Common shares subscribed for cash at $0.035	-	-	-	17,500	-	-	17,500

Embedded conversion feature of debenture	-	-	797,000				797,000

Foreign currency translation gain	-	-	-	-	-	47,835	47,835

Net loss	-	-	-	-	(1,502,922)	-	(1,502,922)

Balance, December 31, 2013	67,066,977	13,413	1,285,637	37,500	(2,605,961)	44,761	(1,224,650)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts Expressed in US Dollars)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from November 29, 2011 (Date of Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,502,922)	$(1,063,803)	$(2,601,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,518	677	2,195
Loss on loan receivable written-off	21,405	-	21,405
Amortization of debt discount	9,514	-	9,514
Loss on acquisition	-	292,226	292,226
Loss on deposit written-off	-	162,371	162,371
Shares issued for services	107,500	-	107,500
Changes in operating assets and liabilities
Accounts receivable	(100)	-	(100)
Funds held in trust	(20,000)		(20,000)
Prepaid expenses and vendor deposits	(14,530)	1,364	(15,329)
Inventory deposit	-	(162,371)	(162,371)
Inventory	(90,914)	-	(90,914)
Accounts payable	54,901	71,465	126,366
Accrued liabilities	48,056	28,453	76,509
Related party payables	510,352	101,498	611,850
Accrued interest-related party	77,518	-	77,518
Net cash used in operating activities	(797,702)	(568,120)	(1,402,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	(19,867)	-	(19,867)
Development of website	(42,789)	-	(42,789)
Acquisition of property and equipment	(2,010)	(4,113)	(6,123)
Net cash used in investing activities	(64,666)	(4,113)	(68,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan received (paid)	(43,697)	5,000	(1,091)
Net proceeds from loans payable	-	282,840	282,840
Net proceeds from related parties	241,066	95,024	336,090
Proceeds from promissory note	200,000	-	200,000
Repayment of debt	-	(50,000)	(50,000)
Proceeds from sale of convertible debentures	766,000	-	766,000
Proceeds from share subscriptions	17,500	-	17,500
Proceeds from sale of common stock	12,177	252,778	264,955
Net cash provided by financing activities	1,193,046	585,642	1,816,294
Effect of exchange rate changes on cash	13,738	(2,846)	10,664

Net increase in cash	$344,416	$10,563	$355,860

Cash at beginning of year	11,444	881	-

Cash at end of year	$355,860	$11,444	$355,860

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$24,415	$-	$24,415
Cash paid for income taxes	$-	$-	$-

Non cash financing activities:
Common stock issued in settlement of related party and shareholder loans	$98,700	$40,000	$138,700
Common stock issued for reverse acquisition	$-	$5,895	$5,895
Common stock issued for payment of consulting fees	$107,500	$-	$107,500
Debentures issued for settlement of consulting fees to related party	$50,000	$-	$50,000
Debentures issued for settlement of related party and shareholder loans	$451,000	$-	$451,000

The accompanying notes are an integral part of these consolidated financial statements

 Gilla Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US Dollars)

1. NATURE OF OPERATIONS

Gilla Inc. (“Gilla”, the “Company” or the “Registrant”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively.

On November 21, 2012, the Company closed the acquisition of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 29,766,667 common shares of the Registrant.

Prior to the acquisition, the Company was a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through its exploration activities and its discoveries. Acquisition and development emphasis was focused on properties containing gold and other strategic minerals that were located in Africa.

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”) and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company distributes its products through retail and wholesale sales channels and also plans to launch an online sales platform in the upcoming fiscal year.

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), subtopic 915-10 Development Stage Entities (“ASC 915-10”). To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses of $2,605,961.

2. REVERSE MERGER TRANSACTION AND ACCOUNTING

On November 21, 2012, the Company merged with Snoke Distribution, a corporation existing under the laws of Ontario (the "Merger"). Pursuant to the Merger, the Registrant acquired all of the outstanding common shares of Snoke Distribution through the issuance of common shares of the Registrant to the shareholders of Snoke Distribution.

In anticipation of the closing of the Merger, on August 23, 2012, Snoke Distribution amended its Articles of Incorporation to effect a 250,000-to-1 stock split of its issued and outstanding shares of common stock.

As a result of the Merger and pursuant to the resolutions, Snoke Distribution became a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its common stock to shareholders of Snoke Distribution at a rate of 1 share of the Registrant’s common stock for each Snoke Distribution common share. Immediately prior to the Merger, the Registrant had 29,477,766 shares of common stock outstanding.

Following the Merger, the Registrant had 59,244,433 shares of common stock outstanding after the share exchange and the issuance of 29,766,667 common shares to the shareholders of Snoke Distribution, which included a private placement of $141,000 into Snoke Distribution.

At closing of the Merger, the Registrant also closed a private placement of $135,000 at a price of $0.05 per Gilla common share, each entitled to a half warrant to purchase one common share at an exercise price of $0.10 per common share for a period of six months following the Merger. The private placement resulted in the issuance of 2,700,000 shares and 1,350,000 warrants of the Registrant’s common stock from treasury. Following the Merger and the private placement, the Registrant had 61,944,433 shares of common stock outstanding.

In connection with the Merger, existing stockholders of the Company retained 29,477,766 common shares. All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

During the year ended December 31, 2012, the Company recorded $292,226 as loss on acquisition expense and the significant components of the transaction are as follows:

Assets acquired:	$4
Liabilities assumed:	(286,360)
Common stock retained:	(5,895)
Foreign Exchange Difference	25
Net loss:	$(292,226)

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

3. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred a deficit accumulated during the development stage of $2,605,961 and used $1,402,319 in cash for operating activities from date of inception through December 31, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable the Company to continue as a going concern for the next twelve months.

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

These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

(b) Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gilla Operations LLC, Charlie’s Club, Inc. and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA LLC. All inter-company accounts and transactions have been eliminated in preparing these consolidated financial statements.

(c) Foreign Currency Translation

The Company’s Canadian subsidiary maintain its books and records in Canadian dollars (CAD) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian subsidiary from its functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(d) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at December 31, 2013 and 2012 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(e) Financial Instruments

Financial assets and financial liabilities are recognized in the statement of financial position when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, loan from shareholder and loans payable. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and cash equivalents are reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, accounts payable, accrued liabilities, and loans payable are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

(f) Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

(g) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2013 and December 31, 2012. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

(h) Property and Equipment

Property and Equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment, and are recognized in the statement of operations.

Depreciation is recognized in the statement of operations on a straight-line basis over the estimated useful lives of each part of an item of property and equipment, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset.

The estimated useful lives for the current and comparative periods are as follows:

● Furniture and equipment	3 years
● Computer hardware	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

(i) Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales have been minimal and any related provision for product returns was not deemed material for the years ended December 31, 2013 and 2012.

(j) Inventory

Inventory consists of E-cigarettes and accessories as well as related packaging.  Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market. The Company measures inventory write-downs as the difference between the cost of inventory and market. At the point of any inventory write-downs to market, the Company establishes a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

The Company reviews product sales and returns from the previous 12 months and future demand forecasts and writes off any excess or obsolete inventory. The Company also assesses inventory for obsolescence by testing the products to ensure they have been properly stored and maintained so that they will perform according to specifications. In addition, the Company assesses the market for competing products to determine that the existing inventory will be competitive in the marketplace.

If there were to be a sudden and significant decrease in future demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, the Company could be required to write down inventory and accordingly gross margin could be adversely affected.

(k) Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.  A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(l) Impairment of Long Lived Assets

Long-lived assets to be held and used by the Company are periodically reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized for the difference between the carrying value and the fair value.

(m) Website Development Costs

Under the provisions of FASB-ASC Topic 350, the Company capitalizes costs incurred in the website application and infrastructure development stage.  Capitalized costs will be amortized over the estimated useful life of the website.  The Company has not yet recorded amortization of the website development costs as the development has not yet been completed.  Ongoing website post- implementation cost of operations, including training and application, will be expensed as incurred.

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.  The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of property and equipment, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances.  Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions.  It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.  The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(o) Advertising Costs

The Company expenses advertising costs as incurred in accordance with FASB ASC 720. During the year ended December 31, 2013, the Company expensed $82,897 (2012: $8,898) as corporate promotions.

(p) Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

(q) Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, Compensation – Stock Compensation. Use of this method requires that the Company make assumptions regarding stock value, dividend yields, expected term of the warrants and risk free interest rates.

(r) Stock Issued In Exchange For Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

(s) Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s previously reported results of operations and financial position.

(t) Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the financial position of an entity. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In July 2012, FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This ASU makes technical corrections, clarifications, limited-scope improvements to various Topics throughout the Codification and conforming amendments related to fair value measurements. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012.  The Company’s adoption of this guidance did not have an impact on its consolidated financial statements.

(u) Recent Accounting Pronouncements

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company plans to adopt this standard as of January 1, 2014.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company plans to adopt this standard as of January 1, 2014.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its consolidated financial statements.

5. LOAN RECEIVABLE

On March 13, 2013, the Company entered into a factoring agreement with a third party in which the Company advanced $19,867 in cash to the party to purchase a receivable owing to that party from a customer (the “Receivable”) at face value. The Receivable purchased was required to be paid by the applicable customer on or before the date that is 30 days after the date of issue of the Receivable. In addition to payment of the account, the Company was to receive an additional fee of 2% of the face amount of the Receivable.  Default interest of 1/10th of 1% per day shall be calculated on the outstanding amount accruing from the due date until the amount is paid in full.  The Receivable is secured by a general security agreement covering all assets of the third party and a first security interest in respect of all receivables purchased by the Company under the factoring agreement.

Default interest in the amount of $1,538 was accrued on the Receivable. During the year ended December 31, 2013, the Company determined the Receivable to be uncollectable and as a result recorded a loss of $21,405.

6. INVENTORY

Inventory consists of the following:

	December 31, 2013	December 31, 2012
E-cigarettes and accessories	$74,419	$-
Packaging	16,495	-
	$90,914	$-

7. PROPERTY AND EQUIPMENT

	December 31, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,552	$1,113	$1,439	$1,710
Computer hardware	3,492	1,049	2,443	1,724
	$6,044	$2,162	$3,882	$3,434

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $1,518 and $677 respectively.

8. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders at December 31, 2013 and 2012 as follows:

	December 31, 2013	December 31, 2012
Non-interest bearing, unsecured, no specific terms of repayment	$6,512	$16,667
Bears interest of 1% per month on a cumulative basis, secured by the assets of the Company, no specific terms of repayment	14,103	231,169
	$20,615	$247,836

During the year ended December 31, 2013, the Company repaid $266,424 of loans from shareholders consisting of $221,155 in principal and $45,269 in interest.  The amount was repaid with $66,724 of cash, amounts of $151,000 were settled with the issuance of $151,000 of Unsecured Subordinated Convertible Debentures (note 10) and the remaining $48,700 was settled with the issuance of 1,391,371 common shares valued at a fair value of $0.043 per share (note 11).

The Company reported interest of $27,964 during the year ended December 31, 2013 (2012: $20,416) on this loan.

9. NOTE PAYABLE, RELATED PARTY

a)     On November 15, 2012, the Company entered into a Convertible Revolving Credit Note (the “Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest rate at a rate of 6% per annum. Interest is accrued and added to the principal amount of the Note at the maturity date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest is convertible in to common stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the common stock of the Company for the 15 trading days prior to the notice of conversion.

At December 31, 2013, the accrued interest on the above note was $15,377 (2012: $1,479).

On February 14, 2014, the Company repaid all amounts due on this Note (note 19).

b)     On September 30, 2013, the Company entered into a Secured Promissory Note (the “Secured Note”) with a related party for $200,000 due on or before January 1, 2015, bearing interest at a rate of 1.5% per month. Interest is accrued and added to the principal amount of the Secured Note at the maturity date. The related party will also be paid an establishment fee of 2.0%. The Secured Note is secured by a general security agreement.

During the year ended December 31, 2013 the Company accrued $9,000 in interest on the Secured Note and paid $3,000 of the accrued interest resulting in accrued interest payable of $6,000 on the Secured Note at December 31, 2013.

On December 23, 2013, the Company issued a $200,000 Unsecured Subordinated Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Secured Note (note 10).  Upon settlement of the Secured Note the establishment fee of 2.0% was waived by the related party.

10. CONVERTIBLE DEBENTURES

On September 3, 2013 and December 23, 2013, the Company issued $425,000 and $797,000 of Unsecured Subordinated Convertible Debentures (“Debentures”), respectively. The Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The December 31, 2013 interest payment will represent accrued and unpaid interest from the date of issuance. The Debentures are convertible into common stock of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the aggregate $1,222,000 convertible debenture, $151,000 was issued in settlement of loans to shareholders (note 8), $200,000 was issued in settlement of the Secured Note (note 9), $100,000 was issued in settlement of loans to related parties (note 14) and $50,000 was issued in settlement of accrued consulting fees to a related party (note 14) (collectively referred to as “the Exchange”).

As at December 31, 2013, the Company received $45,000 in advance for debentures not yet issued.  Of this amount $25,000 was received by the Company in cash and $20,000 was collected by the Company’s lawyer and held in trust. The Company received the funds held in trust on February 21, 2014. These debentures were issued February 11, 2014.

The Company evaluated the terms and conditions of the Debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Debentures were issued as an exchange of nonconvertible instruments at the nonconvertible instruments maturity date, the guidance of ASC 470-20-30-19 & 20 was applied. The fair value of the newly issued Debentures was equal to the redemption amounts owed at the maturity date of the original instruments. Therefore there was no gain or loss on extinguishment of debt recorded. After the Exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Debentures that were issued on December 23, 2013, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $797,000 was recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2013, the Company recorded interest expense in the amount of $9,514 related to debt discount.

11. COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0002 par value common stock. As at December 31, 2013 and December 31, 2012, 67,066,977 and 62,277,766 shares were issued and outstanding, respectively.

●	Issued 276,485 common shares valued at $0.035 for cash proceeds of $9,677
●	Issued 942,784 common shares at an average price of $0.053 as settlement of $50,000 in consulting fees owing to an unrelated party
●
Issued 1,428,571 common shares at a fair value of $0.043 per share as settlement of a related party loan in the amount of $50,000. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $61,429. The balance of $11,429 represents a loss on the settlement of the related party debt and was also allocated to equity

●
Issued 1,391,371 common shares at a fair value of $0.043 per share as settlement of a loan from shareholder in the amount of $48,700. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $59,829. The balance of $11,129 represents a loss on the settlement of the shareholder loan and was also allocated to equity.

●	Issued 50,000 common shares valued at $0.05 for cash proceeds of $2,500
●	Issued 400,000 common shares valued at $0.05 as settlement of $20,000 in consulting fees owing to unrelated parties.
●	Issued 300,000 common shares valued at $0.0583 as settlement of $17,500 in consulting fees owing to unrelated parties

During the year ended December 31, 2012, the Company:

●
Issued 29,766,667 shares of its common stock in exchange for 29,477,766 shares of Snoke Distribution in connection with the reverse merger transaction. See discussion in Note 2 Reverse Merger Transaction and Accounting.

●	Issued 400,000 shares of common stock valued at $0.025 for cash proceeds of $10,000.
●	Closed a private placement of 4,366,667 shares of common stock for $131,000 at a price of $0.03 per common share.
●
Closed a private placement of 2,700,000 shares of common stock for $135,000 at a price of $0.05 per common share with a half warrant entitling the holder to acquire one common share of the Company at a price of $0.10 per share for a period of 6 months from the Merger date. The $135,000 consisted of $95,111 received in cash and the settlement of $40,000 in loans payable.

●
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

12. WARRANTS

During fiscal 2012, the Company issued warrants to acquire 1,516,667 common shares. The warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one common share of the Company and one half purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at a price of $0.10 per share. The warrants expired 6 months from date of issuance.

The following schedule summarizes the outstanding warrants at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	1,516,667	$0.10	-	$-
Issued	-	-	1,516,667	0.10
Expired	(1,516,667)	(0.10)	-	-
End of year	-	$-	1,516,667	$0.10

The fair value of the issued warrants of $18,835 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.09%
Expected life	6 months
Estimated volatility in the market price of the common shares	461%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

13. SHARES TO BE ISSUED

On December 31, 2013, the Company had $37,500 in unissued share liability, consisting of the following:

●	The Company settled $10,000 in consulting fees payable to an unrelated party with 200,000 common shares valued at $0.05, the shares were issued on January 8, 2014;
●	The Company received $17,500 in cash for the purchase of 500,000 common shares valued at $0.035, the shares were issued on January 8, 2014; and
●	The Company settled $10,000 in consulting fees payable to an unrelated party with 70,423 common shares valued at $0.142, the shares were issued on March 28, 2014.

14. RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties.

(a)
The Company’s current and former officers and shareholders have advanced funds on an unsecured, non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances.

Advances from related parties during the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Advances by Officers of the Company, two of which are also Directors	$226,430	$126,317
Advances by a corporation owned by two Officers, one of which is also a Director	255,215	-
Advances by persons related to an Officer and Director of the Company	55,907	18,231
Advances by an Officer and Director of the Company, bears interest at 1.5% per month	214,265	95,024
Advances by a corporation related by virtue of common Officers and Directors	15,609	-
	$767,426	$239,572

During the year ended December 31, 2013, the Company settled $50,000 of consulting fees owing to an officer of the Company with the issuance of a $50,000 Unsecured Subordinated Convertible Debenture (note 10).

During the year ended December 31, 2013, the Company settled $100,000 of loans owing to an Officer and Director of the Company with the issuance of a $100,000 Unsecured Subordinate Convertible Debenture (note 10).

During the year ended December 31, 2013, the Company issued 1,428,571 common shares at a fair value of $0.043 per share as settlement of a $50,000 loan owing to an Officer and Director of the Company (note 11).

(b)	Interest accrued to related parties during the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012

Interest accrued on advances by an Officer and Director of the Company	$57,461	$-
Interest accrued on related party Secured Note (note 9)	6,000	-
Interest accrued on related party convertible revolving credit note (note 9)	15,377	1,479
	$78,838	$1,479

(c)	Transactions with related parties during the year ended December 31, 2013 and 2012 were as follows:

During the year ended December 31, 2013, the Company expensed $16,121 in rent expense payable to a Corporation related by virtue of common officers and directors.  The Company also expensed $161,512 in travel and entertainment expenses incurred by officers and directors of the Company.

During the years ended December 31, 2013 and 2012, the Company expensed consulting fees payable to related parties as follows:

	December 31, 2013	December 31, 2012

Directors	$164,591	$180,800
Officers	32,918	54,125
Corporation owned by two Officers, one of which is also a Director	363,215	-
Persons related to an Officer and Director	83,971	42,036
	$644,695	$276,961

15. INCOME TAXES

Under FASB ASC 740, income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

	December 31, 2013	December 31, 2012
Expected income tax (recovery) at the statutory rate of 35% (2012: 35%)	$(526,023)	$(372,331)
Decrease in taxes resulting from:
Non-deductible expenses	8,837	9,251
Valuation allowances	517,186	363,080
Provision for income taxes	$-	$-

The components of deferred income taxes consisted of:

	December 31, 2013	December 31, 2012
Deferred income tax assets
Net operating loss carry forwards	$880,266	$363,080
Valuation allowance for deferred income tax assets	(880,266)	(363,080)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future year’s income. Management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry-forward will not be realized in timely manner, through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets.

As of December 31, 2013, the Company had approximately $2,515,046 of Federal and State net operating loss carry-forwards available to offset future taxable income. Such carry-forwards expire through 2033. The Company’s income tax returns are subject to audit by the CRA and IRS and the years 2006 to 2013 remain open and subject to examination.

16.	COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $3,995. The lease expires on May 31, 2014. Minimum annual lease payments are as follows:

December 31, 2014	$3,995
$3,955

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

Minimum annual lease payments under this lease are as follows:

December 31, 2014	$13,886
$13,886

(c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2013.

(d) Consulting Agreement

The Company entered into a consulting services agreement with a related party on April 1, 2013.  The Company agreed to pay fees with respect to various professional services to be provided to it under the agreement.  The agreement may be terminated by either party by notice in writing to the other party given not less than 90 days prior to the effective date of termination.

17. FINANCIAL INSTRUMENT AND RISK FACTORS

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and accounts receivable. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk.  The Company minimizes its exposure to credit risk related to its receivables by requiring all orders to be prepaid before delivery of the product.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, however no inventory purchased in a foreign currency exists on the balance sheet as at December 31, 2013. The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

18. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes and accessories in North America, all sales to date have occurred in the United States.  At December 31, 2013 and 2012, total assets by geographic location are as follows:

	December 31, 2013	December 31, 2012
Canada	$3,960	$4,386
United States	524,784	11,291
	$528,744	$15,677

19. SUBSEQUENT EVENTS

On January 8, 2014, the Company issued 200,000 shares of the Company’s common stock valued at $0.05 per share as a settlement of $10,000 in consulting fees owing to unrelated parties.

On January 8, 2014, the Company issued and sold, on a private placement basis, 500,000 shares of the Company’s common stock valued at $0.035 per share for aggregate gross proceeds of $17,500.

On, February 11, 2014, the Company issued $178,000 of Debentures in exchange for $80,000 received in cash, $50,000 as settlement to a related party and $3,000 as settlement of a shareholder loan, this resulted in full settlement of the loan to shareholder (see note 8).  The remaining $45,000 was received in cash prior to December 31, 2013, this amount includes $20,000 which was held in trust by the Company’s lawyer at December 31, 2013 (see note 10).

On February 13, 2014, the Company entered into a secured promissory note with an unrelated party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing an interest rate of 10% per annum.

On February 14, 2014, the Company paid all outstanding amounts due on a related party convertible revolving credit note of $225,000.  For details of the note payable see note 9(a) of these consolidated financial statements.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes in Ireland.  The Company will issue to the sellers 500,000 shares of the Company’s common stock valued at $0.11 per share and warrants for the purchase of 1,000,000 shares of the Company’s common stock.

On March 28, 2014, the Company issued 280,433 shares of the Company’s common stock valued at $0.1426 per share as settlement of $40,000 in consulting fees owing to unrelated parties.

On March 28, 2014, the Company issued 270,597 shares of the Company’s common stock valued at $0.1293 per share as settlement of $35,000 in consulting fees owing to unrelated parties.