Form 10-Q
period 2014-03-31
GILLA INC.
filed 2014-05-21
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(416) 843-2881
Registrant’s telephone number, including area code

Not Applicable
(Former name, Former Address and Former Fiscal year, if changed since last report.)

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

68,318,007 Common Shares - $0.0002 Par Value as of May 20, 2014

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the period from November 29, 2011 (date of inception) through March 31, 2014	4

	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficiency for the period from November 29, 2011 (date of inception) through March 31, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the period from November 29, 2011 (date of inception) through March 31, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Control and Procedures	22

PART II - Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

Gilla Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
 (Amounts expressed in US Dollars)

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$42,481	$355,860
Funds held in trust (note 11)	-	20,000
Accounts receivable	112,382	100
Inventory (note 7)	118,680	90,914
Prepaid expenses and vendor deposits	155,233	15,199
Loan receivable (note 6)	73,084	-
Total current assets	501,860	482,073

Property and equipment (note 8)	6,983	3,882
Website development	62,789	42,789
Goodwill (note 5)	167,422	-
Total long term assets	237,194	46,671

Total assets	$739,054	$528,744

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	387,380	$125,163
Accrued liabilities	26,212	56,838
Accrued interest- related parties (note 15)	4,388	78,838
Loans from shareholders (note 9)	458,755	20,615
Due to related parties (note 15)	863,027	767,426
Note payable, related party (note 10)	-	225,000
Total current liabilities	1,739,762	1,273,880

Long term liabilities
Convertible debentures to be issued (note 11)	-	45,000
Convertible debentures (note 11)	443,361	434,514
Total long term liabilities	443,361	479,514

Total liabilities	2,183,123	1,753,394

Going concern (note 3)
Commitments and contingencies (note 16)
Related party transactions (note 15)

SHAREHOLDERS’ DEFICIENCY
Common stock (note 12)
$0.0002 par value, 300,000,000 shares authorized; 68,318,007 and 67,066,977 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	13,663	13,413
Additional paid-in capital	1,593,887	1,285,637
Shares to be issued (note 14)	139,500	37,500
Deficit accumulated during the development stage	(3,270,444)	(2,605,961)
Accumulated other comprehensive income	79,325	44,761
Total shareholders’ deficiency	(1,444,069)	(1,224,650)

Total liabilities and shareholders’ deficiency	$739,054	$528,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period from November 29, 2011 (Date of Inception) to March 31, 2014

Revenue	$19,261	-	$96,238
Cost of goods sold	32,022	-	93,643
Gross profit (loss)	(12,761)	-	2,595

Operating expenses
Administrative	400,599	128,861	1,447,183
Consulting fees-related parties (note 15)	161,828	129,675	1,083,484
Depreciation	700	341	2,895
Total operating expenses	563,127	258,877	2,533,562

Loss from operations	(575,888)	(258,877)	(2,530,967)

Other income (expenses):
Foreign exchange	(20,978)	(1,759)	(27,738)
Gain (Loss) on loan receivable written off (note 6)	19,867	-	(1,538)
Loss on acquisition of Snoke Distribution Canada Ltd.	-	-	(292,226)
Loss on deposit written off	-	-	(162,371)
Loss on settlement of debt	(27,563)		(27,563)
Amortization of debt discount	(8,847)	-	(18,361)
Interest expense, net	(51,074)	(17,691)	(204,778)

Total other expenses	(88,595)	(19,450)	(734,575)

Net loss before income taxes	(664,483)	(278,327)	(3,265,542)
Income taxes	-	-	-
Net loss	$(664,483)	$(278,327)	$(3,265,542)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.010)	$(0.004)

Weighted average number of shares outstanding (basic and diluted)	67,723,122	62,277,766

Comprehensive loss:
Net loss	$(664,483)	$(278,327)	$(3,265,542)

Foreign exchange translation adjustment	34,565	12,262	79,323

Comprehensive loss	$(629,918)	$(266,065)	$(3,186,219)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficiency
For the period from November 29, 2011 (Date of Inception) to March 31, 2014
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares to be	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Capital	Issued	Stage	Income (Loss)	Total
Balance, November 29, 2011 (Date of inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for seed capital, November 2011 at $0.0002 per share	25,000,000	5,000	-	-	(4,902)	-	98

Foreign currency translation loss	-	-	-	-	-	(228)	(228)

Net loss	-	-	-	-	(34,334)	-	(34,334)

Balance, December 31, 2011 (audited)	25,000,000	$5,000	$-	$-	$(39,236)	$(228)	$(34,464)

Common shares issued for cash at $0.025 per share, November 2012	400,000	80	9,920	-	-	-	10,000

Common shares issued for cash at $0.03 per share, November 2012	4,366,667	873	130,127	-	-	-	131,000

Effect of reverse acquisition, November 21, 2012	29,477,766	5,895	-	-	-	-	5,895

Common shares issued for settlement of loans at $0.05 per share, November 2012	800,000	160	39,840	-	-	-	40,000

Issuance of shares and warrants at $0.05 per share as the result of a private placement, November 2012	1,900,000	380	94,731	-	-	-	95,111

Issuance of shares and warrants at $0.05 per share as the result of a private placement, December 2012	333,333	67	16,600	-	-	-	16,667

Foreign currency translation loss	-	-	-	-	-	(2,846)	(2,846)

Net loss	-	-	-	-	(1,063,803)	-	(1,063,803)

Balance, December 31, 2012 (audited)	62,277,766	$12,455	$291,218	$-	$(1,103,039)	$(3,074)	$(802,440)

Common shares issued for cash at $0.035 per share, 200,000 shares were issued on September 25, 2013, 76,485 shares were issued on November 19, 2013	276,485	55	9,622	-	-	-	9,677

Common shares issued for consultant fees at $0.053 on September 25, 2013	942,784	189	49,811	-	-	-	50,000

Common shares issued on settlement of related party loan at fair value, 1,000,000 shares were issued on September 25, 2013, 428,571 were issued on November 19, 2013	1,428,571	286	61,143	-	-	-	61,429

Loss on common shares issued on settlement of related party loan	-	-	(11,429)	-	-	-	(11,429)

Common shares issued on settlement of shareholder loan at fair value, 973,960 were issued on September 25, 2013, 417,411 were issued on November 19, 2013	1,391,371	278	59,551	-	-	-	59,829

Loss on common shares issued on settlement of shareholder loan	-	-	(11,129)	-	-	-	(11,129)

Common shares issued for cash at $0.05 per share on October 8, 2013	50,000	10	2,490	-	-	-	2,500

Common shares issued for consultant fees at $0.05 on November 27, 2013	400,000	80	19,920	-	-	-	20,000

Common shares issued for consultant fees at $0.0583 on November 27, 2013	300,000	60	17,440	-	-	-	17,500

Common share subscription for settlement of consulting fees at $0.05	-	-	-	10,000	-	-	10,000

Common share subscription for settlement of consulting fees at $0.142	-	-	-	10,000	-	-	10,000

Common shares subscribed to for cash at $0.035	-	-	-	17,500	-	-	17,500

Embedded conversion feature of debenture	-	-	797,000				797,000

Foreign currency translation gain	-	-	-	-	-	47,835	47,835

Net loss	-	-	-	-	(1,502,922)	-	(1,502,922)

Balance, December 31, 2013 (audited)	67,066,977	$13,413	$1,285,637	$37,500	$(2,605,961)	$44,761	$(1,224,650

Common shares issued on settlement of consulting fees at fair value on January 8, 2014	200,000	40	37,960	(10,000)	-	-	28,000

Common shares issued for cash at $0.035 on January 8, 2014	500,000	100	17,400	(17,500)	-	-	-

Common share issued for settlement of consulting fees at $0.1426 on March 28, 2014	280,433	56	39,944	(10,000)	-	-	30,000

Common share issued for settlement of consulting fees at $0.1293 on March 28, 2014	270,597	54	34,946	-	-	-	35,000

Common shares to be issued to settle advertising production costs at $0.10	-	-	-	84,500	-	-	84,500

Common shares to be issued for acquisition of subsidiary at $0.11	-	-	-	55,000	-	-	55,000

Embedded conversion feature of debenture	-	-	178,000	-	-	-	178,000

Foreign currency translation gain	-	-	-	-	-	34,564	34,564

Net loss	-	-	-	-	(664,483)	-	(664,483)

Balance, March 31, 2014 (unaudited)	68,318,007	$13,663	$1,593,887	$139,500	$(3,270,444)	$79,325	$(1,444,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows
(Amounts Expressed in US Dollars)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period from November 29, 2011 (Date of Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(664,483)	$(278,327)	$(3,265,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	700	341	2,895
(Gain) loss on loan receivable written-off	(19,867)	-	1,538
Amortization of debt discount	8,847	-	18,361
Loss on acquisition Snoke Distribution Canada Ltd.	-	-	292,226
Loss on settlement of debt	27,563		27,563
Loss on deposit written-off	-	-	162,371
Cash acquired in acquisition of Drinan Marketing Ltd.	8,812	-	8,812
Loans to subsidiary prior to acquisition	(109,978)	-	(109,978)
Shares issued for services	65,000	-	172,500
Changes in operating assets and liabilities
Accounts receivable	56	-	(44)
Funds held in trust	20,000	-	-
Prepaid expenses and vendor deposits	(55,658)	502	(70,987)
Inventory deposit	-	-	(162,371)
Inventory	32,708	-	(58,206)
Accounts payable	12,240	15,462	138,606
Accrued liabilities	(29,599)	20,341	46,910
Related party payables	119,753	131,147	731,603
Accrued interest-related party	(74,274)	-	3,244
Net cash used in operating activities	(658,180)	(110,534)	(2,060,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	-	(19,867)	(19,867)
Development of website	(20,000)	-	(62,789)
Acquisition of property and equipment	-	-	(6,123)
Net cash used in investing activities	(20,000)	(19,867)	(88,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan received (paid)	452,583	-	451,492
Net proceeds from loans payable	-	-	282,840
Net proceeds from related parties	35,525	121,479	371,615
Proceeds from promissory note	-	-	200,000
Repayment of related party note payable	(225,000)	-	(225,000)
Repayment of debt	-	-	(50,000)
Proceeds from sale of convertible debentures	80,000	-	846,000
Proceeds from share subscriptions	-	-	17,500
Proceeds from sale of common stock	-	-	264,955
Net cash provided by financing activities	343,108	121,479	2,159,402
Effect of exchange rate changes on cash	21,693	4,080	32,357

Net increase in cash	$(313,379)	$(4,842)	$42,481

Cash at beginning of year	355,860	11,444	-

Cash at end of year	$42,481	$6,602	$42,481

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$96,051	$-	$120,466
Cash paid for income taxes	$-	$-	$-

Non cash financing activities:
Common stock issued in settlement of related party and shareholder loans	$-	$-	$138,700
Common stock issued for reverse acquisition	$-	$-	$5,895
Common stock issued for payment of consulting fees payable	$65,000	$-	$172,500
Debentures issued for settlement of consulting fees payable to related party	$-	$-	$50,000
Debentures issued for settlement of related party and shareholder loans	$53,000	$-	$504,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 Gilla Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014
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

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes (“E-cigarettes”) in Ireland.  The Company will issue to the sellers 500,000 shares of the Company’s common stock valued at $0.11 per share and warrants for the purchase of 1,000,000 shares of the Company’s common stock.

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”) and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company distributes its products through retail and wholesale sales channels and also plans to launch an online sales platform in the current fiscal year.

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), subtopic 915-10 Development Stage Entities (“ASC 915-10”). To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through March 31, 2014, the Company has accumulated losses of $3,270,444.

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

3. GOING CONCERN UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated financial statements, the Company has incurred a deficit accumulated during the development stage of $3,270,444 and used $2,060,499 in cash for operating activities from date of inception through March 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and in a timely manner, if at all. Failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

These unaudited condensed consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the three months ended March 31, 2014, the Company has updated its policy on Advertising Costs and added a new policy for Goodwill. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a) Basis of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gilla Operations, LLC, Charlie’s Club, Inc., Gilla Enterprises Inc., Drinan Marketing Ltd. and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated financial statements.

(b) Foreign Currency Translation

The Company’s Canadian subsidiary maintains its books and records in Canadian dollars (CAD) which is also its functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these unaudited condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(c) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at March 31, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

(e) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the three month period ended March 31, 2014, $134,500 in production costs were incurred and have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, no production costs were expensed during the period.  The Company expenses all other advertising costs as incurred. During the three month period ended March 31, 2014, the Company expensed $71,639 (March 31, 2013: $2,510) as corporate promotions.

(f) Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

(h) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.  The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of goodwill, impairment of property and equipment, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances.  Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions.  It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.  The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(i) Website Development Costs

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

(j) Convertible Debt Instruments

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

5. BUSINESS COMBINATION

On February 28, 2014, the Company closed the acquisition of all the issued and outstanding shares of DML, a private limited company organized under the laws of Ireland. DML is engaged in the sales and distribution of E-cigarettes in Ireland.  The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$8,828
Receivables	112,576
Inventory	60,777
Loan receivable	84,936
Fixed, assets	3,826
Goodwill	167,422
Total assets acquired	$438,365

Liabilities assumed:
Accounts payable	$253,247
Loans payable	130,118
Total liabilities assumed	$383,365

Consideration-500,000 Common Shares, to be issued	$55,000

In consideration for the acquisition, the Company will issue 500,000 shares of the Company’s Common Stock and Common Share Purchase Warrants (“Warrants”) for the purchase of 1,000,000 shares of the Company’s Common Stock.  The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date. The Warrants are to be exercisable over 3 years with an exercise price of $0.25 per Common Share.

6. LOAN RECEIVABLE

On March 13, 2013, the Company entered into a factoring agreement with DML, who at the time was a third party, in which the Company advanced $19,867 in cash to DML to purchase a receivable owing to DML from a customer (the “Receivable”) at face value. The Receivable purchased was required to be paid by the applicable customer on or before the date that is 30 days after the date of issue of the Receivable. In addition to payment of the account, the Company was to receive an additional fee of 2% of the face amount of the Receivable.  Default interest of 1/10th of 1% per day shall be calculated on the outstanding amount accruing from the due date until the amount is paid in full.  The Receivable is secured by a general security agreement covering all assets of DML and a first security interest in respect of all receivables purchased by the Company under the factoring agreement.

Default interest in the amount of $1,538 was accrued on the Receivable. During the year ended December 31, 2013, the Company determined the Receivable to be uncollectable and as a result recorded a loss of $21,405.

On February 28, 2014, the Company acquired DML. As a result, the Company reversed the write-off of the Receivable and recorded a gain of $19,867.  This amount will be treated as an intercompany loan, no interest will be accrued and it will be eliminated upon consolidation.  In addition, the Company has a loan receivable of $73,084 from previous shareholders of DML.

7. INVENTORY

Inventory consists of the following:

	March 31, 2014	December 31, 2013
E-cigarettes and accessories	$102,185	$74,419
Packaging	16,495	16,495
	$118,680	$90,914

8. PROPERTY AND EQUIPMENT

	March 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,530	$1,300	$1,230	$1,439
Computer hardware	3,471	1,335	2,136	2,443
Motor vehicle	4,822	1,205	3,617	-
	$10,823	$3,840	$6,983	$3,882

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $700 and $341 respectively.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014	December 31, 2013
Non-interest bearing, unsecured, no specific terms of repayment	$6,455	$6,512
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on August 13, 2014	452,300	-
Bears interest of 1% per month on a cumulative basis, secured by the assets of the Company, no specific terms of repayment	-	14,103
	$458,755	$20,615

During the three months ended March 31, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest.  The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Unsecured Subordinated Convertible Debentures (note 11).

The Company accrued interest of $172 during the three months ended March 31, 2014 (March 31, 2013: $7,585) on this loan.

On February 13, 2014, the Company entered into a secured promissory note with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The note is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $5,700 during the three months ended March 31, 2014 (March 31, 2013: $nil) on this note.

10. NOTE PAYABLE, RELATED PARTY

a)     On November 15, 2012, the Company entered into a Convertible Revolving Credit Note (the “Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest at a rate of 6% per annum. Interest is accrued and added to the principal amount of the Note at the maturity date. The Note may be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest is convertible in to common stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the common stock of the Company for the 15 trading days prior to the notice of conversion.

On February 14, 2014, the Company repaid all amounts due on this Note.

During the three months ended March 31, 2014, the Company accrued $1,638 of interest on this Note (March 31, 2013:$3,351). At repayment the accrued interest on the above Note was $17,015.

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

During the year ended December 31, 2013, the Company accrued $9,000 in interest on the Secured Note and paid $3,000 of the accrued interest resulting in accrued interest payable of $6,000 on the Secured Note at December 31, 2013.

On December 23, 2013, the Company issued a $200,000 Unsecured Subordinated Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Secured Note (note 11).  Upon settlement of the Secured Note, the establishment fee of 2.0% was waived by the related party.

11. CONVERTIBLE DEBENTURES

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of Unsecured Subordinated Convertible Debentures (“Debentures”), respectively. The Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Debentures are convertible into common stock of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Debentures issued during the three months ended March 31, 2014, $3,000 was issued in settlement of loans to shareholders (note 9) and $50,000 was issued in settlement of loans to related parties (note 15).

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

For the face value $425,000 Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Debentures that were issued on December 23, 2013 and the face value $178,000 Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the three months ended March 31, 2014, the Company recorded interest expense in the amount of $8,847 related to debt discount.

12. COMMON STOCK

The Company is authorized to issue 300,000,000 Common Shares of $0.0002 par value common stock. As at March 31, 2014 and December 31, 2013, 68,318,007 and 67,066,977 Common Shares were issued and outstanding, respectively.

During the three months ended March 31, 2014, the Company:

●
Issued 200,000 Common Shares at a fair value of $0.19 as settlement of $10,000 in consulting fees owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $38,000. The balance of $28,000 represents a loss on the settlement;

●	Issued 500,000 Common Shares valued at $0.035 for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 for settlement of $40,000 consulting fees owing to an unrelated party; and
●	Issued 270,597 Common Shares valued at $0.1293 for settlement of $35,000 consulting fees owing to an unrelated party.

During the year ended December 31, 2013 the Company:

●	Issued 276,485 Common Shares valued at $0.035 for cash proceeds of $9,677;
●	Issued 942,784 Common Shares at an average price of $0.053 as settlement of $50,000 in consulting fees owing to an unrelated party;
●
Issued 1,428,571 Common Shares at a fair value of $0.043 per share as settlement of a related party loan in the amount of $50,000. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $61,429. The balance of $11,429 represents a loss on the settlement of the related party debt and was also allocated to equity;

●
Issued 1,391,371 Common Shares at a fair value of $0.043 per share as settlement of a loan from shareholder in the amount of $48,700. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $59,829. The balance of $11,129 represents a loss on the settlement of the shareholder loan and was also allocated to equity;

●	Issued 50,000 Common Shares valued at $0.05 for cash proceeds of $2,500;
●	Issued 400,000 Common Shares valued at $0.05 as settlement of $20,000 in consulting fees owing to unrelated parties; and
●	Issued 300,000 Common Shares valued at $0.0583 as settlement of $17,500 in consulting fees owing to unrelated parties.

13. WARRANTS

The following schedule summarizes the outstanding warrants at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	-	$-	1,516,667	$0.10
Issued	1,000,000	0.25	-	-
Expired	-	-	(1,516,667)	(0.10)
End of year	1,000,000	$0.25	-	$-

(a) On February 28, 2014, as part of the acquisition of DML, the Company issued Warrants to acquire 1,000,000 shares of the Company’s Common Stock.  The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date. The Warrants are to be exercisable over 3 years with an exercise price of $0.25 per Common Share.

The fair value of these issued Warrants of $109,471 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.90%
Expected life	3 years
Estimated volatility in the market price of the Common Shares	340%
Dividend yield	Nil

The Company estimates the probability of DML achieving the vesting provision (cumulative E-cigarette sales revenue of $1,500,000) to be 100%. The probability weighted fair value of the Warrants is being amortized  and recorded as stock based compensation expense using the percentage of the total vesting provision achieved in each quarter based on sales revenue.

(b) During fiscal 2012, the Company issued warrants to acquire 1,516,667 Common Shares. The warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one Common Share of the Company and one half purchase warrant. Each warrant entitles the holder to acquire one Common Share of the Company at a price of $0.10 per share. The warrants expired 6 months from the date of issuance.

The fair value of these issued warrants of $18,835 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.09%
Expected life	6 months
Estimated volatility in the market price of the Common Shares	461%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

14. SHARES TO BE ISSUED

On March 31, 2014, the Company had $139,500 in unissued share liability consisting of the following:

●	The Company acquired all of the issued and outstanding shares of Drinan Marketing Limited with 500,000 Common shares of the Company valued at $0.11, the shares have not yet been issued; and

●	The Company settled $84,500 in amounts owing as a result of the production costs of advertising with 845,000 Common Shares of the Company valued at $0.10, the shares have not yet been issued.

On December 31, 2013, the Company had $37,500 in unissued share liability, consisting of the following:

●	The Company settled $10,000 in consulting fees payable to an unrelated party with 200,000 Common Shares valued at $0.05, the shares were issued on January 8, 2014;

●	The Company received $17,500 in cash for the purchase of 500,000 Common Shares valued at $0.035, the shares were issued on January 8, 2014; and

●	The Company settled $10,000 in consulting fees payable to an unrelated party with 70,423 Common Shares valued at $0.142, the shares were issued on March 28, 2014.

15. RELATED PARTY TRANSACTIONS

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

Advances from related parties during the periods ended March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Advances by Officers of the Company, two of which are also Directors	$297,083	$226,430
Advances by a corporation owned by two Officers, one of which is also a Director	294,329	255,215
Advances by persons related to an Officer and Director of the Company	63,741	55,907
Advances by Officers of the Company one of which is also a Director, bears interest at 1.5% per month	188,510	214,265
Advances by a corporation related by virtue of common Officers and Directors	19,364	15,609
	$863,027	$767,426

During the three months ended March 31, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Unsecured Subordinated Convertible Debenture (note 10).

During the three months ended March 31, 2014, the Company settled $220,075 of the loans owing the an Officer and Director of the Company with cash.

(b)	Interest accrued to related parties during the periods ended March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013

Interest accrued on advances by Officers of the Company, one of which is also a Director	$4,388	$57,461
Interest accrued on related party Secured Note (note 10)	-	6,000
Interest accrued on related party Convertible Revolving Credit Note (note 10)	-	15,377
	$4,388	$78,838

(c)	Transactions with related parties during the periods ended March 31, 2014 and 2013 were as follows:

During the three months ended March 31, 2014, the Company expensed $3,761 in rent expense payable to a Corporation related by virtue of common officers and directors.  The Company also expensed $47,055 in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the three months ended March 31, 2014 and 2013, the Company expensed consulting fees payable to related parties as follows:

	March 31, 2014	March 31, 2013
Directors	$33,900	$67,800
Officers	-	33,900
Corporation owned by two Officers, one of which is also a Director	108,428	-
Persons related to an Officer and Director	19,500	27,975

	$161,828	$129,675

16. COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $1,448. The lease expires on May 31, 2014. Minimum annual lease payments are as follows:

December 31, 2014	$1,448
$1,448

(b) Rental Lease for Snoke Distribution USA LLC

Effective April 23, 2012, the Company entered into an operating lease agreement for a rental premises in Hollywood, Florida, USA. The terms of this agreement are to be for a period of 2 years beginning May 1, 2012 and ending April 30, 2014 with payments made monthly and annual rent in year 1 of $37,800 and year 2 of $38,924 plus Florida sales tax of 7%. The Company has the option to extend the lease for 3 consecutive years at 3% annual increase in rental amounts.  The Company did not extend the lease and has since moved premises, the new rental premises is on a month to month basis.

Minimum annual lease payments under this lease are as follows:

December 31, 2014	$3,472
$3,472

(c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2014.

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at March 31, 2014, the Company included $27,766 in inventory purchased in a foreign currency on its balance sheet.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

18. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes and accessories in North America and Ireland.  At March 31, 2014 and December 31, 2013, total assets by geographic location are as follows:

	March 31, 2014	December 31, 2013
Canada	$1,269	$3,960
United States	512,064	524,784
Ireland	225,721
	$739,054	$528,744

During the three month period ended March 31, 2014 and 2013, total revenues by geographic location are as follows:

	March 31, 2014	March 31, 2013
Canada	$-	$-
United States	-	-
Ireland	19,261	-
	$19,261	$-

19. SUBSEQUENT EVENTS

On April 15, 2014, the Company received forms of election whereby holders of the Debentures elected to convert a total of $50,000 of the Unsecured Subordinated Convertible Debentures into Common Shares of the Company pursuant to the Convertible Debenture Offering. These shares remain unissued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

Except as otherwise stated or required by the context, references in this document to “Gilla” the “Registrant”, the “Company,” “we,” and “our” refer to Gilla Inc.

Overview

Gilla was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The shareholders approved a name change on March 22, 1996, March 18, 1997, September 13, 1999, October 3, 2000, April 23, 2003 and February 27, 2007 to Web Tech, Inc., Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name, respectively. Gilla’s address is 112 N. Curry Street, Carson City, Nevada, 87803.

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”) and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company distributes its products through retail and wholesale sales channels and also plans to launch an online sales platform in the current fiscal year.

Recent Developments

On November 21, 2012, Gilla closed the acquisition of Snoke Distribution Canada Ltd. (“Snoke Distribution”), a corporation existing under the laws of Ontario (the “Merger”). Pursuant to the Merger, the Registrant acquired all of the outstanding common shares of Snoke Distribution through the issuance of Common Shares of the Registrant to the shareholders of Snoke Distribution. As a result of the Merger, Snoke Distribution became a wholly-owned subsidiary of the Registrant.  The Merger was accounted for as a reverse merger.

Gilla Operations, LLC (“Gilla Operations”) was incorporated on May 2, 2013 under the laws of the State of Florida. Gilla Operations is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in the United States.

Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated on November 15, 2013 under the laws of the State of Florida. Charlie’s Club is a wholly-owned subsidiary of the Company and is expected to carry on the Company’s e-commerce sales initiative.

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

On February 11, 2014, the Company issued $178,000 of Convertible Debentures pursuant to the Convertible Debenture Offering.

On February 13, 2014, the Company entered into a secured promissory note with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum.

On February 14, 2014, the Company repaid the outstanding principal amount of $225,000, together with the accrued and unpaid interest, and the convertible revolving credit note due to a related party was retired.

On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sale and distribution of E-cigarettes in Ireland.  The acquisition of DML was completed pursuant to the terms of a Letter Agreement dated January 22, 2014 and a Purchase and Sale Agreement dated as of January 23, 2014. The Company acquired all of the issued and outstanding shares of DML from Andrew Hennessy and Michele Hennessy (the “Sellers”). At the closing of the acquisition of DML, the Company issued to the Sellers five hundred thousand (500,000) shares of the Company’s common stock (the “Gilla Shares”) and warrants for the purchase of one million (1,000,000) shares of the Company’s common stock (the “Warrants”). The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over one million five hundred thousand U.S. Dollars (US$1,500,000) beginning on the closing date. The Warrants are to be exercisable over three (3) years with an exercise price of $0.25 per common share. Pursuant to the Letter Agreement, the Company will enter into a management agreement with Andrew Hennessy, pursuant to which Mr. Hennessy will become an employee of the Company. Mr. Hennessy will be paid 6,250 Euros per month of net salary after payroll tax deduction, and have the ability to participate in such management bonus compensation plan and stock option plan as the Company’s Board of Directors may authorize in the future.

On March 28, 2014, the Company issued 280,433 Common Shares at a price of $0.1426 per Common Share, as a settlement of $40,000 in consulting fees owing to unrelated parties.

On March 28, 2014, the Company issued 270,597 Common Shares at a price of $0.1293 per Common Share, as a settlement of $35,000 in consulting fees owing to unrelated parties.

Subsequent Events

On April 15, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $50,000 of the Unsecured Subordinated Convertible Debentures into Common Shares of the Company pursuant to the Convertible Debenture Offering. These shares remain unissued.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), subtopic 915-10 Development Stage Entities (“ASC 915-10”). To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from November 29, 2011 (date of inception) through March 31, 2014, the Company has accumulated losses of $3,270,444.

Revenue

For the three month period ended March 31, 2014, the Company generated $19,261 in revenues from the sales of E-cigarettes and accessories. As of March 31, 2014, the Company only operated one business segment, namely designing, marketing and distributing white label E-cigarettes and accessories in North America and Europe. On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sales and distribution of E-cigarettes in Ireland, representing a geographical extension to the current business segment moving forward.

The Company’s cost of goods for the three month period ended March 31, 2014 was $32,022 which represents E-cigarette product and the related packaging. Gross loss for the three month period ended March 31, 2014 was $12,761. The Company incurred higher than usual cost of goods sold due to one-time expenses related to packaging and the requirement of minimum order thresholds from its suppliers to refine the Company’s white label sales strategy.

For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company generated $96,238 in revenues and $2,595 in gross profit. The Company targets 30-35% gross margins for new white label, wholesale and retail customers. The Company also plans to launch an online sales platform in the upcoming quarter and targets margins in the range of 40-50% for this initiative.

Operating Expenses

For the three month period ended March 31, 2014, the Company incurred administrative expense of $400,599, consulting fees to related parties of $161,828 and depreciation expense of $700. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. Total operating expenses for the three month period ended March 31, 2014 were $563,127. For the three month period ended March 31, 2013, the Company incurred administrative expense of $128,861, consulting fees to related parties of $129,675 and depreciation expense of $341. Total operating expenses for the three month period ended March 31, 2013 were $258,877. The increase in administrative expense of $271,738 and increase of consulting fees due to related parties of $32,153 is attributable to the Company’s focus on generating sales of E-cigarettes and the result of consulting expenses increasing due to the hiring of officers and consultants.

For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company incurred administrative expenses of $1,447,183, consulting fees due to related parties of $1,083,484 and depreciation expense of $2,895. Total operating expenses for this period was $2,533,562.

Loss from Operations

For the three month period ended March 31, 2014 the Company incurred a loss from operations of $575,888 as compared to $258,877 for the three month period ended March 31, 2013 due to the reasons discussed above. For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company incurred a loss from operations of $2,530,967.

Other Expenses

For the three month period ended March 31, 2014, the Company incurred a foreign exchange loss of $20,978, gain on loan receivable written off of $19,867 (see “Loss on write off of Loan Receivable”), loss on settlement of $27,563, amortization of debt discount loss of $8,847 and interest expense of $51,074 for total other expenses of $88,595.

For the three month period ended March 31, 2013, the Company incurred a foreign exchange loss of $1,759 and interest expense of $17,691 for total other expenses of $19,450.

The increase in interest expense of $33,383 is attributable to interest on advances from related parties, loans from shareholders and other promissory notes and the issuance of convertible debentures.

For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company incurred a foreign exchange loss of $27,738, loss on loan receivable written off of $1,538, loss on acquisition of Snoke Distribution of $292,226, loss on deposit written off of $162,371, loss on settlement of $27,563, amortization of debt discount of $18,361, and interest expense of $204,778 for total other expenses of $734,575.

Loss on write off of Loan Receivable

On March 13, 2013, the Company entered into a factoring agreement with DML, who at the time was a third party, in which the Company advanced $19,867 in cash to DML to purchase a receivable owing to DML from a customer (the “Receivable”) at face value. The Receivable purchased was required to be paid by the applicable customer on or before the date that is 30 days after the date of issue of the Receivable. In addition to payment of the account, the Company was to receive an additional fee of 2% of the face amount of the Receivable. Default interest of 1/10th of 1% per day shall be calculated on the outstanding amount accruing from the due date until the amount is paid in full. The Receivable is secured by a general security agreement covering all assets of DML and a first security interest in respect of all receivables purchased by the Company under the factoring agreement.

Default interest in the amount of $1,538 was accrued on the Receivable. During the year ended December 31, 2013, the Company determined the Receivable to be uncollectable and as a result recorded a loss of $21,405.

On February 28, 2014, the Company acquired DML. As a result, the Company reversed the write-off of the Receivable and recorded a gain of $19,867.

Net Loss and Comprehensive Loss

Net loss amounted to $664,483 for the three month period ended March 31, 2014 compared to $278,327 for the three month period ended March 31, 2013. For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company incurred a net loss of $3,265,542. The increase in net loss is primarily attributable to an increase in consulting expenses resulting from the hiring of officers and other consultants as well as an increase in administrative expenses due to the Company’s focus on generating sales.

Comprehensive loss amounted to $629,918 for the three month period ended March 31, 2014 compared to $266,065 for the three month period ended March 31, 2013. For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company incurred a comprehensive loss of $3,186,219. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars and EUROS to U.S. Dollars.

Inflation

Through the period covered by this Report, inflation has not had a significant impact on the Company’s net sales and revenues and on income from continuing operations.

Liquidity and Capital Resources

As at March 31, 2014, the Company had total assets of $739,054 (December 31, 2013: $528,744) consisting of cash and cash equivalents of $42,481, accounts receivable of $112,382, inventory of $118,680, prepaid expenses and vendor deposits of $155,233, loan receivable of $73,084, property and equipment of $6,983, website development of $62,789 and goodwill of $167,422. The increase in assets at March 31, 2014 from December 31, 2013, is primarily the result of the acquisition of DML and related accounts receivable, inventory and capitalized website development costs incurred in the website application and infrastructure development stage.

As at March 31, 2014, the Company had total liabilities of $2,183,123 (December 31, 2013: $1,753,394) consisting of accounts payable of $387,380, accrued liabilities of $26,212, accrued interest due to related parties of $4,388, loans from shareholders of $458,755, amounts due to related parties of $863,027 and convertible debentures of $443,361. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties, the issuance of $178,000 of Convertible Debentures and the result of the acquisition of DML.

At March 31, 2014, the Company had negative working capital of $1,237,902 and an accumulated deficit during development stage of $3,270,444.

At December 31, 2013, the Company had total assets of $528,744 consisting of cash of $355,860, funds held in trust of $20,000, accounts receivable of $100, inventory of $90,914, prepaid expenses and vendor deposits of $15,199, property and equipment of $3,882 and website development assets of $42,789.

At December 31, 2013, the Company had total liabilities of $1,753,394 consisting of accounts payable of $125,163, accrued liabilities of $56,838, accrued interest due to related parties of $78,838, loans from shareholders of $20,615, amounts due to related parties of $767,426, note payable to related party of $225,000, convertible debentures of $434,514 and convertible debentures to be issued of $45,000.

At December 31, 2013, the Company had negative working capital of $791,807 and an accumulated deficit during development stage of $2,605,961.

Net cash used in operating activities

For the three month period ended March 31, 2014, the Company used cash of $658,180 (March 31, 2013: $110,534) in operating activities to fund administrative and marketing. The increase is attributable to the increase in operations and changes in the operating assets and liabilities as discussed above. For the period from November 29, 2011 (date of inception) to March 31, 2014, the Company used cash of $2,060,499 in operating activities to fund administrative and marketing activities.

Net cash used in investing activities

For the three month period ended March 31, 2014, net cash used in investing activities was $20,000 (March 31, 2013: $19,867) attributable to website development. For the three month period ended March 31, 2013, net cash used in investing was $19,867 attributable to a factoring loan advance.

For the period from November 29, 2011 (date of inception) to March 31, 2014, net cash used in investing activities by the Company was $88,779.

Net cash flow from financing activities

Net cash provided by financing activities for the three month period ended March 31, 2014 was $343,108, compared to $121,479 for the three month period ended March 31, 2013. The increase was attributable to the proceeds from the sale of convertible debentures, issuance of a secured promissory note with a shareholder (see “Secured Promissory Note”) and advances from an officer and director of the Company. The Company also retired a revolving credit note due to a related party in the principal amount of $225,000, together with the accrued and unpaid interest.

Net cash provided by financing activities for the period from November 29, 2011 (date of inception) to March 31, 2013 was $2,159,402.

Secured Promissory Note

On February 13, 2014, the Company entered into a secured promissory note with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The note is secured by a general security agreement over the assets of the Company.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated financial statements, the Company has incurred a deficit accumulated during the development stage of $3,270,444 and used $2,060,499 in cash for operating activities from date of inception through March 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and in a timely manner, if at all. Failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

These unaudited condensed consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the three months ended March 31, 2014, the Company has updated its policy on Advertising Costs and added a new policy for Goodwill. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

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

Basis of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gilla Operations, LLC, Charlie’s Club, Inc., Gilla Enterprises Inc., Drinan Marketing Ltd. and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiary maintains its books and records in Canadian dollars (CAD) which is also its functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these unaudited condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at March 31, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the three month period ended March 31, 2014, $134,500 in production costs were incurred and have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, no production costs were expensed during the period.  The Company expenses all other advertising costs as incurred. During the three month period ended March 31, 2014, the Company expensed $71,639 (March 31, 2013: $2,510) as corporate promotions.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.  The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of property and equipment, impairment of goodwill, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances.  Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions.  It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.  The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of March 31, 2014 due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Current Report on Form 8-K, except for the following:

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

On February 14, 2014, the Company issued an additional $178,000 of Convertible Debentures, with a conversion price of $0.07 per share. Of such sales, $50,000 were sold to accredited investors under the exemptions from registration provided by Rule 506 of Regulation D and $128,000 of such Convertible Debentures were sold to non-U.S. persons pursuant to the exemption under Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sale and distribution of E-cigarettes in Ireland.  The acquisition of DML was completed pursuant to the terms of a Letter Agreement dated January 22, 2014 and a Purchase and Sale Agreement dated as of January 23, 2014.  The Company acquired all of the issued and outstanding shares of DML from Andrew Hennessy and Michele Hennessy (the “Sellers”).  At the closing of the acquisition of DML, the Company issued to the Sellers five hundred thousand (500,000) shares of the Company’s common stock (the “Gilla Shares”) and warrants for the purchase of one million (1,000,000) shares of the Company’s common stock (the “Warrants”).  The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over one million five hundred thousand U.S. Dollars (US$1,500,000) beginning on the closing date. The Warrants are to be exercisable over three (3) years with an exercise price of $0.25 per common share.  Pursuant to the Letter Agreement, the Company will enter into a management agreement with Andrew Hennessy, pursuant to which Mr. Hennessy will become an employee of the Company.  Mr. Hennessy will be paid 6,250 Euros per month of net salary after payroll tax deduction, and have the ability to participate in such management bonus compensation plan and stock option plan as the Company’s Board of Directors may authorize in the future.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.11	Secured Promissory Note from the Company to Gravitas Financial Inc., dated February 13, 2014.		8-K	10.11	2/19/2014

10.12	General Security Agreement, by and between the Company and Gravitas Financial Inc., dated February 13, 2014.		8-K	10.12	2/19/2014

10.13	Letter Agreement, by and among the Company and Drinan Marketing Limited, dated January 22, 2014.	X

10.14	Purchase and Sale Agreement, by and among the Company, Drinan Marketing Limited, Andrew Hennessy and Michele Hennessy, dated January 23, 2014.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILLA INC.
(Registrant)

May 20, 2014	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Principal Accounting Officer