Form 10-Q
period 2014-06-30
GILLA INC.
filed 2014-08-14
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

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

72,226,126 Common Shares, $0.0002 Par Value, were issued and outstanding as of August 14, 2014.

GILLA, INC.

Gilla Inc.
Condensed Consolidated Balance Sheets
 (Amounts expressed in US Dollars)

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$60,479	$355,860
Funds held in trust (note 10)	-	20,000
Accounts receivable	36,069	100
Inventory (note 6)	152,366	90,914
Prepaid expenses and vendor deposits	220,888	15,199
Loan receivable (note 5)	87,231	-
Total current assets	557,033	482,073

Property and equipment (note 7)	5,870	3,882
Website development	94,789	42,789
Trademarks	3,584	-
Goodwill (note 4)	167,538	-
Total long term assets	271,781	46,671

Total assets	$828,814	$528,744

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$493,626	$125,163
Accrued liabilities	39,353	56,838
Accrued interest - related parties (note 14)	13,043	78,838
Loans from shareholders (note 8)	547,261	20,615
Due to related parties (note 14)	1,019,936	767,426
Note payable, related party (note 9)	-	225,000
Total current liabilities	2,113,219	1,273,880

Long term liabilities
Convertible debentures to be issued (note 10)	-	45,000
Convertible debentures (note 10)	455,082	434,514
Total long term liabilities	455,082	479,514

Total liabilities	2,568,301	1,753,394

Going concern (note 2)
Commitments and contingencies (note 15)
Related party transactions (note 14)

SHAREHOLDERS’ DEFICIENCY
Common stock (note 11)
$0.0002 par value, 300,000,000 common shares authorized; 70,524,793 and 67,066,977 common shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	14,105	13,413
Additional paid-in capital	1,816,860	1,285,637
Shares to be issued (note 13)	254,250	37,500
Accumulated deficit	(3,869,097)	(2,605,961)
Accumulated other comprehensive income	44,395	44,761
Total shareholders’ deficiency	(1,739,487)	(1,224,650)

Total liabilities and shareholders’ deficiency	$828,814	$528,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Sales revenue	$13,613	$-	$24,708	$-
Cost of goods sold	5,729	-	37,751	-
Gross profit (loss)	7,884	-	(13,043)	-

Consulting revenue	12,260	-	20,426	-

Operating expenses
Administrative	349,786	121,394	750,385	223,312
Consulting fees - related parties (note 14)	152,153	166,019	313,981	322,637
Depreciation	1,101	340	1,801	681
Total operating expenses	503,040	287,753	1,066,167	546,630

Loss from operations	(482,896)	(287,753)	(1,058,784)	(546,630)

Other income (expenses):
Foreign exchange	8,816	(4,772)	(12,165)	(6,531)
Gain (loss) on loan receivable written off (note 5)	-	(21,405)	19,867	(21,405)
Loss on settlement of debt	-	-	(27,560)	-
Amortization of debt discount	(61,721)	-	(70,568)	-
Interest expense, net	(62,852)	(25,268)	(113,926)	(42,959)

Total other expenses	(115,757)	(51,445)	(204,352)	(70,895)

Net loss before income taxes	(598,653)	(339,198)	(1,263,136)	(617,525)
Income taxes	-	-	-
Net loss	$(598,653)	$(339,198)	$(1,263,136)	$(617,525)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.009)	$(0.005)	$(0.018)	$(0.010)

Weighted average number of shares outstanding (basic and diluted)	69,051,473	62,277,766	68,390,967	62,277,766

Comprehensive loss:
Net loss	$(598,653)	$(339,198)	$(1,263,136)	$(617,525)

Foreign exchange translation adjustment	(34,931)	25,452	(366)	37,714

Comprehensive loss	$(633,584)	$(313,746)	$(1,263,502)	$(579,811)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficiency
 (Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares to be	Accumulated	Accumulated Other
	Shares	Amount	Capital	Issued	Deficit	Comprehensive Income	Total

Balance, December 31, 2013 (audited)	67,066,977	$13,413	$1,285,637	$37,500	$(2,605,961)	$44,761	$(1,224,650)

Common shares issued for settlement of consulting fees at fair value on January 8, 2014	200,000	40	37,960	(10,000)	-	-	28,000

Common shares issued for cash at $0.035 per share on January 8, 2014	500,000	100	17,400	(17,500)	-	-	-

Common shares issued for settlement of consulting fees at $0.1426 per share on March 28, 2014	280,433	56	39,944	(10,000)	-	-	30,000

Common shares issued for settlement of consulting fees at $0.1293 per share on March 28, 2014	270,597	54	34,946	-	-	-	35,000

Common shares issued for settlement of advertising production costs at $0.10 per share on May 30, 2014	845,000	169	84,331	-	-	-	84,500

Common shares issued for settlement of consulting fees at $0.19 per share on May 30, 2014	92,500	19	17,481	-	-	-	17,500

Common shares issued for conversion of convertible debentures at $0.07 per share on May 30, 2014	714,286	143	49,857	-	-	-	50,000

Common shares issued for acquisition of subsidiary at $0.11 per share on June 2, 2014	500,000	100	54,900	-	-	-	55,000

Common shares issued for settlement of consulting fees at $0.25 per share on June 2, 2014	55,000	11	13,739	-	-	-	13,750

Common shares subscribed to for cash at $0.15 per share	-	-	-	190,250	-	-	190,250

Common share subscription for settlement of consulting fees at $0.165 per share	-	-	-	10,000	-	-	10,000

Common share subscription for settlement of consulting fees at $0.18 per share	-	-	-	54,000	-	-	54,000

Stock based compensation	-	-	2,665	-	-	-	2,665

Embedded conversion feature of convertible debentures	-	-	178,000	-	-	-	178,000

Foreign currency translation gain	-	-	-	-	-	(366)	(366)

Net loss	-	-	-	-	(1,263,136)	-	(1,263,136)

Balance, June 30, 2014 (unaudited)	70,524,793	$14,105	$1,816,860	$254,250	$(3,869,097)	$44,395	$(1,739,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Amounts Expressed in US Dollars)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,263,136)	$(617,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,801	681
(Gain) loss on loan receivable written-off	(19,867)	21,405
Amortization of debt discount	70,568	-
Stock based compensation	2,665	-
Loss on settlement of debt	27,560	-
Common shares issued for services	82,500	-
Changes in operating assets and liabilities
Accounts receivable	75,626	-
Funds held in trust	20,000	-
Prepaid expenses and vendor deposits	(67,158)	549
Inventory deposit	-	(46,639)
Inventory	(1,188)	-
Accounts payable	141,412	16,726
Accrued liabilities	(16,475)	16,999
Related party payables	454,531	279,963
Accrued interest-related party	(65,648)	29,663
Net cash used in operating activities	(556,809)	(298,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	-	(19,477)
Trademarks	(3,584)	-
Website development	(52,000)	-
Net cash used in investing activities	(55,584)	(19,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in acquisition of Drinan Marketing Ltd.	8,812	-
Loans to subsidiary prior to acquisition	(109,978)	-
Shareholder loan received (paid)	526,343	-
Net proceeds from (repayments to) related parties	(153,117)	282,997
Repayment of related party note payable	(225,000)	-
Proceeds from sale of convertible debentures	80,000	-
Proceeds from common share subscriptions	190,250	-
Net cash provided by financing activities	317,310	282,997
Effect of exchange rate changes on cash	(298)	24,639

Net increase in cash	$(295,381)	$(10,019)

Cash at beginning of year	355,860	11,444

Cash at end of year	$60,479	$1,425

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$136,440	$-
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common shares issued for payment of consulting fees	$82,500	$-
Convertible debentures issued for settlement of related party and shareholder loans	$53,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014
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

On November 21, 2012, the Company closed the acquisition of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 29,766,667 Common Shares (as defined in note 11) of the Registrant.

Prior to the acquisition, the Company was a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through its exploration activities and its discoveries. Acquisition and development emphasis was focused on properties containing gold and other strategic minerals that were located in Africa.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes (“E-cigarettes”) in Ireland.  The Company issued to the sellers 500,000 Common Shares valued at $0.11 per share and warrants for the purchase of 1,000,000 Common Shares of the Company.

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

2. GOING CONCERN UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated financial statements, at June 30, 2014, the Company has an accumulated deficit of $3,869,097, a working capital deficiency of $1,556,186 and negative cash flows from operating activities of $556,809 for the six months ended June 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the six months ended June 30, 2014, the Company has updated its policy on Advertising Costs and added a new policy for Goodwill. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

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

(b) Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these unaudited condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(c) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at June 30, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(d) Financial Instruments

Financial assets and financial liabilities are recognized in the statement of financial position when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, funds held in trust, accounts receivable, loans receivable, accounts payable, accrued liabilities, loan from shareholder and loans payable. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and cash equivalents and funds held in trust are reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, loans receivable, accounts payable, accrued liabilities, and loans payable are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

(e) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the six month period ended June 30, 2014, $136,200 in production costs were incurred and have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, no production costs were expensed during the period.  The Company expenses all other advertising costs as incurred. During the six month period ended June 30, 2014, the Company expensed $144,811 (June 30, 2013: $21,994) as corporate promotions.

(f) Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

(k) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

4. BUSINESS COMBINATION

On February 28, 2014, the Company closed the acquisition of all the issued and outstanding shares of DML, a private limited company organized under the laws of Ireland. DML is engaged in the sales and distribution of E-cigarettes in Ireland.  The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$8,828
Receivables	112,460
Inventory	60,777
Loan receivable	84,936
Fixed, assets	3,826
Goodwill	167,538
Total assets acquired	$438,365

Liabilities assumed:
Accounts payable	$253,247
Loans payable	130,118
Total liabilities assumed	$383,365

Consideration - 500,000 Common Shares	$55,000

In consideration for the acquisition, the Company issued 500,000 Common Shares at $0.11 per share and 1,000,000 warrants (“Warrants”), each to acquire one Common Share of the Company. The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date. The Warrants are to be exercisable over 3 years with an exercise price of $0.25 per Common Share.

5. LOAN RECEIVABLE

On March 13, 2013, the Company entered into a factoring agreement with DML, who at the time was a third party, in which the Company advanced $19,867 in cash to DML to purchase a receivable owing to DML from a customer (the “Receivable”) at face value. The Receivable purchased was required to be paid by the applicable customer on or before the date that is 30 days after the date of issuance of the Receivable. In addition to payment of the account, the Company was to receive an additional fee of 2% of the face amount of the Receivable.  Default interest of 1/10th of 1% per day shall be calculated on the outstanding amount accruing from the due date until the amount is paid in full.  The Receivable is secured by a general security agreement covering all assets of DML and a first security interest in respect of all receivables purchased by the Company under the factoring agreement.

Default interest in the amount of $1,538 was accrued on the Receivable. During the year ended December 31, 2013, the Company determined the Receivable to be uncollectable and as a result recorded a loss of $21,405.

On February 28, 2014, the Company acquired DML. As a result, the Company reversed the write-off of the Receivable and recorded a gain of $19,867.  This amount will be treated as an intercompany loan, no interest will be accrued and it will be eliminated upon consolidation.  In addition, the Company has a loan receivable of $87,231 from the previous shareholders of DML. The loan receivable is non-interest bearing, unsecured and without any specific plans of repayment.

6. INVENTORY

Inventory consists of the following:

	June 30, 2014	December 31, 2013
E-cigarettes and accessories	$135,881	$74,419
Packaging	16,485	16,495
	$152,366	$90,914

7. PROPERTY AND EQUIPMENT

	June 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,550	$1,527	$1,023	$1,439
Computer hardware	3,491	1,639	1,852	2,443
Motor vehicle	4,791	1,796	2,995	-
	$10,832	$4,962	$5,870	$3,882

Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $1,801 and $681 respectively.

8. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders at June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014	December 31, 2013
Non-interest bearing, unsecured, no specific terms of repayment	$6,507	$6,512
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on August 13, 2014	540,754	-
Bears interest of 1% per month on a cumulative basis, secured by the assets of the Company, no specific terms of repayment	-	14,103
	$547,261	$20,615

During the six months ended June 30, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest.  The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 10).

The Company accrued interest of $172 during the six months ended June 30, 2014 (June 30, 2013: $15,399) on this loan.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $19,128 during the six months ended June 30, 2014 (June 30, 2013: $nil) on the Secured Note which is included in accrued liabilities and which remains unpaid as of the date of issuance of these unaudited condensed consolidated financial statements.

9. NOTE PAYABLE, RELATED PARTY

a)     On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest at a rate of 6% per annum. Interest was accrued and added to the principal amount of the Credit Note at the maturity date. The Credit Note could be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest was convertible in to common stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the common stock of the Company for the 15 trading days prior to the notice of conversion.

On February 14, 2014, the Company repaid all amounts due under the Credit Note.

During the six months ended June 30, 2014, the Company accrued $1,638 of interest on the Credit Note (June 30, 2013:$3,351). At the repayment date, the accrued interest on the Credit Note was $17,015.

b)     On September 30, 2013, the Company entered into a secured promissory note with a related party (the “Related Party Note”) for $200,000 due on or before January 1, 2015, bearing interest at a rate of 1.5% per month. Interest was accrued and added to the principal amount of the Related Party Note at the maturity date. The related party was also to be paid an establishment fee of 2.0%. The Related Party Note was secured by a general security agreement.

During the year ended December 31, 2013, the Company accrued $9,000 in interest on the Related Party Note and paid $3,000 of the accrued interest resulting in accrued interest payable of $6,000 on the Related Party Note at December 31, 2013.

On December 23, 2013, the Company issued a $200,000 Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Related Party Note (note 10).  Upon settlement of the Related Party Note, the establishment fee of 2.0% was waived by the related party.

10. CONVERTIBLE DEBENTURES

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of unsecured subordinated convertible debentures (the “Convertible Debentures”), respectively. The Convertible Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Convertible Debentures are convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Convertible Debentures issued during the six months ended June 30, 2014, $3,000 was issued in settlement of loans from shareholders (note 8) and $50,000 was issued in settlement of loans from related parties (note 14).

As at December 31, 2013, the Company received $45,000 in advance for Convertible Debentures not yet issued.  Of this amount $25,000 was received by the Company in cash and $20,000 was collected by the Company’s lawyer and held in trust. The Company received the funds held in trust on February 21, 2014. These Debentures were issued February 11, 2014.

The Company evaluated the terms and conditions of the Convertible Debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Convertible Debentures were issued as an exchange of nonconvertible instruments at the nonconvertible instruments maturity date, the guidance of ASC 470-20-30-19 & 20 was applied. The fair value of the newly issued Convertible Debentures was equal to the redemption amounts owed at the maturity date of the original instruments. Therefore there was no gain or loss on extinguishment of debt recorded. After the exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the six months ended June 30, 2014, the Company recorded interest expense in the amount of $70,568 related to debt discount, which includes $48,821 of interest expense related to the conversion of Convertible Debentures in the aggregate amount of $50,000 as indicated below.

On April 15, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $50,000 into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering. On May 30, 2014, the Company issued 714,286 Common Shares on the conversion of the Convertible Debentures.

11. COMMON STOCK

The Company is authorized to issue 300,000,000 Common Shares of $0.0002 par value common stock (the “Common Shares”). As at June 30, 2014 and December 31, 2013, 70,524,793 and 67,066,977 Common Shares were issued and outstanding, respectively.

During the six months ended June 30, 2014, the Company:

●
Issued 200,000 Common Shares at a fair value of $0.19 per share for settlement of $10,000 in consulting fees owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $38,000. The balance of $28,000 represents a loss on the settlement;

●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 845,000 Common Shares valued at $0.10 per share for settlement of $84,500 owing as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 714,286 Common Shares valued at $0.07 per share as a result of the conversion of $50,000 of Convertible Debentures;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.; and
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party.

During the year ended December 31, 2013 the Company:

●	Issued 276,485 Common Shares valued at $0.035 per share for cash proceeds of $9,677;
●	Issued 942,784 Common Shares at an average price of $0.053 per share for settlement of $50,000 in consulting fees owing to an unrelated party;
●
Issued 1,428,571 Common Shares at a fair value of $0.043 per share for settlement of a related party loan in the amount of $50,000. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $61,429. The balance of $11,429 represents a loss on the settlement of the related party debt and was also allocated to equity;

●
Issued 1,391,371 Common Shares at a fair value of $0.043 per share for settlement of a loan from shareholder in the amount of $48,700. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $59,829. The balance of $11,129 represents a loss on the settlement of the shareholder loan and was also allocated to equity;

●	Issued 50,000 Common Shares valued at $0.05 per share for cash proceeds of $2,500;
●	Issued 400,000 Common Shares valued at $0.05 per share for settlement of $20,000 in consulting fees owing to unrelated parties; and
●	Issued 300,000 Common Shares valued at $0.0583 per share for settlement of $17,500 in consulting fees owing to unrelated parties.

12. WARRANTS

The following schedule summarizes the outstanding warrants at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	-	$-	1,516,667	$0.10
Issued	1,000,000	0.25	-	-
Expired	-	-	(1,516,667)	(0.10)
End of year	1,000,000	$0.25	-	$-

(a) On February 28, 2014, as part of the acquisition of DML, the Company issued Warrants to acquire 1,000,000 Common Shares of the Company.  The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date. The Warrants are to be exercisable over 3 years with an exercise price of $0.25 per Common Share.

The fair value of these issued Warrants of $109,471 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.90%
Expected life	3 years
Estimated volatility in the market price of the Common Shares	340%
Dividend yield	Nil

The Company estimates the probability of DML achieving the vesting provision (cumulative E-cigarette sales revenue of $1,500,000) to be 100%. The probability weighted fair value of the Warrants is being amortized and recorded as stock based compensation expense using the percentage of the total vesting provision achieved in each quarter based on sales revenue. During the six months ended June 30, 2014, the Company expensed $2,665 in stock based compensation which has been recorded as administrative expense.

(b) During fiscal 2012, the Company issued warrants to acquire 1,516,667 Common Shares. These warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one Common Share of the Company and one half purchase warrant. Each warrant entitled the holder to acquire one Common Share of the Company at a price of $0.10 per share. The warrants expired 6 months from the date of issuance.

The fair value of these issued warrants of $18,835 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.09%
Expected life	6 months
Estimated volatility in the market price of the Common Shares	461%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

13. SHARES TO BE ISSUED

At June 30, 2014, the Company had $254,250 in unissued share liability consisting of the following:

●	The Company received $190,250 in cash for the purchase of 1,268,333 Common Shares valued at $0.15, the Common Shares were issued on July 25, 2014;
●	The Company settled $54,000 in a prepayment of consulting fees payable to an unrelated party with 300,000 Common Shares valued at $0.18, the Common Shares were issued on July 25, 2014; and
●	The Company settled $10,000 in consulting fees payable to an unrelated party with 60,606 Common Shares valued at $0.165, the Common Shares remain unissued.

At December 31, 2013, the Company had $37,500 in unissued share liability, consisting of the following:

●	The Company settled $10,000 in consulting fees payable to an unrelated party with 200,000 Common Shares valued at $0.05, the Common Shares were issued on January 8, 2014;
●	The Company received $17,500 in cash for the purchase of 500,000 Common Shares valued at $0.035, the Common Shares were issued on January 8, 2014; and
●	The Company settled $10,000 in consulting fees payable to an unrelated party with 70,423 Common Shares valued at $0.142, the Common Shares were issued on March 28, 2014.

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

Advances from related parties during the six months ended June 30, 2014 and year ended December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Advances by Officers of the Company, two of which are also Directors	$323,617	$226,430
Advances by a corporation owned by two Officers of the Company, one of which is also a Director	362,063	255,215
Advances by persons related to an Officer and Director of the Company	81,034	55,907
Advances by Officers of the Company one of which is also a Director, bears interest at 1.5% per month	230,212	214,265
Advances by a corporation related by virtue of common Officers and Directors of the Company	23,010	15,609
	$1,019,936	$767,426

During the six months ended June 30, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Convertible Debenture (note 10).

During the six months ended June 30, 2014, the Company settled $220,075 of the loans owing to an Officer and Director of the Company with cash.

(b)	Interest accrued to related parties during the six months ended June 30, 2014 and year ended December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013

Interest accrued on advances by Officers of the Company, one of which is also a Director	$13,043	$57,461
Interest accrued on Related Party Note (note 9)	-	6,000
Interest accrued on Credit Note (note 9)	-	15,377
	$13,043	$78,838

c)	Transactions with related parties during the periods ended June 30, 2014 and 2013 were as follows:

During the six months ended June 30, 2014, the Company expensed $7,651 in rent expense payable to a Corporation related by virtue of common Officers and Directors of the Company. The Company also expensed $126,994 in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the six months ended June 30, 2014 and 2013, the Company expensed consulting fees payable to related parties as follows:

	June 30, 2014	June 30, 2013
Directors	$61,820	$100,103
Officers	-	50,052
Corporation owned by two Officers, one of which is also a Director	216,601	125,140
Persons related to an Officer and Director	35,560	47,342
	$313,981	$322,637

15. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $3,196. The lease expires on October 31, 2014. Minimum annual lease payments are as follows:

December 31, 2014	$3,196
$3,196

(b) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2014.

(c) Consulting Agreement

The Company entered into a consulting services agreement with a related party on April 1, 2013.  The Company agreed to pay fees with respect to various professional services to be provided to it under the agreement.  The agreement may be terminated by either party by notice in writing to the other party given not less than 90 days prior to the effective date of termination.

16. FINANCIAL INSTRUMENT AND RISK FACTOR

i) Credit Risk

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at June 30, 2014, the Company included $61,541 in inventory purchased in a foreign currency on its balance sheet.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

17. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes and accessories in North America and Ireland.  At June 30, 2014 and December 31, 2013, total assets by geographic location are as follows:

	June 30, 2014	December 31, 2013
Canada	$5,151	$3,960
United States	462,096	524,784
Ireland	361,567	-
	$828,814	$528,744

During the six month period ended June 30, 2014 and 2013, total revenues by geographic location are as follows:

	June 30, 2014	June 30, 2013
Canada	$-	$-
United States	8,611	-
Ireland	36,523	-
	$45,134	$-

18. SUBSEQUENT EVENTS

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum. As of the date of this Quarterly Report, the Company has not repaid the outstanding principal or accrued interest due under the Secured Note No.2.

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per Common Share for aggregate gross proceeds of $210,200. Of the total gross proceeds of the private placement, $190,250 was received prior to the quarter ended June 30, 2014 and booked as unissued share liability as at June 30, 2014. On July 25, 2014 and in connection to the private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per Common Share, as a prepayment of $54,000 in consulting fees to unrelated parties.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Credit Lender”), whereby the Credit Lender would make a revolving credit facility in the aggregate principal amount of CAD$500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. Furthermore, the Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Lender, each having committed to provide ten percent of the principal amount of the Credit Facility. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable.

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

Overview

Gilla was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. Gilla’s address is 112 N. Curry Street, Carson City, Nevada, 87803.

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

Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated on November 15, 2013 under the laws of the State of Florida. Charlie’s Club is a wholly-owned subsidiary of the Company which operates as one of the Company’s e-commerce sales platforms.

Gilla Enterprises Inc. (“Gilla Enterprises”) was incorporated on December 20, 2013 under the laws of the Province of Ontario. Gilla Enterprises is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in Canada.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum. As of the date of this Report, the Company has not repaid the outstanding principal or accrued interest due under the Secured Note.

On February 28, 2014, the Company closed the acquisition of Drinan Marketing Limited (“DML”), a private company engaged in the sale and distribution of E-cigarettes in Ireland. The acquisition of DML was completed pursuant to the terms of a Letter Agreement dated January 22, 2014 (the “Letter Agreement”) and a Purchase and Sale Agreement dated as of January 23, 2014. The Company acquired all of the issued and outstanding shares of DML from Andrew Hennessy and Michele Hennessy (collectively, the “Sellers”). At the closing of the acquisition of DML, the Company issued to the Sellers five hundred thousand (500,000) Common Shares of the Company and warrants for the purchase of one million (1,000,000) Common Shares of the Company (the “Warrants”). The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over one million five hundred thousand U.S. Dollars (US$1,500,000) beginning on the closing date. The Warrants are to be exercisable over three (3) years with an exercise price of $0.25 per Common Share. Pursuant to the Letter Agreement, the Company will enter into a management agreement with Andrew Hennessy, pursuant to which Mr. Hennessy will become an employee of the Company. Mr. Hennessy will be paid 6,250 Euros per month of net salary after payroll tax deduction, and have the ability to participate in such management bonus compensation plan and stock option plan as the Company’s Board of Directors may authorize in the future. The 500,000 Common Shares were issued on June 2, 2014 at a price of $0.11 per Common Share.

On April 15, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $50,000 of the Unsecured Subordinated Convertible Debentures (the “Convertible Debentures”) into Common Shares of the Company pursuant to the Convertible Debenture Offering (the “Convertible Debenture Offering”).

On May 30, 3014, the Company issued 714,286 Common Shares at a price of $0.07 per Common Share, as a result of the election to convert $50,000 of the Convertible Debentures on April 15, 2014.

 On May 30, 2014, the Company issued 845,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $84,500 in advertising production costs owing to unrelated parties.

On May 30, 2014, the Company issued 92,500 Common Shares at a price of $0.19 per Common Share, as a settlement of $17,500 in consulting fees owing to unrelated parties.

On June 2, 2014, the Company issued 55,000 Common Shares at a price of $0.25 per Common Share, as a settlement of $13,750 in consulting fees owing to unrelated parties.

Subsequent Events

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum. As of the date of this Report, the Company has not repaid the outstanding principal or accrued interest due under the Secured Note No.2.

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per Common Share for aggregate gross proceeds of $210,200. Of the total gross proceeds of the private placement, $190,250 was received prior to the quarter ended June 30, 2014 and booked as unissued share liability as at June 30, 2014. On July 25, 2014 and in connection to the private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per Common Share, as a prepayment of $54,000 in consulting fees to unrelated parties.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Credit Lender”), whereby the Credit Lender would make a revolving credit facility in the aggregate principal amount of CAD$500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. Furthermore, the Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Lender, each having committed to provide ten percent of the principal amount of the Credit Facility. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

Revenue

For the three month period ended June 30, 2014, the Company generated $13,613 in revenues from the sales of E-cigarettes and accessories. As of June 30, 2014, the Company only operated one business segment, namely designing, marketing and distributing white label E-cigarettes and accessories in North America and Europe.

For the six month period ended June 30, 2014, the Company generated $24,708 in revenues from the sales of E-cigarettes and accessories, of which, $8,611 of the total revenues was generated in the United States and the remaining $16,097 was generated in Ireland.

The Company’s cost of goods for the three month period ended June 30, 2014 was $5,729 which represents E-cigarette product and the related packaging. Gross profit for the three month period ended June 30, 2014 was $7,884.

The Company’s cost of goods for the six month period ended June 30, 2014 was $37,751 which represents E-cigarette product and the related packaging. Gross loss for the six month period ended June 30, 2014 was $13,043. The Company incurred higher than usual cost of goods sold in the first quarter of 2014 due to one-time expenses related to packaging and the requirement of minimum order thresholds from its suppliers to refine the Company’s white label sales strategy.

For the three month period ended June 30, 2014, the Company’s Irish subsidiary, Drinan Marketing Ltd., generated $12,260 in revenues from consulting services provided to clients in the tobacco industry.

For the six month period ended June 30, 2014, the Company’s Irish subsidiary, Drinan Marketing Ltd., generated $20,426 in revenues from consulting services provided to clients in the tobacco industry.

The Company had not generated revenues during the three and six month periods ended June 30, 2013.

Operating Expenses

For the three month period ended June 30, 2014, the Company incurred administrative expense of $349,786, consulting fees to related parties of $152,153 and depreciation expense of $1,101. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. Total operating expenses for the three month period ended June 30, 2014 were $503,040. For the three month period ended June 30, 2013, the Company incurred administrative expense of $121,394, consulting fees to related parties of $166,019 and depreciation expense of $340. Total operating expenses for the three month period ended June 30, 2013 were $287,753. The increase in administrative expense of $228,392 is attributable to the Company’s focus on generating sales of E-cigarettes and the result of consulting expenses increasing due to the hiring of consultants. The decrease in consulting fees due to related parties of $13,866 is attributable to the effects of foreign exchange translation.

For the six month period ended June 30, 2014, the Company incurred administrative expense of $750,385, consulting fees to related parties of $313,981 and depreciation expense of $1,801. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. Total operating expenses for the six month period ended June 30, 2014 were $1,066,167. For the six month period ended June 30, 2013, the Company incurred administrative expense of $223,312, consulting fees to related parties of $322,637 and depreciation expense of $681. Total operating expenses for the six month period ended June 30, 2013 were $546,630. The increase in administrative expense of $527,073 is attributable to the Company’s focus on generating sales of E-cigarettes and the result of consulting expenses increasing due to the hiring of consultants. The decrease in consulting fees due to related parties of $8,656 is attributable to the effects of foreign exchange translation.

Loss from Operations

For the three month period ended June 30, 2014 the Company incurred a loss from operations of $482,896 as compared to $287,753 for the three month period ended June 30, 2013 due to the reasons discussed above.

For the six month period ended June 30, 2014 the Company incurred a loss from operations of $1,058,784 as compared to $546,630 for the six month period ended June 30, 2013 due to the reasons discussed above.

Other Expenses

For the three month period ended June 30, 2014, the Company incurred a foreign exchange gain of $8,816, amortization of debt discount of $61,721 and interest expense of $62,852. For the three month period ended June 30, 2013, the Company incurred a foreign exchange loss of $4,772, loss on loan receivable written off of $21,405 and interest expense of $25,268. For the three month period ended June 30, 2014, the Company incurred total other expenses of $115,757 as compared to $51,445 for the three month period ended June 30, 2013.

For the six month period ended June 30, 2014, the Company incurred a foreign exchange loss of $12,165, gain on loan receivable written off of $19,867 (see “Loss on write off of Loan Receivable”), loss on settlement of debt of  $27,560, amortization of debt discount of $70,568 and interest expense of $113,926. For the six month period ended June 30, 2013, the Company incurred a foreign exchange loss of $6,531, loss on loan receivable written off of $21,405 and interest expense of $42,959. For the six month period ended June 30, 2014, the Company incurred total other expenses of $204,352 as compared to $70,895 for the six month period ended June 30, 2013.

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

On February 28, 2014, the Company acquired DML. As a result, the Company reversed the write-off of the Receivable and recorded a gain of $19,867.  This amount will be treated as an intercompany loan, no interest will be accrued and it will be eliminated upon consolidation.  In addition, the Company has a loan receivable of $87,231 from the previous shareholders of DML. The loan receivable is non-interest bearing, unsecured and without any specific plans of repayment.

Net Loss and Comprehensive Loss

Net loss amounted to $598,653 for the three month period ended June 30, 2014 compared to $339,198 for the three month period ended June 30, 2013. The increase in net loss is primarily attributable to an increase in consulting expenses resulting from the hiring of consultants, an increase in administrative expenses due to the Company’s focus on generating sales, an increase in interest expense and amortization of debt discount expense.

Net loss amounted to $1,263,136 for the six month period ended June 30, 2014 compared to $617,525 for the six month period ended June 30, 2013. The increase in net loss is primarily attributable to an increase in consulting expenses resulting from the hiring of consultants, an increase in administrative expenses due to the Company’s focus on generating sales, an increase in interest expense, losses on settlement of debt and amortization of debt discount expense.

Comprehensive loss amounted to $633,584 for the three month period ended June 30, 2014 compared to $313,746 for the three month period ended June 30, 2013. Comprehensive loss amounted to $1,263,502 for the six month period ended June 30, 2014 compared to $579,811 for the six month period ended June 30, 2013. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars and EUROS to U.S. Dollars.

Inflation

Through the period covered by this Report, inflation has not had a significant impact on the Company’s net sales and revenues and on income from continuing operations.

Liquidity and Capital Resources

As at June 30, 2014, the Company had total assets of $828,814 (December 31, 2013: $528,744) consisting of cash and cash equivalents of $60,479, accounts receivable of $36,069, inventory of $152,366, prepaid expenses and vendor deposits of $220,888, loan receivable of $87,231, property and equipment of $5,870, website development of $94,789, trademarks of $3,584 and goodwill of $167,538. The increase in assets at June 30, 2014 from December 31, 2013, is primarily the result of the acquisition of DML and related accounts receivable, inventory and capitalized website development costs incurred in the website application and infrastructure development stage.

As at June 30, 2014, the Company had total liabilities of $2,568,301 (December 31, 2013: $1,753,394) consisting of accounts payable of $493,626, accrued liabilities of $39,353, accrued interest due to related parties of $13,043, loans from shareholders of $547,261, amounts due to related parties of $1,019,936 and convertible debentures of $455,082. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties, the issuance of $178,000 of Convertible Debentures, the issuance of a Secured Note and the result of the acquisition of DML.

At June 30, 2014, the Company had negative working capital of $1,556,186 and an accumulated deficit of $3,869,097.

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

Net cash used in operating activities

For the six month period ended June 30, 2014, the Company used cash of $556,809 (June 30, 2013: $298,178) in operating activities to fund administrative and marketing. The increase is attributable to the increase in operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the six month period ended June 30, 2014, net cash used in investing activities was $55,584 (June 30, 2013: $19,477) attributable to trademarks and website development. For the six month period ended June 30, 2013, net cash used in investing was $19,447 attributable to a factoring loan advance.

Net cash flow from financing activities

Net cash provided by financing activities for the six month period ended June 30, 2014 was $317,310, compared to $282,997 for the six month period ended June 30, 2013. The increase was attributable to the proceeds from the sale of convertible debentures, proceeds from Common Share subscriptions and the issuance of a Secured Note (see “Secured Promissory Note”). The Company also retired a revolving credit note due to a related party in the principal amount of $225,000, together with the accrued and unpaid interest.

Secured Promissory Note

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $19,128 during the six months ended June 30, 2014 (June 30, 2013: $nil) on the Secured Note which is included in accrued liabilities and which remains unpaid as of the date of issuance of these unaudited condensed consolidated financial statements.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated financial statements, at June 30, 2014, the Company has an accumulated deficit of $3,869,097 and a working capital deficiency of $1,556,186 and negative cash flows from operating activities of $556,809 for the six months ended June 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the six months ended June 30, 2014, the Company has updated its policy on Advertising Costs and added a new policy for Goodwill. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The Company has identified certain accounting policies that are most important to the portrayal of the current financial condition and results of operations. The Company’s significant accounting policies are disclosed in notes to the unaudited condensed consolidated financial statements. Several of those critical accounting policies are as follows:

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

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these unaudited condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at June 30, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Cash and cash equivalents and funds held in trust are reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, loans receivable, accounts payable, accrued liabilities, and loans payable are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the six month period ended June 30, 2014, $136,200 in production costs were incurred and have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, no production costs were expensed during the period.  The Company expenses all other advertising costs as incurred. During the six month period ended June 30, 2014, the Company expensed $144,811 (June 30, 2013: $21,994) as corporate promotions.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

Comprehensive Income or Loss

The Company reports comprehensive income or loss in its unaudited condensed consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities

Use of Estimates

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of June 30, 2014 due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Current Report on Form 8-K, except for the following:

On May 30, 2014, the Company issued 845,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $84,500 in advertising production costs owing to unrelated parties.

On May 30, 2014, the Company issued 92,500 Common Shares at a price of $0.19 per Common Share, as a settlement of $17,500 in consulting fees owing to unrelated parties.

On May 30, 3014, the Company issued 714,286 Common Shares at a price of $0.07 per Common Share, as a result of the election to convert $50,000 of the Convertible Debentures on April 15, 2014.

On June 2, 2014, the Company issued 55,000 Common Shares at a price of $0.25 per Common Share, as a settlement of $13,750 in consulting fees owing to unrelated parties.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 2, 2014, the Company issued 500,000 Common Shares at a price of $0.11 per Common Share, as a result of the acquisition of DML. The Company issued these Common Shares in reliance upon the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

GILLA INC.
(Registrant)

August 14, 2014	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer andDirector

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Principal Accounting Officer