Form 10-Q
period 2014-09-30
GILLA INC.
filed 2014-11-18
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-28107

Commission File Number: 000-28107

GILLA INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0335710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15540 Biscayne Blvd, North Miami, Florida	33160
(Address of Principal Executive Offices)	(Zip Code)

(416) 843-2881
Registrant’s telephone number, including area code

112 North Curry Street
Carson City, NV 89703
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

86,486,825 Common Shares, $0.0002 Par Value, were issued and outstanding as of November 17, 2014.

GILLA, INC.

Gilla Inc.
Condensed Consolidated Balance Sheets
 (Amounts expressed in US Dollars)

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,140	$355,860
Funds held in trust (note 11)	-	20,000
Accounts receivable	492,076	100
Inventory (note 6)	141,851	90,914
Prepaid expenses and vendor deposits	182,859	15,199
Total current assets	823,926	482,073

Property and equipment (note 7)	2,364	3,882
Website development	99,989	42,789
Trademarks	8,212	-
Total long term assets	110,565	46,671

Total assets	$934,491	$528,744

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$494,415	$125,163
Accrued liabilities	78,421	56,838
Accrued interest - related parties (note 15)	21,858	78,838
Loans from shareholders (note 8)	625,320	20,615
Due to related parties (note 15)	836,522	767,426
Note payable, related party (note 10)	-	225,000
Credit facility (note 9)	400,986	-
Total current liabilities	2,457,522	1,273,880

Long term liabilities
Deferred payables (note 15)	100,000	-
Convertible debentures to be issued (note 11)	-	45,000
Convertible debentures (note 11)	289,294	434,514
Total long term liabilities	389,294	479,514

Total liabilities	2,846,816	1,753,394

Going concern (note 2)
Commitments and contingencies (note 16)
Related party transactions (note 15)
SHAREHOLDERS’ DEFICIENCY
Common stock (note 12)
$0.0002 par value, 300,000,000 common shares authorized; 73,816,687 and 67,066,977 common shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	14,764	13,413
Additional paid-in capital	2,368,783	1,285,637
Shares to be issued (note 14)	996,235	37,500
Accumulated deficit	(5,420,557)	(2,605,961)
Accumulated other comprehensive income	128,450	44,761
Total shareholders’ deficiency	(1,912,325)	(1,224,650)

Total liabilities and shareholders’ deficiency	$934,491	$528,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Sales revenue	$519,579	$27,936	$544,287	$27,936
Cost of goods sold	426,922	23,325	464,673	23,325
Gross profit (loss)	92,657	4,611	79,614	4,611

Consulting revenue	6,311	-	26,737	-

Operating expenses
Administrative	447,102	212,579	1,197,487	435,891
Consulting fees - related parties (note 15)	158,598	178,963	472,579	501,601
Depreciation	493	372	2,294	1,053
Loss on sale of fixed asset	661	-	661	-
Bad debt expense (note 4)	19,523	-	19,523	-
Impairment of inventory (note 6)	42,638	-	42,638	-
Total operating expenses	669,015	391,915	1,735,182	938,545

Loss from operations	(570,047)	(387,304)	(1,628,831)	(933,934)

Other income (expenses):
Foreign exchange	(21,799)	9,063	(33,964)	2,532
Gain (loss) on loan receivable written off (note 5)	(86,615)	-	(66,748)	(21,405)
Loss on settlement of debt	-	-	(27,560)	-
Impairment of goodwill (note 4)	(167,538)	-	(167,538)	-
Amortization of debt discount	(634,212)	-	(704,780)	-
Interest expense, net	(71,249)	(35,149)	(185,175)	(78,108)

Total other expenses	(981,413)	(26,086)	(1,185,765)	(96,981)

Net loss before income taxes	(1,551,460)	(413,390)	(2,814,596)	(1,030,915)
Income taxes	-	-	-	-
Net loss	$(1,551,460)	$(413,390)	$(2,814,596)	$(1,030,915)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.022)	$(0.007)	$(0.040)	$(0.017)

Weighted average number of shares outstanding (basic and diluted)	71,022,411	62,481,032	69,548,145	62,346,266

Comprehensive loss:	-	-	-	-
Net loss	$(1,551,460)	$(413,390)	$(2,814,596)	$(1,030,915)

Foreign exchange translation adjustment	84,055	(17,242)	83,689	20,472

Comprehensive loss	$(1,467,405)	$(430,632)	$(2,730,907)	$(1,010,443)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficiency
 (Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares to be	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Income	Total

Balance, December 31, 2013 (audited)	67,066,977	$13,413	$1,285,637	$37,500	$(2,605,961)	$44,761	$(1,224,650)

Common shares issued for settlement of consulting fees at fair value on January 8, 2014	200,000	40	37,960	(10,000)	-	-	28,000

Common shares issued for cash at $0.035 per share on January 8, 2014	500,000	100	17,400	(17,500)	-	-	-

Common shares issued for settlement of consulting fees at $0.1426 per share on March 28, 2014	280,433	56	39,944	(10,000)	-	-	30,000

Common shares issued for settlement of consulting fees at $0.1293 per share on March 28, 2014	270,597	54	34,946	-	-	-	35,000

Common shares issued for settlement of advertising production costs at $0.10 per share on May 30, 2014	845,000	169	84,331	-	-	-	84,500

Common shares issued for settlement of consulting fees at $0.19 per share on May 30, 2014	92,500	19	17,481	-	-	-	17,500

Common shares issued for conversion of convertible debentures at $0.07 per share on May 30, 2014	714,286	143	49,857	-	-	-	50,000

Common shares issued for acquisition of subsidiary at $0.11 per share on June 2, 2014	500,000	100	54,900	-	-	-	55,000

Common shares issued for settlement of consulting fees at $0.25 per share on June 2, 2014	55,000	11	13,739	-	-	-	13,750

Common shares issued for cash at $0.15 per share on July 25, 2014	1,401,333	280	209,920	-	-	-	210,200

Common shares issued for settlement of consulting fees at $0.18 per share on July 29, 2014	300,000	60	53,940	-	-	-	54,000

Common shares issued for settlement of a shareholder loan at $0.15 per share on August 15, 2014	10,919	2	1,636	-	-	-	1,638

Common shares issued for settlement of consulting fees at $0.15 per share on September 17, 2014	182,749	37	27,375	-	-	-	27,412

Common shares issued for cash at $0.15 per share on September 29, 2014	1,333,334	267	199,733	-	-	-	200,000

Common shares issued for settlement of consulting fees at $0.236 per share on September 30, 2014	63,559	13	14,987	-	-	-	15,000

Common share subscription for settlement of consulting fees at $0.165 per share	-	-	-	10,000	-	-	10,000

Common shares to be issued on conversion of convertible debentures	-	-	-	800,000	-	-	800,000

Common shares subscription for settlement of interest payable on convertible debentures at $0.15 per share	-	-	-	78,559	-	-	78,559

Common share subscription for settlement of related party consulting fees at $0.15 per share	-	-	-	107,676	-	-	107,676

Stock based compensation	-	-	46,997	-	-	-	46,997

Embedded conversion feature of convertible debentures	-	-	178,000	-	-	-	178,000

Foreign currency translation gain	-	-	-	-	-	83,689	83,689

Net loss	-	-	-	-	(2,814,596)	-	(2,814,596)

Balance, September 30, 2014 (unaudited)	73,816,687	$14,764	$2,368,783	$996,235	$(5,420,557)	$128,450	$(1,912,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gilla Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Amounts Expressed in US Dollars)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(2,814,596)	$(1,030,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,294	1,053
(Gain) loss on loan receivable written-off	66,748	21,405
Amortization of debt discount	704,780	-
Stock based compensation	46,997	-
Loss on sale of fixed asset	661	-
Bad debt expense	19,523	-
Impairment of inventory	42,638	-
Impairment of goodwill	167,538	-
Loss on settlement of debt	27,560	-
Common shares issued for services	120,000	-
Changes in operating assets and liabilities
Accounts receivable	(437,366)	-
Funds held in trust	20,000	-
Prepaid expenses and vendor deposits	(52,550)	549
Inventory deposit	-	(81,751)
Inventory	(35,183)	(17,233)
Accounts payable	230,422	92,010
Accrued liabilities	22,587	29,231
Related party payables	533,859	388,023
Accrued interest-related party	(56,844)	53,926
Net cash used in operating activities	(1,390,932)	(543,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	-	(19,477)
Trademarks	(8,212)	-
Disposal (addition) of capital assets	2,304	(600)
Website development	(57,200)	-
Net cash used in investing activities	(63,108)	(20,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from Drinan Marketing Ltd.	8,812	-
Proceeds from credit facility	400,986	-
Loans to subsidiary prior to acquisition	(109,978)	-
Shareholder loan received (paid)	605,576	-
Net proceeds from related parties	(153,167)	359,867
Proceeds from note payable	-	200,000
Repayment of related party note payable	(225,000)	-
Repayment of debt	-	(84,265)
Proceeds from sale of convertible debentures	80,000	275,000
Proceeds from common share subscriptions	410,200	9,677
Net cash provided by financing activities	1,017,429	760,279
Effect of exchange rate changes on cash	87,891	2,127

Net increase in cash	$(348,720)	$198,627

Cash at beginning of year	355,860	11,444

Cash at end of year	$7,140	$210,071

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$148,739	$-
Cash paid for income taxes	$-	$-

Non cash financing activities:
Convertible debentures issued for settlement of related party and shareholder loans	$53,000	$-
Common Stock issued in settlement of loans	$-	$98,700
Common stock issued for payment of consulting fees payable	$178,912	$50,000
Debentures issued for settlement of consulting fees payable	$-	$50,000
Common stock issued in settlement of shareholder loans	$1,638	$-
Debentures issued for settlement of loans	$-	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2014
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

On November 21, 2012, the Company closed the acquisition of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 29,766,667 Common Shares (as defined in note 12) of the Registrant.

Prior to the acquisition, the Company was a mineral-property development company specializing in acquiring and consolidating mineral properties with production potential and future growth through its exploration activities and its discoveries. Acquisition and development emphasis was focused on properties containing gold and other strategic minerals that were located in Africa.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes (“E-cigarettes”) in Ireland.  The Company issued to the sellers 500,000 Common Shares valued at $0.11 per share and warrants for the purchase of 1,000,000 Common Shares of the Company. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation by reason of its liabilities.

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company has a two-pronged business model: white-label solutions, including branding, marketing and sales support; and e-commerce solutions like Charlie’s Club, a members-only online e-cigarette monthly subscription service featuring free hardware and no contracts.

2. GOING CONCERN UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated financial statements, at September 30, 2014, the Company has an accumulated deficit of $5,420,557, a working capital deficiency of $1,633,596 and negative cash flows from operating activities of $1,390,932 for the nine months ended September 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the nine months ended September 30, 2014, the Company has updated its policy on Advertising Costs and added a new policy for Goodwill. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a) Basis of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Drinan Marketing Ltd.; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated financial statements.

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

(c) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at September 30, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

(e) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the nine month period ended September 30, 2014, $136,200, in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the period representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the nine month period ended September 30, 2014, the Company expensed $252,359 (September 30, 2013: $57,330) as corporate promotions.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

4. BUSINESS COMBINATION

On February 28, 2014, the Company closed the acquisition of all the issued and outstanding shares of DML, a private limited company organized under the laws of Ireland. DML is engaged in the sales and distribution of E-cigarettes in Ireland.  The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$8,828
Receivables	112,460
Inventory	60,777
Loan receivable	84,936
Fixed, assets	3,826
Goodwill	167,538
Total assets acquired	$438,365

Liabilities assumed:	-
Accounts payable	$253,247
Loans payable	130,118
Total liabilities assumed	$383,365

Consideration - 500,000 Common Shares	$55,000

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

On October 6, 2014, the Company’s wholly owned subsidiary DML held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that DML, by reason of its liabilities, be wound up by way of a voluntary liquidation and that Mr. Aengus Burns of the accounting firm of Grant Thorton and Mr. Patric Black of the accounting firm of CB Accounting Services be appointed as joint liquidators for the purposes of the winding up of DML.

During the three month period ended September 30, 2014, as a result of DML’s expected voluntary liquidation by reason of its liabilities, the Company reflected a non cash charge of $167,538 as impairment of goodwill related to its investment in DML to reduce the carrying value of DML.  Further, the Company wrote off $19,523 of uncollectible DML receivables and recorded a bad debt expense of $19,523 for the three month period ended September 30, 2014.

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

During the three month period ended September 30, 2014, as a result of DML’s expected voluntary liquidation by reason of its liabilities, the Company wrote off the entire loan receivable from the previous shareholder of DML and recorded a loss on loan receivable of $86,615. During the nine months ended September 30, 2014, the Company recorded a loss on loan receivable of $66,748 as a result of the net effect of the $19,867 gain recognized in the three months ended March 31, 2014 and the $86,615 loss recognized in the three months ended September 30, 2014.

6. INVENTORY

Inventory consists of the following:

	September 30, 2014	December 31, 2013
E-cigarettes and accessories	$125,366	$74,419
Packaging	16,485	16,495
	$141,851	$90,914

During the three and nine month period ended September 30, 2014, as a result of DML’s expected voluntary liquidation by reason of its liabilities, the Company recognized a 30% allowance on DML’s inventory and recorded an impairment expense of $42,638. The Company recorded this allowance to adjust for the realizable value of the inventory.

7. PROPERTY AND EQUIPMENT

	September 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net	Net
Computer hardware	$3,464	$1,907	$1,557	$1,439
Furniture and equipment	2,523	1,716	807	2,443
				-
	$5,987	$3,623	$2,364	$3,882

Depreciation expense for the nine months ended September 30, 2014 and 2013 amounted to $2,294 and $1,053 respectively.

8. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders at September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014	December 31, 2013
Non-interest bearing, unsecured, no specific terms of repayment	$5,096	$6,512
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 18, 2014	100,000	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on August 13, 2014	520,224	-
Bears interest of 1% per month on a cumulative basis, secured by the assets of the Company, no specific terms of repayment	-	14,103
	$625,320	$20,615

During the nine months ended September 30, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest.  The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 11).

The Company accrued interest of $172 during the nine months ended September 30, 2014 (September 30, 2013: $15,399) on this loan.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. Subsequent to September 30, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $31,330 during the nine months ended September 30, 2014 (September 30, 2013: $nil) on the Secured Note which is included in accrued liabilities.

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. Subsequent to September 30, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016.

The Company accrued interest of $2,111 during the nine months ended September 30, 2014 (September 30, 2013: $nil) on the Secured Note No. 2 which is included in accrued liabilities.

On August 15, 2014, the Company settled CAD $1,500 of non-interest bearing shareholder loans with the issuance of 10,919 Common Shares of the Company.

9. CREDIT FACILITY

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Credit Lender”), whereby the Credit Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Lender, each having committed to provide ten percent of the principal amount of the Credit Facility.

During the nine months ended September 30, 2014, the Company was advanced $400,986 (CAD $449,083) from the Credit Facility for the purchase of inventory including $80,229 (CAD $89,852) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the period ended September 30, 2014, the Company paid $1,107 in standby fees and $6,050 in interest as a result of the Credit Facility.

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

During the nine months ended September 30, 2014, the Company accrued $1,638 of interest on the Credit Note (September 30, 2013:$11,758). At the repayment date, the accrued interest on the Credit Note was $17,015.

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

On December 23, 2013, the Company issued a $200,000 Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Related Party Note (note 11).  Upon settlement of the Related Party Note, the establishment fee of 2.0% was waived by the related party.

11. CONVERTIBLE DEBENTURES

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of unsecured subordinated convertible debentures (the “Convertible Debentures”), respectively. The Convertible Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Convertible Debentures are convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Convertible Debentures issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders (note 8) and $50,000 was issued in settlement of loans from related parties (note 15).

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the nine months ended September 30, 2014, the Company recorded interest expense in the amount of $704,780 related to debt discount, which includes $661,522 related to the conversion of Convertible Debentures in the aggregate amount of $850,000.

On April 15, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $50,000 into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering. On May 30, 2014, the Company issued 714,286 Common Shares on the conversion of the Convertible Debentures.

On September 30, 2014, the Company received forms of election whereby holders of the Convertible Debenture elected to convert a total of $800,000 into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering.  On November 4, 2014, the Company issued 11,428,572 Common Shares on the conversion of the Convertible Debentures.

During the nine month period ended September 30, 2014, the Company settled $78,559 in interest payable on the Convertible Debentures with 523,726 Common Shares of the Company which were issued on November 4, 2014.

12. COMMON STOCK

The Company is authorized to issue 300,000,000 Common Shares of $0.0002 par value common stock (the “Common Shares”). As at September 30, 2014 and December 31, 2013, 73,816,687 and 67,066,977 Common Shares were issued and outstanding, respectively.

During the nine months ended September 30, 2014, the Company:

●
Issued 200,000 Common Shares at a fair value of $0.19 per share for settlement of $10,000 in consulting fees owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $38,000. The balance of $28,000 represents a loss on the settlement;

●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 845,000 Common Shares valued at $0.10 per share for settlement of $84,500 owing as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 714,286 Common Shares valued at $0.07 per share as a result of the conversion of $50,000 of Convertible Debentures;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.;
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party;
●	Issued 2,734,667 Common Shares valued at $0.15 per share for cash proceeds of $410,200;
●	Issued 300,000 Common Shares valued at $0.18 per share as a prepayment of $54,000 in consulting fees to an unrelated party;
●	Issued 10,919 Common Shares valued at $0.15 per share for settlement of $1,638 of shareholder loans;
●	Issued 182,749 Common Shares valued at $0.15 per share for settlement at $27,412 in consulting fees owing to a related party; and
●	Issued 63,559 Common Shares at $0.236 as compensation for $15,000 in consulting fees to an unrelated party.

During the year ended December 31, 2013 the Company:

●	Issued 276,485 Common Shares valued at $0.035 per share for cash proceeds of $9,677;
●	Issued 942,784 Common Shares at an average price of $0.053 per share for settlement of $50,000 in consulting fees owing to an unrelated party;
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

●	Issued 50,000 Common Shares valued at $0.05 per share for cash proceeds of $2,500;
●	Issued 400,000 Common Shares valued at $0.05 per share for settlement of $20,000 in consulting fees owing to unrelated parties; and
●	Issued 300,000 Common Shares valued at $0.0583 per share for settlement of $17,500 in consulting fees owing to unrelated parties.

13. WARRANTS

The following schedule summarizes the outstanding warrants at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	-	$-	1,516,667	$0.10
Issued	1,260,640	0.26	-	-
Expired	-	-	(1,516,667)	(0.10)
End of year	1,260,640	$0.26	-	$-

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

The Company previously estimated the probability of DML achieving the vesting provision (cumulative E-cigarette sales revenue of $1,500,000) to be 100%. The probability weighted fair value of the Warrants is being amortized and recorded as stock based compensation expense using the percentage of the total vesting provision achieved in each quarter based on sales revenue. During the six months ended June 30, 2014, the Company expensed $2,665 in stock based compensation.  The Company has since placed DML into voluntary liquidation, and as a result, the probability of achieving the vesting provision is now 0%, and the Company has therefore reversed the stock compensation expense.

(b) On July 25, 2014, and in connection to the private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

The fair value of these issued warrants of $2,615 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.32%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	247%
Dividend yield	Nil

The Company fully expensed the value of the warrants in stock based compensation which has been recorded as an administrative expense.

(c) On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share.

The fair value of these issued warrants of $44,382 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.90%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	360%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Credit Facility.  During the nine months ended September 30, 2014, the Company expensed $7,397 in stock based compensation which has been recorded as an administrative expense.

(d) During fiscal 2012, the Company issued warrants to acquire 1,516,667 Common Shares. These warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one Common Share of the Company and one half purchase warrant. Each warrant entitled the holder to acquire one Common Share of the Company at a price of $0.10 per share. The warrants expired 6 months from the date of issuance.

The fair value of these issued warrants of $18,835 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.09%
Expected life	6 months
Estimated volatility in the market price of the Common Shares	461%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

14. SHARES TO BE ISSUED

At September 30, 2014, the Company had $996,235 in unissued share liability consisting of the following:

●	The Company settled $10,000 in consulting fees payable to an unrelated party with 60,606 Common Shares valued at $0.165, the Common Shares remain unissued;
●
The Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $800,000 into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering.   On November 4, 2014, the 11,428,572 Common Shares were issued;

●	The Company settled $78,559 in interest payable on the Convertible Debentures with 523,726 Common Shares valued at $0.15, the Common Shares were issued on November 4, 2014; and
●	The Company settled $107,676 in consulting fees payable to related parties with 717,840 Common Shares valued at $0.15, the Common Shares were issued on November 4, 2014.

At December 31, 2013, the Company had $37,500 in unissued share liability, consisting of the following:

●	The Company settled $10,000 in consulting fees payable to an unrelated party with 200,000 Common Shares valued at $0.05, the Common Shares were issued on January 8, 2014;
●	The Company received $17,500 in cash for the purchase of 500,000 Common Shares valued at $0.035, the Common Shares were issued on January 8, 2014; and
●	The Company settled $10,000 in consulting fees payable to an unrelated party with 70,423 Common Shares valued at $0.142, the Common Shares were issued on March 28, 2014.

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

Advances from related parties during the nine months ended September 30, 2014 and year ended December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Advances by Officers of the Company, two of which are also Directors	$131,324	$226,430
Advances by a corporation owned by two Officers of the Company, one of which is also a Director	430,125	255,215
Advances by persons related to an Officer and Director of the Company	51,756	55,907
Advances by Officers of the Company one of which is also a Director, bears interest at 1.5% per month	195,933	214,265
Advances by a corporation related by virtue of common Officers and Directors of the Company	26,900	15,609
Advances by Directors of the Company	484	-
	$836,522	$767,426

During the nine months ended September 30, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Convertible Debenture (note 11).

During the nine months ended September 30, 2014, the Company settled $220,075 of the loans owing to an Officer and Director of the Company with cash.

During the nine months ended September 30, 2014, the Company deferred $100,000 of amounts owing to an Officer and Director of the Company.  The deferred amount is non-interest bearing and payable on January 1, 2016.

(b)	Interest accrued to related parties during the nine months ended September 30, 2014 and year ended December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013

Interest accrued on advances by Officers of the Company, one of which is also a Director	$19,052	$57,461
Interest accrued on Related Party Note (note 10)	-	6,000
Interest accrued on Credit Note (note 10)	-	15,377
	$19,052	$78,838

c)	Transactions with related parties during the periods ended September 30, 2014 and 2013 were as follows:

During the nine months ended September 30, 2014, the Company expensed $11,541 in rent expense payable to a corporation related by virtue of a common Officer of the Company. The Company also expensed $202,418 in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the nine months ended September 30, 2014 and 2013, the Company expensed consulting fees payable to related parties as follows:

	September 30, 2014	September 30, 2013
Directors	$92,950	$133,230
Officers	-	58,334
Corporation owned by two Officers, one of which is also a Director	326,162	243,640
Persons related to an Officer and Director	53,467	66,397
	$472,579	$501,601

16. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $799. The lease expires on October 31, 2014. Minimum annual lease payments are as follows:

December 31, 2014	$799
$799

b) Rental Leases

Effective August 15, 2014, the Company entered into an operating lease agreement for a rental premises in Miami, Florida, USA. The terms of this agreement are to be for a period of 2 years commencing on August 15, 2014 and ending August 14, 2016 with payments made monthly and annual rent in year 1 of $28,020 and year 2 of $30,420. The landloard waived and forgave payment for the first month of the operating lease as part of the agreement. The Company has a one time option to extend the lease for an additional 2 year period with an annual rent increase of $1,200 per each year of the extended term.

December 31, 2014	$9,340
December 31, 2015	29,020
December 31, 2016	17,745
$56,105

Effective September 17, 2014, the Company entered into a rental lease agreement for a rental premises in Dublin, Ireland. The terms of this agreement are for a period of 1 year commencing on September 17, 2014 and ending on September 16, 2015 with payments made monthly and annual rent in the 1 year of EUR 22,200.

December 31, 2014	$9,345
December 31, 2015	18,689
$28,034

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2014.

d) Consulting Agreement

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at September 30, 2014, the Company included $17,235 in inventory purchased in a foreign currency on its balance sheet.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

18. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes, vaporizers, e-liquids and accessories in North America and Ireland.  At September 30, 2014 and December 31, 2013, total assets by geographic location are as follows:

	September 30, 2014	December 31, 2013
Canada	$6,740	$3,960
United States	408,128	524,784
Ireland	519,623	-
	$934,491	$528,744

During the nine month period ended September 30, 2014 and 2013, total revenues by geographic location are as follows:

	September 30, 2014	September 30, 2013
Canada	$-	$-
United States	8,921	27,936
Ireland	562,103	-
	$571,024	$27,936

19. SUBSEQUENT EVENTS

On October 6, 2014, the Company’s wholly owned subsidiary DML held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that DML, by reason of its liabilities, be wound up by way of a voluntary liquidation and that Mr. Aengus Burns of the accounting firm of Grant Thorton and Mr. Patric Black of the accounting firm of CB Accounting Services be appointed as joint liquidators for the purposes of the winding up of DML.

On October 7, 2014, Dr. Blaise A. Aguirre and Mr. Christopher Rich were appointed as members of the Board of Directors of the Company.

On November 4, 2014, the Company issued 11,428,572 Common Shares at a price of $0.07 per Common Share, as a result of elections to convert $800,000 of the Convertible Debentures.

On November 4, 2014, the Company issued 523,726 Common Shares at a price of $0.15 per Common Share, as settlements of $78,559 in interest payable on the Convertible Debentures.

On November 4, 2014, the Company issued 717,840 Common Shares at a price of $0.15 per Common Share, as a settlement of $107,676 in consulting fees owing to related parties.

On November 10, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $275,000 of the Unsecured Subordinated Convertible Debentures into Common Shares of the Company pursuant to the Convertible Debenture Offering. These shares remain unissued.

On November 10, 2014, the Company settled $58,893 in interest payable to a shareholder on their Convertible Debenture, Secured Note and Secured Note No.2 and agreed to issue 392,622 Common Shares at a price of $0.15 per Common Share, such Common Shares remain unissued.

On November 10, 2014, the Company entered into an amendment with a shareholder (the “Secured Note Amendment”) whereby the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, whereby both parties agreed to extend the maturity date of both the Secured Note and the Secured Note No.2 to January 1, 2016, with all other terms of the respective notes remaining the same. The Secured Note Amendment also granted the shareholder an early repayment right to repay both the Secured Note and the Secured Note No.2 if the Company were to complete an equity raise greater or equal to one million dollars ($1,000,000) prior to the repayment of each of the respective notes. On November 10, 2014 and in connection to the Secured Note Amendment, the Company issued 250,000 warrants to purchase Common Shares of the Company at an exercise price of $0.20 per Common Share, such warrants expiring on January 1, 2016.

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

Overview

Gilla was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. Gilla’s address is 15540 Biscayne Blvd, North Miami, Florida 33160.

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids and accessories. An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company has a two-pronged business model: white-label solutions, including branding, marketing and sales support; and e-commerce solutions like Charlie’s Club, a members-only online e-cigarette monthly subscription service featuring free hardware and no contracts.

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

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum. On November 10, 2014, the Secured Note maturity date was extended until January 1, 2016.

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum. As of the date of this Report, the Company has not repaid the outstanding principal or accrued interest due under the Secured Note No.2. On November 10, 2014, the Secured Note No.2 maturity date was extended until January 1, 2016.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Credit Lender”), whereby the Credit Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per share. Furthermore, the Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Lender, each having committed to provide ten percent of the principal amount of the Credit Facility. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable.

Gilla Operations Worldwide Limited (“Gilla Worldwide”) was incorporated on August 25, 2014 under the laws of Ireland. Gilla Worldwide is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in Europe.

Gilla Franchises, LLC (“Gilla Franchises”) was incorporated on September 8, 2014 under the laws of the State of Florida. Gilla Franchises is a wholly-owned subsidiary of the Company.

Gilla Biscayne, LLC (“Gilla Biscayne”) was incorporated on September 8, 2014 under the laws of the State of Florida. Gilla Biscayne is a wholly-owned subsidiary of Gilla Franchises and, since its incorporation, has been the primary operating subsidiary for the Company’s first retail location in the United States.

Subsequent Events

On October 6, 2014, the Company’s wholly owned subsidiary Drinan Marketing Limited (“DML”) held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that DML, by reason of its liabilities, be wound up by way of a voluntary liquidation and that Mr. Aengus Burns of the accounting firm of Grant Thorton and Mr. Patric Black of the accounting firm of CB Accounting Services be appointed as joint liquidators for the purposes of the winding up of DML.

On October 7, 2014, Dr. Blaise A. Aguirre and Mr. Christopher Rich were appointed as members of the Board of Directors of the Company.

On November 10, 2014, the Company entered into an amendment with a shareholder (the “Secured Note Amendment”) whereby the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, whereby both parties agreed to extend the maturity date of both the Secured Note and the Secured Note No.2 to January 1, 2016, with all other terms of the respective notes remaining the same. The Secured Note Amendment also granted the shareholder an early repayment right to repay both the Secured Note and the Secured Note No.2 if the Company were to complete an equity raise greater or equal to one million dollars ($1,000,000) prior to the repayment of each of the respective notes. On November 10, 2014 and in connection to the Secured Note Amendment, the Company issued 250,000 warrants to purchase Common Shares of the Company at an exercise price of $0.20 per share, such warrants expiring on January 1, 2016.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

Revenue

For the three month period ended September 30, 2014, the Company generated $519,579 in revenues from the white label sales of E-cigarettes, vaporizers, e-liquids and accessories as compared to $27,936 in revenues for the three month period ended September 30, 2013. For the three month period ended September 30, 2014, the Company also generated consulting revenue of $6,311 (as discussed below) for total revenues in the three month period ended September 30, 2014 of $525,890. As of September 30, 2014, the Company only operated one business segment, namely designing, marketing and distributing E-cigarettes, vaporizers, e-liquids and accessories in North America and Europe.

For the nine month period ended September 30, 2014, the Company generated $544,287 in revenues from the white label sales of E-cigarettes, vaporizers, e-liquids and accessories as compared to $27,936 in revenues for the nine month period ended September 30, 2013. For the nine month period ended September 30, 2014, the Company also generated consulting revenue of $26,737 (as discussed below) for total revenues in the nine month period ended September 30, 2014 of $571,024, of which, $8,921 of the total revenues was generated in the United States and the remaining $562,103 was generated in Ireland.

The Company’s cost of goods for the three month period ended September 30, 2014 was $426,922 which represents E-cigarette, vaporizer and e-liquid product and the related packaging as compared to $23,325 for the three month period ended September 30, 2013. Gross profit for the three month period ended September 30, 2014 was $92,657 as compared to $4,611 for the comparative period. The Company incurred higher than usual cost of goods sold in the three months ended September 30, 2014 due to one-time expenses related to packaging setup for new white label clients and the additional cost of goods for a white label client who was not invoiced prior to September 30, 2014.

The Company’s cost of goods for the nine month period ended September 30, 2014 was $464,673 which represents E-cigarette, vaporizer and e-liquid product and the related packaging as compared to $23,325 for the nine month period ended September 30, 2013. Gross profit for the nine month period ended September 30, 2014 was $79,614 as compared to $4,611 for the comparative period. The Company incurred higher than usual cost of goods sold in the nine months ended September 30, 2014 due to one-time expenses related to packaging setup for a white label clients and the additional upfront costs for a white label client who was not invoiced prior to September 30, 2014.

During the three month period ended September 30, 2014, the Company’s Irish subsidiary, DML, generated $6,311 in revenues from consulting services provided to clients in the tobacco industry. During the nine month period ended September 30, 2014, the Company’s Irish subsidiary, DML, generated $26,737 in revenues from consulting services provided to clients in the tobacco industry.

Operating Expenses

For the three month period ended September 30, 2014, the Company incurred administrative expense of $447,102, consulting fees to related parties of $158,598, depreciation expense of $493, loss on sale of fixed asset of $661, bad debt expense of $19,523 and impairment of inventory expense of $42,638. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. As a result of the expected voluntary liquidation of DML, bad debt expense relates to the write off of uncollectible DML receivables and the impairment of inventory relates to the 30% allowance the Company expensed to adjust for the realizable value of DML’s inventory. Total operating expenses for the three month period ended September 30, 2014 were $669,015. For the three month period ended September 30, 2013, the Company incurred administrative expense of $212,579, consulting fees to related parties of $178,963 and depreciation expense of $372. Total operating expenses for the three month period ended September 30, 2013 were $391,915. The increase in administrative expense of $234,523 is attributable to the Company’s upfront investment to increase sales of E-cigarettes, vaporizers and e-liquids and the result of consulting expenses increasing due to the hiring of additional consultants. The decrease in consulting fees due to related parties of $20,365 is attributable to the effects of foreign exchange translation.

For the nine month period ended September 30, 2014, the Company incurred administrative expense of $1,197,487, consulting fees to related parties of $472,579, depreciation expense of $2,294, loss on sale of fixed asset of $661, bad debt expense of $19,523 and impairment of inventory expense of $42,638. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. As a result of the expected voluntary liquidation of DML, bad debt expense relates to the write off of uncollectible DML receivables and the impairment of inventory relates to the 30% allowance the Company expensed to adjust for the realizable value of DML’s inventory as a result of the expected voluntary liquidation of DML. Total operating expenses for the nine month period ended September 30, 2014 were $1,735,182. For the nine month period ended September 30, 2013, the Company incurred administrative expense of $435,891, consulting fees to related parties of $501,601 and depreciation expense of $1,053. Total operating expenses for the nine month period ended September 30, 2013 were $938,545. The increase in administrative expense of $761,596 is attributable to the Company’s upfront investment to grow sales of E-cigarettes, vaporizers and e-liquids and the result of consulting expenses increasing due to the hiring of additional consultants. The decrease in consulting fees due to related parties of $29,022 is attributable to the effects of foreign exchange translation.

Loss from Operations

For the three month period ended September 30, 2014 the Company incurred a loss from operations of $570,047 as compared to a loss from operations of $387,304 for the three month period ended September 30, 2013 due to the reasons discussed above.

For the nine month period ended September 30, 2014 the Company incurred a loss from operations of $1,628,831 as compared to a loss from operations of $933,934 for the nine month period ended September 30, 2013 due to the reasons discussed above.

Other Expenses

For the three month period ended September 30, 2014, the Company incurred a foreign exchange loss of $21,799, amortization of debt discount of $634,212, impairment of goodwill of $167,538, loss on loan receivable of $86,615 and interest expense of $71,249. For the three month period ended September 30, 2013, the Company incurred a foreign exchange gain of $9,063 and interest expense of $35,149. For the three month period ended September 30, 2014, the Company incurred total other expenses of $981,413 as compared to $26,086 for the three month period ended September 30, 2013.

For the nine month period ended September 30, 2014, the Company incurred a foreign exchange loss of $33,964, amortization of debt discount of $704,780, impairment of goodwill of $167,538, loss on loan receivable of $66,748, loss on settlement of debt of $27,560 and interest expense of $185,175. The amortization of debt discount for the nine month period ended September 30, 2014 of $704,780 included $661,522 related to the conversion of Unsecured Subordinated Convertible Debentures (the “Convertible Debentures”) in the aggregate amount of $850,000. Due to DML’s expected voluntary liquidation, the Company reflected a non cash charge of $167,538 as impairment of goodwill related to its investment in DML to reduce the carrying value of DML. Additionally, the Company also wrote off the entire loan receivable from the previous shareholder of DML and recorded a loss on loan receivable of $66,748 for the nine month period ended September 30, 2014 which was the net effect of the $19,867 gain recognized in the three months ended March 31, 2014 and the $86,615 loss recognized in the three months ended September 30, 2014. For the nine month period ended September 30, 2013, the Company incurred a foreign exchange gain of $2,532, loss on loan receivable written off of $21,405 and interest expense of $78,108. For the nine month period ended September 30, 2014, the Company incurred total other expenses of $1,185,765 as compared to $96,981 for the nine month period ended September 30, 2013.

Net Loss and Comprehensive Loss

Net loss amounted to $1,551,460 for the three month period ended September 30, 2014 compared to a loss of $413,390 for the three month period ended September 30, 2013. The increase in net loss is primarily attributable to increases in administrative expenses due to the Company’s focus on generating sales, an increase in interest expense, amortization of debt discount expense and the expenses relating to the liquidation of DML which include the impairment of inventory expense, bad debt expense, loss on loan receivable and the impairment of goodwill.

Net loss amounted to $2,814,596 for the nine month period ended September 30, 2014 compared to a loss of $1,030,915 for the nine month period ended September 30, 2013. The increase in net loss is primarily attributable to increases in administrative expenses due to the Company’s focus on generating sales, an increase in interest expense, amortization of debt discount expense, losses on settlement of debt and the expenses relating to the liquidation of DML which include the impairment of inventory expense, bad debt expense, loss on loan receivable and the impairment of goodwill.

Comprehensive loss amounted to $1,467,405 for the three month period ended September 30, 2014 compared to a loss of $430,632 for the three month period ended September 30, 2013. Comprehensive loss amounted to $2,730,907 for the nine month period ended September 30, 2014 compared to a loss of $1,010,443 for the nine month period ended September 30, 2013. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars and EUROS to U.S. Dollars.

Inflation

Through the period covered by this Report, inflation has not had a significant impact on the Company’s net sales and revenues and on income from continuing operations.

Liquidity and Capital Resources

As at September 30, 2014, the Company had total assets of $934,491 (December 31, 2013: $528,744) consisting of cash and cash equivalents of $7,140, accounts receivable of $492,076, inventory of $141,851, prepaid expenses and vendor deposits of $182,859, property and equipment of $2,364, website development of $99,989 and trademarks of $8,212. The increase in assets at September 30, 2014 from December 31, 2013, is primarily the result of accounts receivable from the Company’s white label clients, increased inventory, increased prepaid expenses and vendor deposits, and capitalized website development costs incurred in the website application and infrastructure development stage.

As at September 30, 2014, the Company had total liabilities of $2,846,816 (December 31, 2013: $1,753,394) consisting of accounts payable of $494,415, accrued liabilities of $78,421, accrued interest due to related parties of $21,858, loans from shareholders of $625,320, amounts due to related parties of $836,522, advances on credit facility of $400,986, deferred payables of $100,000 and convertible debentures of $289,294. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties, advances on credit facility, increased loans from shareholders with the issuance of the Secured Note and the Secured Note No.2.

At September 30, 2014, the Company had negative working capital of $1,633,596 and an accumulated deficit of $5,420,557.

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

Net cash used in operating activities

For the nine month period ended September 30, 2014, the Company used cash of $1,390,932 (September 30, 2013: $543,702) in operating activities to fund administrative and marketing. The increase is attributable to the increase in operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the nine month period ended September 30, 2014, net cash used in investing activities was $63,108 (September 30, 2013: $20,077) attributable to trademarks, website development and disposal of capital assets. For the nine month period ended September 30, 2013, net cash used in investing was $20,077 attributable to a factoring loan advance and an addition of capital assets.

Net cash flow from financing activities

Net cash provided by financing activities for the nine month period ended September 30, 2014 was $1,017,429, compared to $760,279 for the nine month period ended September 30, 2013. The increase was attributable to the proceeds from the sale of convertible debentures, proceeds from Common Share subscriptions, issuance of a Secured Note (see “Secured Note”), issuance of a Secured Note No.2 (see “Secured Note No.2”) and advances from the Credit Facility (see “Credit Facility”). The Company also retired a revolving credit note due to a related party in the principal amount of $225,000, together with the accrued and unpaid interest.

Secured Note

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. Subsequent to September 30, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $31,330 during the nine months ended September 30, 2014 (September 30, 2013: $nil) on the Secured Note which is included in accrued liabilities.

Secured Note No.2

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. Subsequent to September 30, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016.

The Company accrued interest of $2,111 during the nine months ended September 30, 2014 (September 30, 2013: $nil) on the Secured Note No. 2 which is included in accrued liabilities.

Credit Facility

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Credit Lender”), whereby the Credit Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Lender, each having committed to provide ten percent of the principal amount of the Credit Facility.

During the nine months ended September 30, 2014, the Company was advanced $400,986 (CAD $449,083) from the Credit Facility for the purchase of inventory including $80,229 (CAD $89,852) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the period ended September 30, 2014, the Company paid $1,107 in standby fees and $6,050 in interest as a result of the Credit Facility.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated financial statements, at September 30, 2014, the Company has an accumulated deficit of $5,420,557, a working capital deficiency of $1,633,596 and negative cash flows from operating activities of $1,390,932 for the nine months ended September 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. During the nine months ended September 30, 2014, the Company has updated its policy on Advertising Costs and added a new policy for Goodwill. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

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

Basis of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Drinan Marketing Ltd.; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated financial statements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at September 30, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the nine month period ended September 30, 2014, $136,200, in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the period representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the nine month period ended September 30, 2014, the Company expensed $252,359 (September 30, 2013: $57,330) as corporate promotions.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of September 30, 2014 due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Current Report on Form 8-K, except for the following:

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per share for aggregate gross proceeds of $210,200. Of the total gross proceeds of the private placement, $190,250 was received prior to the quarter ended June 30, 2014 and booked as unissued share liability as at June 30, 2014. On July 25, 2014 and in connection to the private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per share, as a prepayment of $54,000 in consulting fees to an unrelated party.

On August 15, 2014, the Company issued 10,919 Common Shares at a price of $0.15 per share, as a settlement of $1,638 of shareholder loans.

On September 17, 2014, the Company issued 182,749 Common Shares at a price of $0.15 per share, as a settlement of $27,412 in consulting fees owing to a related party.

On September 29, 2014, the Company issued and sold, on a private placement basis, 1,333,334 Common Shares at a price of $0.15 per share for aggregate gross proceeds of $200,000.

On September 30, 2014, the Company issued 63,559 Common Shares at a price of $0.236 per share, as compensation for $15,000 in consulting fees to an unrelated party.

On September 30, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $800,000 of the Unsecured Subordinated Convertible Debentures (the “Convertible Debentures”) into Common Shares of the Company. On November 4, 2014, the Company issued 11,428,572 Common Shares at a price of $0.07 per share.

On September 30, 2014, the Company settled $78,559 in interest payable on the Convertible Debentures and agreed to issue 523,726 Common Shares at a price of $0.15 per share.  Such shares were issued on November 4, 2014.

On September 30, 2014, the Company settled $107,676 in consulting fees payable to related parties and agreed to issue 717,840 Common Shares at a price of $0.15 per share.  Such shares were issued on November 4, 2014.

The Company issued all the foregoing shares of Common Stock in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Subsequent Events

On November 10, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $275,000 of the Unsecured Subordinated Convertible Debentures into shares of the Company’s Common Stock, pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Such shares remain unissued as of filing of this Report.

On November 10, 2014, the Company settled $58,893 in interest payable to a shareholder on their Convertible Debenture, Secured Note and Secured Note No.2 and agreed to issue 392,622 Common Shares at a price of $0.15 per share, pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  Such shares remain unissued as of filing of this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

10.15	Revolving Credit Facility, by and between the Company and Sarasvati Investments Inc., dated as of August 1, 2014.		8-K	10.15	8/8/2014

10.16	Intercreditor and Subordination Agreement, by and between the Company, Sarasvati Investments Inc., and Gravitas Financial Inc., dated as of August 1, 2014.		8-K	10.16	8/8/2014

10.17	Security Agreement from the Company to Sarasvati Investments Inc., dated as of August 1, 2014.		8-K	10.17	8/8/2014

10.18	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of July 15, 2014.	X

10.19	Amendment to the Secured Promissory Notes, by and between Gilla Inc. and Gravitas Financial Inc., dated as of November 10, 2014.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

GILLA INC.
(Registrant)

November 17, 2014	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

	By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer