Form 10-Q/A
period 2014-09-30
GILLA INC.
filed 2014-11-18
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

86,486,825 Common Shares, $0.0002 Par Value, were issued and outstanding as of November 17, 2014.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 for Gilla Inc., filed with the Securities and Exchange Commission on November 18, 2014, as amended (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, which provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

10.15	Revolving Credit Facility, by and between the Company and Sarasvati Investments Inc., dated as of August 1, 2014.		8-K	10.15	8/8/2014

10.16	Intercreditor and Subordination Agreement, by and between the Company, Sarasvati Investments Inc., and Gravitas Financial Inc., dated as of August 1, 2014.		8-K	10.16	8/8/2014

10.17	Security Agreement from the Company to Sarasvati Investments Inc., dated as of August 1, 2014.		8-K	10.17	8/8/2014

10.18	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of July 15, 2014.		10-Q	10.18	11/18/2014

10.19	Amendment to the Secured Promissory Notes, by and between Gilla Inc. and Gravitas Financial Inc., dated as of November 10, 2014.		10-Q	10.19	11/18/2014

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILLA INC.
(Registrant)

November 18 , 2014	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

	By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer

32