Form 10-K
period 2014-12-31
GILLA INC.
filed 2015-03-31
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2014, was approximately $17,111,988 based on the average bid and asked prices on such date of $0.25. The registrant does not have any non-voting equities.

The Registrant had 92,698,018 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, outstanding on March 30, 2015.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on management's expectations as of the filing date of this Report with the Securities and Exchange Commission ("SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A -  Risk Factors” of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

Gilla (the “Company”, the “Registrant” or “Gilla”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. The Company adopted the present name, Gilla Inc., on February 27, 2007. Gilla’s address is 15540 Biscayne Blvd, North Miami, Florida 33160.

On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”) with a related party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $225,000 on or before February 15, 2014, bearing interest at a rate of 6% per annum. On February 14, 2014, the Company repaid all amounts due under the Credit Note.

On November 21, 2012, the Company completed a business combination transaction (the “Merger”), pursuant to which it acquired all of the issued and outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) in exchange for issuing 29,766,667 of its Common Shares to the former shareholders of Snoke Distribution. Upon the completion of the Merger, Snoke Distribution became a wholly-owned subsidiary of the Company, its senior management became the entire senior management of the Company and the Company began to focus exclusively on its current business consisting of the design, marketing and distribution of electronic cigarettes, vaporizers, e-liquids and accessories (collectively, “E-cigarettes”).

On April 13, 2013, Mr. Henry J. Kloepper was appointed as Lead Independent Director and Chairman of the Audit Committee. Mr. Kloepper also serves as Chairman of the Compensation and Governance Committees.

Gilla Operations, LLC (“Gilla Operations”) was incorporated on May 2, 2013 under the laws of the State of Florida. Gilla Operations is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in the United States.

On August 21, 2013, the Company announced that its board of directors (the “Board of Directors”) had approved a non-brokered private placement offering (the “Convertible Debenture Offering”) of unsecured subordinated convertible debentures (“Convertible Debentures”) for aggregate gross proceeds of up to $2,000,000. The Convertible Debentures mature on January 31, 2016, bear interest at a rate of 12% per annum, payable quarterly in arrears, and are convertible at the option of the holder into Common Shares at a conversion price of $0.10 per Common Share at any time prior to the maturity date. The conversion price was subsequently amended to be $0.07 per Common Share. The proceeds of the Convertible Debenture Offering were used to repay debt and for the purchase of inventory and technology, product development, marketing, and working capital and general administrative purposes.

On September 3, 2013, the Company issued $425,000 of Convertible Debentures pursuant to the terms of the Convertible Debenture Offering for aggregate gross proceeds of $425,000. The Convertible Debentures were initially issued at a conversion price of $0.10 per Common Share and, on October 28, 2013, were reissued at a conversion price of $0.07 per Common Share. All the other terms and conditions of the re-issued Convertible Debentures remained the same.

On September 25, 2013, the Company issued and sold, on a private placement basis, 200,000 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $7,000. As part of this transaction, on November 19, 2013, the Company also issued and sold, on a private placement basis, 76,485 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $2,677.

On September 25, 2013, the Company issued 942,784 Common Shares at a price of $0.053 per Common Share, as settlement of $50,000 in consulting fees owed to an unrelated party.

On September 25, 2013, the Company issued 1,000,000 Common Shares at a price of $0.035 per Common Share, as settlement of $35,000 of debt owed pursuant to related party loans. As part of this transaction, on November 19, 2013, the Company also issued 428,571 Common Shares at a price of $0.035 per Common Share, as settlement of $15,000 of debt owed pursuant to loans made to the Company by such related parties.

On September 25, 2013, the Company issued 973,960 Common Shares at a price of $0.035 per Common Share, as settlement of $34,091 of debt owed pursuant to shareholder loans. As part of this transaction, on November 19, 2013, the Company also issued 417,411 Common Shares at a price of $0.035 per Common Share, as settlement of $14,609 of debt owed pursuant to shareholder loans.

On September 30, 2013, the Company issued a secured promissory note (the “Related Party Note”) in connection with a loan to it by a related party in the principal amount of $200,000. The outstanding principal amount of the Related Party Note, together with accrued and unpaid interest at a rate of 1.5% per month, was paid in full and the Related Party Note was retired on December 23, 2013.

On October 8, 2013, the Company issued and sold, on a private placement basis, 50,000 Common Shares at a price of $0.05 per Common Share, for aggregate gross proceeds of $2,500.

Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated on November 15, 2013 under the laws of the State of Florida. Charlie’s Club is a wholly-owned subsidiary of the Company which operates as one of the Company’s e-commerce sales platforms.

On November 27, 2013, the Company issued 400,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $20,000 in consulting fees owed to an unrelated party.

On November 27, 2013, the Company issued 300,000 Common Shares at a price of $0.0583 per Common Share, as a settlement of $17,500 in consulting fees owed to an unrelated party.

Gilla Enterprises Inc. (“Gilla Enterprises”) was incorporated on December 20, 2013 under the laws of the Province of Ontario. Gilla Enterprises is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in Canada.

On December 23, 2013, the Company issued an additional $797,000 of Convertible Debentures pursuant to the terms of the Convertible Debenture Offering.

On January 8, 2014, the Company issued 200,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $10,000 in consulting fees owed to an unrelated party.

On January 8, 2014, the Company issued and sold, on a private placement basis, 500,000 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $17,500.

On February 11, 2014, the Company issued an additional $178,000 of Convertible Debentures pursuant to the terms of the Convertible Debenture Offering.

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

On February 14, 2014, the Company repaid all amounts due under the Credit Note, as described in the second paragraph of this section, above.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes in Ireland. The Company issued to the sellers 500,000 Common Shares valued at a price of $0.11 per Common Share and warrants for the purchase of 1,000,000 Common Shares of the Company. The warrants were to vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date and exercisable over three years with an exercise price of $0.25 per Common Share. No value has been assigned to the warrants as there is 0% probability of achieving the vesting provision. The Company issued the 500,000 Common Shares to the sellers on June 2, 2014. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation by reason of its liabilities.

On March 28, 2014, the Company issued 280,433 Common Shares at a price of $0.1426 per Common Share, as a settlement of $40,000 in consulting fees owed to an unrelated party.

On March 28, 2014, the Company issued 270,597 Common Shares at a price of $0.1293 per Common Share, as a settlement of $35,000 in consulting fees owed to an unrelated party.

On April 15, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $50,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On May 30, 2014, the Company issued 714,286 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on April 15, 2014 to convert $50,000 of the Convertible Debentures.

On May 30, 2014, the Company issued 835,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $83,500 in advertising production costs owed to unrelated parties.

On May 30, 2014, the Company issued 10,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $1,000 in advertising production costs owed to related parties.

On May 30, 2014, the Company issued 92,500 Common Shares at a price of $0.19 per Common Share, as a settlement of $17,500 in consulting fees owed to an unrelated party.

On June 2, 2014, the Company issued 55,000 Common Shares at a price of $0.25 per Common Share, as a settlement of $13,750 in consulting fees owed to an unrelated party.

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

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $210,200. Of the total gross proceeds of the private placement, $190,250 was received prior to the quarter ended June 30, 2014 and booked as an unissued share liability as at June 30, 2014. On July 25, 2014 and in connection to the private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per Common Share, as a prepayment of $54,000 in consulting fees, to an unrelated party.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The agent who arranged the Credit Facility was not a related party of the Company. The Credit Facility bears interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable.

On August 15, 2014, the Company issued 10,919 Common Shares at a price of $0.15 per Common Share, as a settlement of $1,638 of shareholder loans.

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

On September 17, 2014, the Company issued 182,749 Common Shares at a price of $0.15 per Common Share, as a settlement of $27,412 in consulting fees owed to an unrelated party.

On September 29, 2014, the Company issued and sold, on a private placement basis, 1,333,334 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $200,000.

On September 30, 2014, the Company issued 63,559 Common Shares at a price of $0.236 per Common Share, as compensation for $15,000 in consulting fees to an unrelated party.

On September 30, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $800,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On November 4, 2014, the Company issued 11,428,572 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on September 30, 2014 to convert $800,000 of the Convertible Debentures.

On September 30, 2014, the Company settled $78,559 in interest payable on the Convertible Debentures and issued 523,726 Common Shares at a price of $0.15 per Common Share on November 4, 2014.

On September 30, 2014, the Company settled $107,676 in consulting fees payable to related parties and issued 717,840 Common Shares at a price of $0.15 per Common Share on November 4, 2014.

On October 7, 2014, Dr. Blaise A. Aguirre and Mr. Christopher Rich were appointed as members of the Board of Directors of the Company.

On October 9, 2014, the Company issued 100,000 Common Shares at a price of $0.16 per Common Share, as a settlement of $16,000 in consulting fees owed to an unrelated party.

On November 10, 2014, the Company entered into an amendment with a shareholder (the “Secured Note Amendment”) whereby both parties agreed to extend the maturity date of both the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, to January 1, 2016, with all other terms of the respective notes remaining the same. The Secured Note Amendment also granted the shareholder an early repayment right to repay both the Secured Note and the Secured Note No.2 if the Company were to complete an equity raise with gross proceeds greater than or equal to one million dollars ($1,000,000) prior to the repayment dates of each of the respective notes. On November 10, 2014 and in connection to the Secured Note Amendment, the Company issued 250,000 warrants to purchase Common Shares of the Company at an exercise price of $0.20 per Common Share, such warrants expiring on January 1, 2016.

On November 10, 2014, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $275,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On November 20, 2014, the Company issued 3,928,571 Common Shares at a price of $0.07 per Common Share, as a result of this election received on November 10, 2014 to convert $275,000 of the Convertible Debentures.

On November 10, 2014, the Company settled $26,093 in interest payable on the Convertible Debentures and issued 173,953 Common Shares at a price of $0.15 per Common Share on November 20, 2014.

On November 10, 2014, the Company settled $32,081 in interest payable to a shareholder on the Secured Note and Secured Note No.2 and issued 218,669 Common Shares at a price of $0.15 per Common Share on November 20, 2014.

On November 14, 2014, Dr. Blaise A. Aguirre was appointed as a member of the Audit Committee.

On December 17, 2014, the Company issued 800,000 Common Shares at a price of $0.15 per Common Share, as compensation of $120,000 in consulting fees to an unrelated party.

On December 31, 2014, the Company issued 500,000 Common Shares at a price of $0.15 per Common Share, as a settlement of $75,000 in consulting fees owed to a related party.

On December 31, 2014, the Company issued and sold, on a private placement basis, 490,000 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $73,500.

Subsequent Events

On January 30, 2015, the Company entered into a supply and distribution agreement with an e-cigarette company distributing primarily to the United Kingdom, whereby the Company is to supply white label products for the clients existing brand. In connection with this agreement, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share.

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. Such Common Shares remain unissued as of the date of the filing of this Report.

On March 9, 2015, the Company settled $1,095 in interest payable to holders of the Convertible Debentures and agreed to issue 7,303 Common Shares at a price of $0.15 per Common Share. Such Common Shares remain unissued as of the date of the filing of this Report.

On March 18, 2015, the Company entered into a letter of intent (the “LOI”) to acquire all of the issued and outstanding shares of a Florida based e-liquids manufacturer (the “Target”). The total purchase price would be $1,500,000 (the “Purchase Price”) payable to the vendors as (i) $600,000 in cash payable on closing, (ii) $600,000 in common stock of the Company issued on closing, and (iii) $300,000 in promissory notes issued to the vendors, due eighteen (18) months from the closing date, non-interest bearing and secured by shares of common stock of the Company. The Purchase Price is subject to confirmatory due diligence of the Target’s overall business operations. The Company will maintain the existing management team and operational structure of the Target. The transaction is expected to close on or before May 15, 2015 or such other date as agreed between the parties.

BUSINESS OF ISSUER

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes, vaporizers, e-liquids and accessories (collectively, “E-cigarettes”). An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company has a two-pronged business model: white-label solutions, including branding, marketing and sales support; and e-commerce solutions like Charlie’s Club, a members-only online E-cigarette monthly subscription service featuring free hardware and no contracts.

Consolidation Strategy:

The Company intends to selectively pursue acquisitions to quickly penetrate certain market channels and new geographies. The Company plans to consolidate the fragmented e-liquid industry. This global industry is ripe for consolidation as there are a large number of independent producers in the United States and Europe that the Company believes can be acquired at accretive multiples. A number of these e-liquid producers have experienced exponential growth and have developed trade secrets in their e-liquid products. Many of these e-liquid producers struggle to drive organic growth, because they have limited access to the capital and expertise needed to run larger operations. Management believes the Company is well placed to consolidate the industry, having a management skillset well-suited for an M&A driven strategy, access to the capital markets and strong institutional buy-in for the overall strategy. The Company has identified a strong pipeline of potential acquisitions and is currently in discussions with a number of targets.

Please refer to the consolidated financial statements contained elsewhere in this Report for additional information regarding the Company’s financial condition and results of operations.

The Company’s Products

The Company’s current products include E-cigarettes, vaporizers, e-liquids and certain related accessories (collectively, the “Products”), which, in each case, are manufactured and supplied to the Company by third parties for resale. These styles are as follows:

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

●	E - Liquid - A solution of propylene glycol (See E-liquids below).

Vaporizers:

A two-piece, rechargeable vaporizer which is comprised of the following key components:

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

●	E-Liquid - A solution of propylene glycol (See E-liquids below).

E-liquids:

A solution of propylene glycol (an organic compound that facilitates the vapor effect that can be found in many pharmaceutical and cosmetic products such as moisturizers), vegetable glycerin, flavors and a variable percentage of nicotine. The Company offers over 200 flavors of E-cigarettes and e-liquids which are available in nicotine strengths of 0mg, 6mg, 12mg, 18mg and 24mg.

Related Accessories:

The Company offers a full range of E-cigarette and vaporizer accessories such as carrying cases, chargers and replacement components (such as atomizer heads and clearomizers) for the Company’s full range of Products.

Supply, Distribution, Principal Markets & Marketing Methods

The Company has entered into supply relationships providing for the supply of the Company’s Products for purposes of resale to its customers. The Company intends to focus on marketing and distributing its Products through white label and online distribution channels, including retail and wholesale buying groups, retail networks and through a number of websites. As part of these plans, the Company plans to continue to develop and offer its Products on a “white label”, private branded basis. These intended sales channels are described in more detail below.

White Label Distribution:

The Company is actively pursuing opportunities and relationships to develop and offer its Products on a “white label”, private branded basis. Management of the Company believes that there is an opportunity to supply Products on a custom branded basis to a variety of customers for purposes of resale. These potential customers may include wholesale and retail customers that have or wish to develop a private label to identify a brand with a store, a concept known as the store brand. In addition, management also believes that there may be other potential customers that, having identified a business opportunity in the sale of E-cigarettes and, in particular, the Company’s Products, may assess that setting up their own production lines and facilities or supply channels may require a substantial investment in equipment, human resources, trademarks and so forth, or may otherwise not be commercially feasible. In such cases, a viable alternative is to source Products from the Company, which has already sourced a supply of Products that can be provided to the customer on a custom branded basis.

To this end, the Company has entered into exclusive supply agreements such as the three-year exclusive agreement with Scandinavian Tobacco Group United Kingdom Ltd., the UK-based subsidiary of the world-leading cigar manufacturer and pipe tobacco company to supply, brand and distribute a proprietary line of E-cigarettes, vaporizers and e-liquids in the United Kingdom. The Company intends to seek similar opportunities to enter into white label supply agreements in other markets worldwide. The Company has procured white label opportunities in the UK, Ireland and North America.

E-Commerce:

The Company intends to distribute its branded Products through its websites and other online sales platforms. Through its e-commerce sales initiatives, the Company seeks to generate recurring purchases of its exclusive brands of E-cigarettes and vaporizers from customers who are legally allowed to purchase tobacco products in the United States and the European Union. The Company has engaged multiple marketing agencies to assist it in the development of its e-commerce platform and digital marketing strategy. Management expects that its marketing strategy will continue to evolve expanding on various forms of social media as a key element in its marketing strategies and in further establishing and growing the Company’s business.

To this end, during the third quarter of 2014, the Company announced the launch of “Charlie’s Club”, a subscription-based, members-only E-cigarette service featuring free hardware, no contracts and monthly delivery of E-cigarettes. Charlie’s Club members choose one of the three flexible membership packages to subscribe for the delivery of monthly E-cigarette refills based on a member’s consumption preferences. Charlie’s Club also has a dynamic affiliate program, offering incentives and compensation in return for advertising and lead generation. Affiliates have access to free professional marketing materials, including banners, videos, text links, coupons and more, along with monthly payment generation and sub-affiliate tracking. The Company intends to seek similar opportunities in other markets worldwide to launch new e-commerce services.

Employees

As at the date of this Report, the Company has eight key individuals engaged as consultants and three full-time employees. Collectively, these consultants and employees oversee day-to-day operations of the Company supporting management, administrative, bookkeeping, accounting, sales, marketing, and digital media functions of the Company. As required, the Company also engages consultants to provide services to the Company, including legal and corporate services. The Company has no unionized employees.

Being in the growth-stage, the Company intends to increase (or decrease) its number of employees as appropriate to achieve the Company’s objectives. The Company intends to focus on identifying, attracting and retaining talented, highly motivated, customer-focused, team-orientated employees to support its growth.

Competition

The market for the Company’s Products is very competitive and subject to rapid technological change and regulatory requirements. The E-cigarette industry is extremely competitive with low barriers to entry. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Market disruption will be caused when new products or brands are able to differentiate from the market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and its prospects.

The Company faces intense competition from direct and indirect competitors, including “big tobacco,” “big pharma,” and other known and established or yet to be formed E-cigarette companies, each of whom pose a competitive threat to the Company and its future business prospects. The Company expects competition to intensify in the future. Certain of these businesses are either currently competing with the Company or are focusing significant resources on providing products that will compete with the Company’s E-cigarette product offerings in the future.

The Company’s principal competitors can be classified into three main categories: i) tobacco companies, ii) other E-cigarette companies, and iii) pharmaceutical companies. The Company competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. The Company is subject to highly competitive conditions in all aspects of the business, and barriers to entry into the online business are low. The competitive environment and the Company’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Traditional tobacco companies, including Reynolds American Inc., Altria Group Inc., Lorillard Inc., Phillip Morris International Inc., British American Tobacco PLC and Imperial Tobacco Group PLC are expanding into various E-cigarette markets throughout the world. Each of these companies has recently rolled out their own E-cigarette offerings in markets where the Company currently sells its Products. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors to capture a larger share of the E-cigarette market. The Company also faces competition from smaller tobacco companies that are much larger, better funded, and more established than the Company.

The Company faces direct competition from independent pure play E-cigarette companies, including Vapor Corp., Electronic Cigarettes International Group Ltd. and other private E-cigarette companies that currently market competing products. The Company also faces indirect competitors such as the traditional tobacco companies offering cigarettes, Nicotine Replacement Therapies (NRT) and smokeless tobacco products. It is likely that these companies will enter the market as the E-cigarette industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

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

Trademarks

The Company owns the European Community trademark for the “YECIG” brand of E-cigarettes and vaporizers. The Company has also filed the United States trademark for the “Charlie’s Club” brand of E-cigarettes and vaporizers which is currently being examined by the U.S. Patent and Trademark Office.

Patents

The Company does not own any domestic or foreign patents relating to E-cigarettes or vaporizers.

Government Regulations

Government authorities in the United States, the European Union, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its Products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The following is a summary of certain regulatory matters generally affecting the E-cigarette marketplace in Canada and the United States, which does not purport to be a comprehensive overview of all applicable laws and regulations that may impact the Company’s business.

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

Since the Company does not market E-cigarettes for therapeutic purposes, the Company’s Products that contain nicotine are subject to being classified as “tobacco products” under the Tobacco Control Act. Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, the Tobacco Control Act grants the FDA broad authority to impose restrictions over the design, manufacture, distribution, sale, marketing and packaging of tobacco. Furthermore, The FDA is required to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

The Tobacco Control Act also requires an establishment of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including the sales of the Company’s Products.

The FDA has previously indicated that it intends to regulate E-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include E-cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. On April 25, 2014, the FDA announced a proposed rule (the “Proposed Rule”) seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, E-cigarettes (collectively, “Deemed Tobacco Products”).

If approved by the FDA in its current form, the final Proposed Rule would mandate with respect to Deemed Tobacco Products such as E-cigarettes:

●	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;
●	health warnings on product packages and in advertisements; and
●	a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time.

Also under the Proposed Rule, manufacturers of newly Deemed Tobacco Products would be subject to, among other requirements, the following:

●	registration with, and reporting of product and ingredient listings to, the FDA;
●	no marketing of new tobacco products prior to FDA review;
●
no direct and implied claims of reduced risk such as “light”, “low” and “mild” descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

●	payment of user fees; and
●	no distribution of free samples.

In addition, the Proposed Rule would require any “new tobacco product,” defined as any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it could be marketed in the U.S. The premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence (“SE”) report and receipt of an SE order; or (3) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination. FDA has proposed a compliance policy that would delay enforcement of PMTA and SE requirements for two years after the effective date of the final Proposed Rule. We cannot predict if our Products, all of which would be considered “non-grandfathered,” will receive the required premarket approval from FDA. Failure to obtain premarket approval could prevent the Company from marketing and selling non-grandfathered Products in the U.S. and, thus, may have a material effect the business, financial condition and results of operations.

The Proposed Rule contemplates enforcement actions being brought against products determined to be adulterated and misbranded. The Proposed Rule’s comment period ended on August 8, 2014. It is not known when the Proposed Rule could become final. The Proposed Rule contains various compliance dates based on the publication date of the final Rule in the Federal Register.

The application of the Tobacco Control Act to E-cigarettes could impose, among other things, restrictions on the content of nicotine in E-cigarettes, the advertising, marketing and sale of E-cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on the Company specifically or the E-cigarette industry generally, though if enacted, they could have a material adverse effect on the business, results of operations and financial condition.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of E-cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize E-cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, E-cigarettes may lose their appeal as an alternative to traditional cigarettes; which may have the effect of reducing the demand for the Company’s Products and as a result have a material adverse effect on our business, results of operations and financial condition.

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

European Union

On April 3, 2014, the European Union adopted the Tobacco Product Directive which will regulate E-cigarettes containing nicotine. In particular, the Tobacco Product Directive introduces a number of new regulatory requirements for E-cigarettes. For example, it (1) restricts the amount of nicotine that E-cigarettes can contain (2) requires E-cigarettes and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (3) provides that E-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (4) significantly restricts the advertising and promotion of E-cigarettes; and (5) requires E-cigarette manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences”).

The new Tobacco Product Directive came into force in May 2014 and gives Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive. Its effect will depend on how Member States transpose the Directive into their national laws. Member States may decide, for example, to introduce further rules affecting E-cigarettes (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the TFEU. For example, the Children and Families Act 2014 includes provisions that allow the Secretary of State to make regulations that prohibit the sale of E-cigarettes to people under the age of 18. The Tobacco Product Directive also includes provisions that allow Member States to ban specific E-cigarettes or types of E-cigarettes in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least 3 Member States impose a ban and this is found to be duly justified, the European Commission could implement an EU wide ban. Similarly, the Tobacco Product Directive provides that Member States may prohibit a certain category of tobacco or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There is also existing legislation at the EU level and in Member States regulating medicinal products and medical devices. E-cigarettes are regarded by the competent authorities in some Member States as medicinal products and/or medical devices, and therefore require a marketing authorization (for medicinal products) prior to being placed on the market (as well as complying with all other requirements relating to medical products and devices). In the United Kingdom, for example, the MHRA has announced that E-cigarettes will be regulated as medicines in the future. Following the adoption of the Tobacco Products Directive, the MHRA will regulate as medicines a range of nicotine containing products including E-cigarettes that make medicinal claims or are above the limit set out in the Directive. This means that such E-cigarettes will only be able to be sold in the United Kingdom if a marketing authorization is first obtained from the MHRA.

There are also other national laws in Member States regulating E-cigarettes. It is not clear what impact the new Tobacco Product Directive will have on these laws.

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

In the absence of evidence establishing otherwise, an electronic smoking product delivering nicotine is regulated as a New Drug under Division 8, Part C of the Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licences issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes. Products that are found to pose a risk to health and/or are in violation of the Food and Drugs Act and related Regulations may be subject to compliance and enforcement actions in accordance with the Health Products and Food Branch Inspectorate's Compliance and Enforcement Policy (POL-0001). According to Health Canada regulations, it is not permissible to import, advertise or sell electronic smoking products without the appropriate authorizations, and persons that violate these regulations are subject to repercussions from Health Canada, including but not limited to, seizure of the products.

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

ITEM 1A. RISK FACTORS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. The materialization of any of the risks set forth below would mean that the Company’s actual results could differ materially from those projected in any forward-looking statements.  These risks described below, as well as additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may impact our business, operating results, liquidity and financial condition. If any of such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Company’s Business

The Company’s auditors have issued an opinion expressing uncertainty regarding the Company’s ability to continue as a going concern. If the Company is not able to continue operations, investors could lose their entire investment in the Company.

The Company has a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about the Company’s ability to continue as a going concern. The Company’s auditors issued an opinion in their audit report dated March 31, 2015 expressing uncertainty about the Company’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business without additional financing and/or generating profits from its operations. If the Company is unable to continue as a going concern and the Company fails, investors in the Company could lose their entire investment.

A lack of diversification will increase the risk of an investment in the Company. Results of operations and financial condition may deteriorate if the Company fails to diversify.

The Company’s business focus is in the lifestyle products industry, specifically the E-cigarette, vaporizer and e-liquid industry (E-cigarettes, vaporizers and e-liquids, collectively referred to as “E-cigarettes”), as a designer, marketer and distributor to the consumer goods market. Larger companies have the ability to manage their risk by diversification. However, the Company lacks diversification, in terms of both the nature and geographic scope. As a result, the Company will likely be impacted more acutely by factors affecting its industry or the regions in which it operates than if the Company were more diversified, enhancing the risk profile. If the Company cannot diversify or expand operations, the Company’s financial condition and results of operations could deteriorate.

The market for E-cigarettes is a niche market, subject to a great deal of uncertainty, and is still evolving.

E-cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. The Company’s future sales and any future profits are substantially dependent upon the widespread acceptance and use of E-cigarettes. Rapid growth in the use of, and interest in, E-cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, the Company is subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of E-cigarettes, in general or, specifically the Company’s Products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for E-cigarette products.

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

Management has no experience in the E-cigarette or tobacco industries.

The Company’s management team has no prior experience in the E-cigarette or tobacco industry, which could impair the Company’s ability to comply with legal and regulatory requirements. There can be no assurance that the management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal and regulatory compliance imposed by such laws and regulations. Failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of the Company’s operations.

The market for E-cigarettes and smokeless tobacco products is relatively new and emerging. If the market develops more slowly or differently than the Company expects, the business, growth prospects and financial condition would be adversely affected.

The market for E-cigarettes and smokeless tobacco products is relatively new and many may not achieve or sustain high levels of demand and market acceptance. While traditional tobacco products are well established and revenue from traditional cigarette sales represent a substantial majority of total industry revenue, smokeless tobacco products and E-cigarettes only represent a small portion of the industry. The can be no assurance that E-cigarettes become widely adopted, or the market for smokeless products develop as the Company expects. If the market for E-cigarettes develops more slowly, or differently than expected, the business, growth prospects and financial condition of the Company would be adversely affected. In addition, if the Company fails to successfully market, brand and bring its Products to market, the business could face material adverse effects.

The Company may experience intense competition in the industry which it currently operates.

The market for the Company’s Products is very competitive and subject to rapid technological change and regulatory requirements. The E-cigarette industry is extremely competitive with low barriers to entry. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Market disruption will be caused when new products or brands are able to differentiate from the market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and its prospects.

The Company faces intense competition from direct and indirect competitors, including “big tobacco,” “big pharma,” and other known and established or yet to be formed E-cigarette companies, each of whom pose a competitive threat to the Company and its future business prospects. The Company expects competition to intensify in the future. Certain of these businesses are either currently competing with the Company or are focusing significant resources on providing products that will compete with the Company’s E-cigarette product offerings in the future.

The Company’s principal competitors can be classified into three main categories: i) tobacco companies, ii) other E-cigarette companies, and iii) pharmaceutical companies. The Company competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. The Company is subject to highly competitive conditions in all aspects of the business, and barriers to entry into the online business are low. The competitive environment and the Company’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Traditional tobacco companies, including Reynolds American Inc., Altria Group Inc., Lorillard Inc., Phillip Morris International Inc., British American Tobacco PLC and Imperial Tobacco Group PLC are expanding into various E-cigarette markets throughout the world. Each of these companies has recently rolled out their own E-cigarette offerings in markets where the Company currently sells its Products. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors to capture a larger share of the E-cigarette market. The Company also faces competition from smaller tobacco companies that are much larger, better funded, and more established than the Company.

The Company faces direct competition from independent pure play E-cigarette companies, including Vapor Corp., Electronic Cigarettes International Group Ltd. and other private E-cigarette companies that currently market competing products. The Company also faces indirect competitors such as the traditional tobacco companies offering cigarettes, Nicotine Replacement Therapies (NRT) and smokeless tobacco products. It is likely that these companies will enter the market as the E-cigarette industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

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

The Company faces competition from foreign importers of E-cigarettes who may illegally ship their products into the United States, the European Union, Canada or any other market for direct delivery to customers. These market participants may not have the added cost and expense of complying with government regulations and taxes, and as a result, will be able to offer their products at a more competitive price, potentially allowing them to capture a larger market share. Moreover, should the Company be unable to sell certain of its Products during any regulatory approval process, there can be no assurances that the Company will be able to recapture those customers lost to foreign domiciled competitors during any “blackout” periods, during which the Company may be unable to sell its Products. This competitive disadvantage may have a material adverse effect on the business, results of operations and our financial condition.

The Company is substantially dependent on a third party. The Company’s sustained operations are materially dependent on foreign manufacturers.

The Company is substantially dependent on foreign manufacturers. The Company’s success depends on foreign manufacturers’ ability to deliver product on a timely basis to meet operational needs. Changes in business conditions, wars, governmental changes and other factors beyond the Company’s control which are not presently anticipated, could affect the ability of a manufacturer to meet the Company’s needs. Furthermore, if the Company experiences significant growth and demand for its Products, there can be no assurance that the additional supply of product will be available in a timely manner. Loss of any of the Company’s manufacturers, or the disruption in the supply of our Products, could have a material adverse effect on existing relationships with our customers and distribution networks.

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

The Company does not own the patents and intellectual property rights on the hardware in its Products.

The Company does not own the patents and proprietary rights the hardware contained in its Products. Competitors offering similar products that the Company designs could potentially result in a decrease in revenue, which would adversely affect the business, prospects, financial condition and operating results.

The Company must comply with regulations imposed by government authorities and may be required to obtain the approval of various government agencies to market its Products.

E-cigarettes are new to the marketplace and may be subject to regulation as a tobacco product and possibly as a drug and drug device if marketed using therapeutic claims. Most E-cigarettes and vaporizers are sold as a means of delivering nicotine to the body. Government authorities in the United States, the European Union, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-cigarettes, vaporizers, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its Products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The Food and Drug Administration (“FDA”) is the regulatory agency which oversees tobacco products in the United States. The FDA has previously indicated that it intends to regulate E-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include E-cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. On April 25, 2014, the FDA announced a proposed rule (the “Proposed Rule”) seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, E-cigarettes (collectively, “Deemed Tobacco Products”).

If approved by the FDA in its current form, the final Proposed Rule would mandate with respect to Deemed Tobacco Products such as E-cigarettes:

●	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;
●	health warnings on product packages and in advertisements; and
●	a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time.

Also under the Proposed Rule, manufacturers of newly Deemed Tobacco Products would be subject to, among other requirements, the following:

●	registration with, and reporting of product and ingredient listings to, the FDA;
●	no marketing of new tobacco products prior to FDA review;
●
no direct and implied claims of reduced risk such as “light”, “low” and “mild” descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

●	payment of user fees; and
●	no distribution of free samples.

On April 3, 2014, the European Union adopted the Tobacco Product Directive which will regulate E-cigarettes containing nicotine. In particular, the Tobacco Product Directive introduces a number of new regulatory requirements for E-cigarettes. For example, it (1) restricts the amount of nicotine that E-cigarettes can contain (2) requires E-cigarettes and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (3) provides that E-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (4) significantly restricts the advertising and promotion of E-cigarettes; and (5) requires E-cigarette manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences”).

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

From time to time, the Company may be subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. These claims may arise under theories of contract, tort, including products liability, or other legal theories. The expenses and other resources given to any such claim, claims, and/or the outcome of any such claim or litigation, even if the company were to prevail on the merits, could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company may become dependent on foreign sales to maintain operations.

If the FDA or other state or federal government agencies restrict or prohibit the sale E-cigarettes in the U.S., in part or in whole, the Company’s ability to maintain operations will become dependent on the ability to successfully commercialize its Products and brands in foreign jurisdictions where our Products can be sold. The Company’s inability to establish distribution channels in foreign jurisdictions, specifically those that allow for the sale of E-cigarettes will deprive the Company of the operating revenue that may be required to fund any domestic regulatory approvals to maintain our business operations.

The Company’s products face intense media attention and public pressure.

E-cigarettes are new to the marketplace and since its introduction, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all such devices, pending regulatory reviews and a demonstration of safety. A partial or outright ban would have a material adverse effect on the business, results of operation and financial condition.

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

Of the currently issued and outstanding shares of common stock of the Company, approximately 24,250,066 shares (approximately 26.16% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of Company insiders. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Any sale of a large number of shares over a short period of time could significantly depress the market price of the common stock.

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, the Company would face severe financial demands that could adversely affect our business and operations. Additionally, if the Company did not in fact qualify for the exemptions upon which it has relied, the Company may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

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

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell the Company’s common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

The Company has limited operating results to date. Since the Company does not have an established operating history or regular sales as of yet, investors will have no basis upon which to evaluate the Company’s ability to achieve its business objectives.

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

The Company eight key individuals engaged as consultants and three full-time employees. The Company expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. The Company’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The Company may not have adequate internal accounting controls. While the Company has certain internal procedures in its budgeting, forecasting and in the management and allocation of funds, the Company’s internal controls may not be adequate.

The Company is constantly striving to improve its internal accounting controls. While the Company believes that its internal controls are adequate for its current level of operations, the Company believes that it may need to employ additional accounting staff as the Company’s operations ramp up. The Company has appointed an outside Independent Director as Chairman of the Audit Committee, however there is no guarantee that actions undertaken by the Audit Committee will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, the Company does not have adequate internal accounting controls, the Company may not be able to appropriately budget, forecast and manage its funds. The Company may also be unable to prepare accurate accounts on a timely basis to meet its continuing financial reporting obligations and the Company may not be able to satisfy its obligations under U.S. securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company occupies office space at 15540 Biscayne Blvd., North Miami, FL 33160. The Company entered into an operating lease agreement for the rental property in North Miami, Florida, USA for a period of 2 years, commencing on August 15, 2014 and ending on August 14, 2016, with payments made monthly and annual rent in year 1 of $28,020 and year 2 of $30,420. The landlord waived and forgave payment for the first month of the operating lease as part of the agreement. The Company has a one time option to extend the lease for an additional 2 year period with an annual rent increase of $1,200 per each year of the extended term.

The Company also entered into a rental lease agreement for a rental premises in Dublin, Ireland for a period of 1 year, commencing on September 17, 2014 and ending on September 16, 2015, with payments made monthly and annual rent in year 1 of EUR 22,200.

The Company has no investments in real estate.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party in any material legal proceeding or any material governmental regulatory proceeding nor are we currently aware of any pending or potential material legal proceeding or governmental regulatory proceeding proposed to be initiated against us.

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

2013	HIGH	LOW
First Quarter	$0.13	$0.01
Second Quarter	$0.10	$0.04
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.24	$0.03

2014	HIGH	LOW
First Quarter	$0.24	$0.09
Second Quarter	$0.33	$0.14
Third Quarter	$0.29	$0.14
Fourth Quarter	$0.30	$0.14

On December 31, 2014, the closing price of the Company’s Common Stock as reported on the OTC QB was $0.28 per share. On December 31, 2014, the Company had in excess of 439 beneficial stockholders of our Common Stock and 92,698,018 shares of our Common Stock were issued and outstanding.

DIVIDENDS

On January 17, 2008, the Board of Directors of the Company declared a cash dividend to its Common Stock Shareholders of Record on February 4, 2008 in the amount of $0.035 per share of Common Stock, which was distributed on February 15, 2008. The Company has not determined when it shall make its next dividend payment.

RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this Report, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q, except for the following:

On October 9, 2014, the Company issued 100,000 Common Shares at a price of $0.16 per Common Share, as a settlement of $16,000 in consulting fees owed to an unrelated party.

On November 10, 2014, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $275,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On November 20, 2014, the Company issued 3,928,571 Common Shares at a price of $0.07 per Common Share, as a result of this election received on November 10, 2014 to convert $275,000 of the Convertible Debentures.

On November 10, 2014, the Company settled $26,093 in interest payable on the Convertible Debentures and issued 173,953 Common Shares at a price of $0.15 per Common Share on November 20, 2014.

On November 10, 2014, the Company settled $32,081 in interest payable to a shareholder on the Secured Note and Secured Note No.2 and issued 218,669 Common Shares at a price of $0.15 per Common Share on November 20, 2014.

On December 17, 2014, the Company issued 800,000 Common Shares at a price of $0.15 per Common Share, as compensation of $120,000 in consulting fees to an unrelated party.

On December 31, 2014, the Company issued 500,000 Common Shares at a price of $0.15 per Common Share, as a settlement of $75,000 in consulting fees owed to a related party.

On December 31, 2014, the Company issued and sold, on a private placement basis, 490,000 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $73,500.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Subsequent Events

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company, pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Such shares remain unissued as of the filing of this Report.

On March 9, 2015, the Company settled $1,095 in interest payable to holders of the Convertible Debentures and agreed to issue 7,303 Common Shares at a price of $0.15 per Common Share, pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Such shares remain unissued as of the filing of this Report.

ITEM 6.   SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of Common Shares outstanding.

	Years ended December 31,
	2014	2013
Revenues	$608,035	$76,977

Net Loss	$(3,096,390)	$(1,502,922)

Earnings (Loss) Per Share	$(0.042)	$(0.024)

Total assets	$1,086,485	$528,744

Total liabilities	$2,639,901	$1,753,394

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the audited consolidated financial statements of Gilla Inc. for the year ended December 31, 2014. The financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the financial statements and related notes of Gilla Inc. contained elsewhere in this Annual Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

Overview

Gilla (the “Company”, the “Registrant” or “Gilla”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. The Company adopted the present name, Gilla Inc., on February 27, 2007. Gilla’s address is 15540 Biscayne Blvd, North Miami, Florida 33160.

Recent Development of the Business

On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”) with a related party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $225,000 on or before February 15, 2014, bearing interest at a rate of 6% per annum. On February 14, 2014, the Company repaid all amounts due under the Credit Note.

On November 21, 2012, the Company completed a business combination transaction (the “Merger”), pursuant to which it acquired all of the issued and outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) in exchange for issuing 29,766,667 of its Common Shares to the former shareholders of Snoke Distribution. Upon the completion of the Merger, Snoke Distribution became a wholly-owned subsidiary of the Company, its senior management became the entire senior management of the Company and the Company began to focus exclusively on its current business consisting of the design, marketing and distribution of electronic cigarettes, vaporizers, e-liquids and accessories (collectively, “E-cigarettes”).

On April 13, 2013, Mr. Henry J. Kloepper was appointed as Lead Independent Director and Chairman of the Audit Committee. Mr. Kloepper also serves as Chairman of the Compensation and Governance Committees.

Gilla Operations, LLC (“Gilla Operations”) was incorporated on May 2, 2013 under the laws of the State of Florida. Gilla Operations is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in the United States.

On August 21, 2013, the Company announced that its board of directors (the “Board of Directors”) had approved a non-brokered private placement offering (the “Convertible Debenture Offering”) of unsecured subordinated convertible debentures (“Convertible Debentures”) for aggregate gross proceeds of up to $2,000,000. The Convertible Debentures mature on January 31, 2016, bear interest at a rate of 12% per annum, payable quarterly in arrears, and are convertible at the option of the holder into Common Shares at a conversion price of $0.10 per Common Share at any time prior to the maturity date. The conversion price was subsequently amended to be $0.07 per Common Share. The proceeds of the Convertible Debenture Offering were used to repay debt and for the purchase of inventory and technology, product development, marketing, and working capital and general administrative purposes.

On September 3, 2013, the Company issued $425,000 of Convertible Debentures pursuant to the terms of the Convertible Debenture Offering for aggregate gross proceeds of $425,000. The Convertible Debentures were initially issued at a conversion price of $0.10 per Common Share and, on October 28, 2013, were reissued at a conversion price of $0.07 per Common Share. All the other terms and conditions of the re-issued Convertible Debentures remained the same.

On September 25, 2013, the Company issued and sold, on a private placement basis, 200,000 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $7,000. As part of this transaction, on November 19, 2013, the Company also issued and sold, on a private placement basis, 76,485 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $2,677.

On September 25, 2013, the Company issued 942,784 Common Shares at a price of $0.053 per Common Share, as settlement of $50,000 in consulting fees owed to an unrelated party.

On September 25, 2013, the Company issued 1,000,000 Common Shares at a price of $0.035 per Common Share, as settlement of $35,000 of debt owed pursuant to related party loans. As part of this transaction, on November 19, 2013, the Company also issued 428,571 Common Shares at a price of $0.035 per Common Share, as settlement of $15,000 of debt owed pursuant to loans made to the Company by such related parties.

On September 25, 2013, the Company issued 973,960 Common Shares at a price of $0.035 per Common Share, as settlement of $34,091 of debt owed pursuant to shareholder loans. As part of this transaction, on November 19, 2013, the Company also issued 417,411 Common Shares at a price of $0.035 per Common Share, as settlement of $14,609 of debt owed pursuant to shareholder loans.

On September 30, 2013, the Company issued a secured promissory note (the “Related Party Note”) in connection with a loan to it by a related party in the principal amount of $200,000. The outstanding principal amount of the Related Party Note, together with accrued and unpaid interest at a rate of 1.5% per month, was paid in full and the Related Party Note was retired on December 23, 2013.

On October 8, 2013, the Company issued and sold, on a private placement basis, 50,000 Common Shares at a price of $0.05 per Common Share, for aggregate gross proceeds of $2,500.

Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated on November 15, 2013 under the laws of the State of Florida. Charlie’s Club is a wholly-owned subsidiary of the Company which operates as one of the Company’s e-commerce sales platforms.

On November 27, 2013, the Company issued 400,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $20,000 in consulting fees owed to an unrelated party.

On November 27, 2013, the Company issued 300,000 Common Shares at a price of $0.0583 per Common Share, as a settlement of $17,500 in consulting fees owed to an unrelated party.

Gilla Enterprises Inc. (“Gilla Enterprises”) was incorporated on December 20, 2013 under the laws of the Province of Ontario. Gilla Enterprises is a wholly-owned subsidiary of the Company and, since its incorporation, has been the primary operating subsidiary of the Company in Canada.

On December 23, 2013, the Company issued an additional $797,000 of Convertible Debentures pursuant to the terms of the Convertible Debenture Offering.

On January 8, 2014, the Company issued 200,000 Common Shares at a price of $0.05 per Common Share, as a settlement of $10,000 in consulting fees owed to an unrelated party.

On January 8, 2014, the Company issued and sold, on a private placement basis, 500,000 Common Shares at a price of $0.035 per Common Share, for aggregate gross proceeds of $17,500.

On February 11, 2014, the Company issued an additional $178,000 of Convertible Debentures pursuant to the terms of the Convertible Debenture Offering.

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

On February 14, 2014, the Company repaid all amounts due under the Credit Note, as described above.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes in Ireland. The Company issued to the sellers 500,000 Common Shares valued at a price of $0.11 per Common Share and warrants for the purchase of 1,000,000 Common Shares of the Company. The warrants were to vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date and exercisable over three years with an exercise price of $0.25 per Common Share. No value has been assigned to the warrants as there is 0% probability of achieving the vesting provision. The Company issued the 500,000 Common Shares to the sellers on June 2, 2014. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation by reason of its liabilities.

On March 28, 2014, the Company issued 280,433 Common Shares at a price of $0.1426 per Common Share, as a settlement of $40,000 in consulting fees owed to an unrelated party.

On March 28, 2014, the Company issued 270,597 Common Shares at a price of $0.1293 per Common Share, as a settlement of $35,000 in consulting fees owed to an unrelated party.

On April 15, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $50,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On May 30, 2014, the Company issued 714,286 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on April 15, 2014 to convert $50,000 of the Convertible Debentures.

On May 30, 2014, the Company issued 835,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $83,500 in advertising production costs owed to unrelated parties.

On May 30, 2014, the Company issued 10,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $1,000 in advertising production costs owed to related parties.

On May 30, 2014, the Company issued 92,500 Common Shares at a price of $0.19 per Common Share, as a settlement of $17,500 in consulting fees owed to an unrelated party.

On June 2, 2014, the Company issued 55,000 Common Shares at a price of $0.25 per Common Share, as a settlement of $13,750 in consulting fees owed to an unrelated party.

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

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $210,200. Of the total gross proceeds of the private placement, $190,250 was received prior to the quarter ended June 30, 2014 and booked as an unissued share liability as at June 30, 2014. On July 25, 2014 and in connection to the private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per Common Share, as a prepayment of $54,000 in consulting fees, to an unrelated party.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The agent who arranged the Credit Facility was not a related party of the Company. The Credit Facility bears interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable.

On August 15, 2014, the Company issued 10,919 Common Shares at a price of $0.15 per Common Share, as a settlement of $1,638 of shareholder loans.

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

On September 17, 2014, the Company issued 182,749 Common Shares at a price of $0.15 per Common Share, as a settlement of $27,412 in consulting fees owed to an unrelated party.

On September 29, 2014, the Company issued and sold, on a private placement basis, 1,333,334 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $200,000.

On September 30, 2014, the Company issued 63,559 Common Shares at a price of $0.236 per Common Share, as compensation for $15,000 in consulting fees to an unrelated party.

On September 30, 2014, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $800,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On November 4, 2014, the Company issued 11,428,572 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on September 30, 2014 to convert $800,000 of the Convertible Debentures.

On September 30, 2014, the Company settled $78,559 in interest payable on the Convertible Debentures and issued 523,726 Common Shares at a price of $0.15 per Common Share on November 4, 2014.

On September 30, 2014, the Company settled $107,676 in consulting fees payable to related parties and issued 717,840 Common Shares at a price of $0.15 per Common Share on November 4, 2014.

On October 7, 2014, Dr. Blaise A. Aguirre and Mr. Christopher Rich were appointed as members of the Board of Directors of the Company.

On October 9, 2014, the Company issued 100,000 Common Shares at a price of $0.16 per Common Share, as a settlement of $16,000 in consulting fees owed to an unrelated party.

On November 10, 2014, the Company entered into an amendment with a shareholder (the “Secured Note Amendment”) whereby both parties agreed to extend the maturity date of both the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, to January 1, 2016, with all other terms of the respective notes remaining the same. The Secured Note Amendment also granted the shareholder an early repayment right to repay both the Secured Note and the Secured Note No.2 if the Company were to complete an equity raise with gross proceeds greater than or equal to one million dollars ($1,000,000) prior to the repayment dates of each of the respective notes. On November 10, 2014 and in connection to the Secured Note Amendment, the Company issued 250,000 warrants to purchase Common Shares of the Company at an exercise price of $0.20 per Common Share, such warrants expiring on January 1, 2016.

On November 10, 2014, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $275,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On November 20, 2014, the Company issued 3,928,571 Common Shares at a price of $0.07 per Common Share, as a result of this election received on November 10, 2014 to convert $275,000 of the Convertible Debentures.

On November 10, 2014, the Company settled $26,093 in interest payable on the Convertible Debentures and issued 173,953 Common Shares at a price of $0.15 per Common Share on November 20, 2014.

On November 10, 2014, the Company settled $32,081 in interest payable to a shareholder on the Secured Note and Secured Note No.2 and issued 218,669 Common Shares at a price of $0.15 per Common Share on November 20, 2014.

On November 14, 2014, Dr. Blaise A. Aguirre was appointed as a member of the Audit Committee.

On December 17, 2014, the Company issued 800,000 Common Shares at a price of $0.15 per Common Share, as compensation of $120,000 in consulting fees to an unrelated party.

On December 31, 2014, the Company issued 500,000 Common Shares at a price of $0.15 per Common Share, as a settlement of $75,000 in consulting fees owed to a related party.

On December 31, 2014, the Company issued and sold, on a private placement basis, 490,000 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $73,500.

Subsequent Events

On January 30, 2015, the Company entered into a supply and distribution agreement with an e-cigarette company distributing primarily to the United Kingdom, whereby the Company is to supply white label products for the clients existing brand. In connection with this agreement, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share.

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. Such Common Shares remain unissued as of the date of the filing of this Report.

On March 9, 2015, the Company settled $1,095 in interest payable to holders of the Convertible Debentures and agreed to issue 7,303 Common Shares at a price of $0.15 per Common Share. Such Common Shares remain unissued as of the date of the filing of this Report.

On March 18, 2015, the Company entered into a letter of intent (the “LOI”) to acquire all of the issued and outstanding shares of a Florida based e-liquids manufacturer (the “Target”). The total purchase price would be $1,500,000 (the “Purchase Price”) payable to the vendors as (i) $600,000 in cash payable on closing, (ii) $600,000 in common stock of the Company issued on closing, and (iii) $300,000 in promissory notes issued to the vendors, due eighteen (18) months from the closing date, non-interest bearing and secured by shares of common stock of the Company. The Purchase Price is subject to confirmatory due diligence of the Target’s overall business operations. The Company will maintain the existing management team and operational structure of the Target. The transaction is expected to close on or before May 15, 2015 or such other date as agreed between the parties.

Critical Accounting Policies

Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Basis of Consolidation

These audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. The Company deconsolidated DML at October 6, 2014 but the operations of DML for the period from the date of acquisition of February 28, 2014 to the date of deconsolidation are included in the operations of the Company for the year ended December 31, 2014. All inter-company accounts and transactions have been eliminated in preparing these audited consolidated financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these audited consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at December 31, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, funds held in trust, accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, note payable, convertible debentures, loan from shareholders and credit facility. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and funds held in trust are reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, note payable, convertible debentures, loan from shareholders and credit facility are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  For the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the period representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the year ended December 31, 2014, the Company expensed $314,001 (December 31, 2013: $57,330) as corporate promotions.

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

The estimated useful lives of the respective assets are as follows:

● Furniture and equipment	3 years
● Computer hardware	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the years ended December 31, 2014 and 2013.

Inventory

Inventory consists of E-cigarettes and accessories as well as related packaging.  Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market value. The Company measures inventory write-downs as the difference between the cost of inventory and market value. At the point of any inventory write-downs to market, the Company establishes a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

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

Comprehensive Income or Loss

The Company reports comprehensive income or loss in its audited consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.  The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of goodwill, accruals, impairment of property and equipment, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances.  Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions.  It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.  The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

Website Development Costs

Under the provisions of FASB-ASC Topic 350, the Company capitalizes costs incurred in the website application and infrastructure development stage.  Capitalized costs are amortized over the estimated useful life of the website which the Company considers to be five years.  Ongoing website post- implementation cost of operations, including training and application, will be expensed as incurred.

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company early adopted this ASU beginning with the quarterly period ended June 30, 2014.

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

Results of Operations – Year ended December 31, 2014 compared to the year ended December 31, 2013.

Revenue

For the year ended December 31, 2014, the Company generated $581,822 in sales from the white label sales of electronic cigarettes, vaporizers, e-liquids and accessories (collectively, “E-cigarettes”) as compared to $76,977 in sales for the year ended December 31, 2013. For the year ended December 31, 2014, the Company also generated consulting revenue of $26,213 (as discussed below) for total sales and revenues in the year ended December 31, 2014 of $608,035. For the year ended December 31, 2014, E-cigarette sales of $581,822 of was generated in three geographic locations, $558,420 was generated in Ireland, $11,953 was generated in Canada and the remaining $11,449 was generated in the United States. For the year ended December 31, 2013, E-cigarette sales of $76,977 was all generated in the United States.

The Company’s cost of goods sold for the year ended December 31, 2014 was $490,720 which represents E-cigarette products and the related packaging as compared to $61,621 for the year ended December 31, 2013. Gross profit for the year ended December 31, 2014 was $91,102 as compared to $15,356 for the comparative period. The Company incurred higher than usual cost of goods sold in the year ended December 31, 2014 due to one-time expenses related to packaging setup for a white label clients.

During the year ended December 31, 2014, the Company’s Irish subsidiary, Drinan Marketing Limited (“DML”), generated $26,213 in revenues from consulting services provided to clients in the tobacco industry. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation by reason of its liabilities, as such, the Company does not expect to generate consulting revenues moving forward.

Operating Expenses

For the year ended December 31, 2014, the Company incurred administrative expense of $1,472,196, consulting fees to related parties of $628,956, depreciation and amortization expense of $9,449, loss on sale of fixed asset of $654, bad debt expense of $27,731 and impairment of inventory expense of $101,458. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. As a result of the expected voluntary liquidation of DML, bad debt expense relates to the write off of uncollectible DML receivables. The impairment of inventory relates to i) the write off of the full value of DML’s inventory in the amount of $60,301, as a result of the DML liquidation, and ii) the impairment of inventory held in Florida, USA in the amount of $41,157 due to inventory obsolescence. Total operating expenses for the year ended December 31, 2014 were $2,240,444. For the year ended December 31, 2013, the Company incurred administrative expense of $707,811, consulting fees to related parties of $644,695 and depreciation and amortization expense of $1,518. Total operating expenses for the year ended December 31, 2013 were $1,354,024. The increase in administrative expense of $764,385 is attributable to the liquidation of DML, the Company’s upfront investments to grow sales of E-cigarettes and the result of consulting expenses increasing due to the hiring of additional consultants. The decrease in consulting fees due to related parties of $15,739 is attributable to the effects of foreign exchange translation.

Loss from Operations

For the year ended December 31, 2014, the Company incurred a loss from operations of $2,123,129 as compared to $1,338,668 for the year ended December 31, 2013 due to the reasons discussed above.

Other Expenses

For the year ended December 31, 2014, the Company incurred a foreign exchange loss of $43,010, amortization of debt discount of $715,314, gain on deconsolidation of DML of $126,867, loss on loan receivable of $65,850, gain on settlement of debt of $435 and interest expense of $276,389. The amortization of debt discount for the year ended December 31, 2014 of $715,314 included $661,522 related to the conversion of Convertible Debentures in the aggregate amount of $1,125,000. As a result of the loss of control and resulting deconsolidation of DML, the Company recorded a gain on deconsolidation in the amount of $126,867. The Company also wrote off its investment in DML in the amount of $55,000, the intercompany receivable owing from DML in the amount of $233,659 and also the Company released $34,036 in currency translation adjustments retained in other comprehensive income into income. Additionally, the Company also wrote off the entire loan receivable from the previous shareholder of DML and recorded a loss on loan receivable. For the year ended December 31, 2013, the Company incurred a foreign exchange loss of $5,013, amortization of debt discount of $9,514, loss on loan receivable written off of $21,405 and interest expense of $128,322. For the year ended December 31, 2014, the Company incurred total other expenses of $973,261 as compared to $164,254 for the year ended December 31, 2013.

Net Loss and Comprehensive Loss

Net loss amounted to $3,096,390 for the year ended December 31, 2014 compared to a loss of $1,502,922 for the year ended December 31, 2013. The increase in net loss is primarily attributable to increases in administrative expenses due to the Company’s focus on generating sales, an increase in interest expense, amortization of debt discount expense and the effects relating to the deconsolidation of DML.

Comprehensive loss amounted to $3,009,240 for the year ended December 31, 2014 compared to a loss of $1,455,087 for the year ended December 31, 2013. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars and Euros to U.S. dollars.

Liquidity and Capital Resources

For the year ended December 31, 2014 compared to the year ended December 31, 2013

As at December 31, 2014, the Company had total assets of $1,086,485 (December 31, 2013: $528,744) consisting of cash of $496,724, accounts receivable of $37,421, inventory of $78,901, prepaid expenses and vendor deposits of $378,252, property and equipment of $1,864 and website development of $93,323. The increase in assets at December 31, 2014 from December 31, 2013, is primarily the result of increased cash, increased prepaid expenses and vendor deposits, and capitalized website development costs incurred in the website application and infrastructure development stage.

As at December 31, 2014, the Company had total liabilities of $2,639,901 (December 31, 2013: $1,753,394) consisting of accounts payable of $309,139, accrued liabilities of $69,017, accrued interest due to related parties of $39,279, loans from shareholders of $34,739, amounts due to related parties of $1,144,789, advances on Credit Facility of $387,110, long term loans from shareholders of $531,000, long term amounts due to a related party of $100,000 and Convertible Debentures of $24,828. The increase in liabilities can be primarily attributed to an increase in consulting fees accrued to officers and other parties, advances on Credit Facility, increased loans from shareholders with the issuance of the Secured Note and the Secured Note No.2.

At December 31, 2014, the Company had negative working capital of $992,775 and an accumulated deficit of $5,702,351.

Net cash used in operating activities

For the year ended December 31, 2014, the Company used cash of $1,315,018 (December 31, 2013: $797,702) in operating activities to fund administrative, marketing and sales. The increase is attributable to the increase in operations and changes in the operating assets and liabilities as discussed above including the deconsolidation of DML.

Net cash used in investing activities

For the year ended December 31, 2014, net cash used in investing activities was $54,919 (December 31, 2013: $64,666) website development and disposal of capital assets. For the year ended December 31, 2013, net cash used in investing was $64,666 attributable to website development, a factoring loan advance and the addition of capital assets.

Net cash flow from financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $1,426,399, compared to $1,193,046 for the year ended December 31, 2013. The increase was attributable to the proceeds from the issuance of a Secured Note (see “Secured Note”), issuance of a Secured Note No.2 (see “Secured Note No.2”), advances from the Credit Facility (see “Credit Facility”) and the proceeds from Common Share subscriptions. The Company also retired a revolving Credit Note due to a related party in the principal amount of $225,000, together with the accrued and unpaid interest.

Secured Note

On February 13, 2014, the Company entered into a Secured Note with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $39,043 during the year ended December 31, 2014 (December 31, 2013: $nil) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of Common Shares.

Secured Note No.2

On July 15, 2014, the Company entered into a Secured Note No.2 with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016.

The Company accrued interest of $4,662 during the year ended December 31, 2014 (December 31, 2013: $nil) on the Secured Note No. 2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of Common Shares.

Credit Facility

On August 1, 2014, the Company entered into a Credit Facility with an unrelated party acting as an agent to a consortium of participants, whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest theron shall be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility.

During the year ended December 31, 2014, the Company was advanced $387,110 (CAD $449,083) from the Credit Facility for the purchase of inventory including $77,453 (CAD $89,852) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the year ended December 31, 2014, the Company paid $1,786 of standby fees and $23,577 of interest as a result of the Credit Facility.

Satisfaction of Our Cash Obligations for the Next 12 Months

These audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these audited consolidated financial statements, at December 31, 2014, the Company has an accumulated deficit of $5,702,351, a working capital deficiency of $992,775 and negative cash flows from operating activities of $1,315,018 for the year ended December 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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
These audited consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $799. The lease expires on April 30, 2016. Minimum annual lease payments are as follows:

2015	$9,587
2016	3,196
$12,783

b)	Rental Leases - Premises

Effective August 15, 2014, the Company entered into an operating lease agreement for a rental premises in Miami, Florida, USA. The terms of this agreement are to be for a period of 2 years commencing on August 15, 2014 and ending August 14, 2016 with payments made monthly and annual rent in year 1 of $28,020 and year 2 of $30,420. The landlord waived and forgave payment for the first month of the operating lease as part of the agreement. The Company has a one time option to extend the lease for an additional 2 year period with an annual rent increase of $1,200 per each year of the extended term.

2015	$28,720
2016	21,548
$50,268

Effective September 17, 2014, the Company entered into a rental lease agreement for a rental premises in Dublin, Ireland. The terms of this agreement are for a period of 1 year commencing on September 17, 2014 and ending on September 16, 2015 with payments made monthly and annual rent in the 1 year of EUR 22,200.

2015	$18,689

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILLA INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014 and 2013
(Amounts expressed in US Dollars)

TABLE OF CONTENTS
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2014 and 2013	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013	F-4

Consolidated Statement of Changes in Stockholders’ Deficiency for the years ended December 31, 2014 and 2013	F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8 to F-25

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO ● MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Gilla Inc.

We have audited the accompanying consolidated balance sheets of Gilla Inc. (the “Company”) as at December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has limited revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. Those factors raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

2300 Yonge Street, Suite 1500, Box 2434 Toronto, Ontario M4P 1E4
Tel: 416 785 5353 Fax: 416 785 5663

Toronto, Ontario, Canada	Chartered Accountants
March 31, 2015	Licensed Public Accountants

Gilla Inc.
Consolidated Balance Sheets
As at December 31, 2014 and 2013
(Amounts expressed in US Dollars)

Current assets	December 31, 2014	December 31, 2013
ASSETS
Cash	$496,724	$355,860
Funds held in trust	-	20,000
Accounts receivable	37,421	100
Inventory (note 6)	78,901	90,914
Prepaid expenses and vendor deposits	378,252	15,199
Total current assets	991,298	482,073
Long term assets
Property and equipment (note 7)	1,864	3,882
Website development (note 8)	93,323	42,789
Total long term assets	95,187	46,671

Total assets	$1,086,485	$528,744

LIABILITIES
Current liabilities
Accounts payable	$309,139	$125,163
Accrued liabilities	69,017	56,838
Accrued interest - related parties (note 17)	39,279	78,838
Loans from shareholders (note 9)	34,739	20,615
Due to related parties (note 17)	1,144,789	767,426
Note payable - related party (note 11)	-	225,000
Credit facility (note 10)	387,110	-
Total current liabilities	1,984,073	1,273,880

Long term liabilities
Loan from shareholders (note 9)	531,000	-
Due to related party (note 17)	100,000	-
Convertible debentures to be issued (note 12)	-	45,000
Convertible debentures (note 12)	24,828	434,514
Total long term liabilities	655,828	479,514

Total liabilities	2,639,901	1,753,394

Going concern (note 2)
Related party transactions (note 17)
Commitments and contingencies (note 19)
Subsequent events (note 22)
STOCKHOLDERS’ DEFICIENCY
Common stock (note 13)	$18,542	$13,413
Additional paid-in capital	3,998,482	1,285,637
Shares to be issued (note 16)	-	37,500
Accumulated deficit	(5,702,351)	(2,605,961)
Accumulated other comprehensive income	131,911	44,761
Total shareholders’ deficiency	(1,553,416)	(1,224,650)

Total liabilities and stockholders’ deficiency	$1,086,485	$528,744
The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013

Sales	$581,822	$76,977
Cost of goods sold	490,720	61,621
Gross profit (loss)	91,102	15,356

Consulting revenue	26,213	-
Net revenue	117,315	15,356

Operating expenses
Administrative	1,472,196	707,811
Consulting fees - related parties (note 17)	628,956	644,695
Depreciation and amortization	9,449	1,518
Loss on sale of fixed asset	654	-
Bad debt expense	27,731	-
Impairment of inventory (note 6)	101,458	-
Total operating expenses	2,240,444	1,354,024

Loss from operations	(2,123,129)	(1,338,668)

Other income (expenses):
Foreign exchange	(43,010)	(5,013)
Loss on loan receivable written off (note 5)	(65,850)	(21,405)
Gain on settlement of debt	435	-
Gain on deconsolidation of subsidiary (note 15)	126,867	-
Amortization of debt discount	(715,314)	(9,514)
Interest expense, net	(276,389)	(128,322)

Total other expenses	(973,261)	(164,254)

Net loss before income taxes	(3,096,390)	(1,502,922)
Income taxes	-	-
Net loss	$(3,096,390)	$(1,502,922)

Loss per share (basic and diluted)	$(0.042)	$(0.024)

Weighted average number of shares outstanding during the year	73,140,380	63,319,808

Comprehensive loss:
Net loss	$(3,096,390)	$(1,502,922)

Foreign exchange translation adjustment for the year	87,150	47,835

Comprehensive loss	$(3,009,240)	$(1,455,087)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2014 and 2013
(Amounts expressed in US Dollars)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Deficiency
Balance, December 31, 2012	62,277,766	$12,455	$291,218	$-	$(1,103,039)	$(3,074)	$(802,440)

Common shares issued for cash at $0.035 per share, 200,000 shares were issued on September 25, 2013, 76,485 shares were issued on November 19, 2013	276,485	$55	9,622	-	-	-	9,677

Common shares issued for consultant fees at $0.053 on September 25, 2013	942,784	189	49,811	-	-	-	50,000

Common shares issued on settlement of related party loan at fair value, 1,000,000 shares were issued on September 25, 2013, 428,571 were issued on November 19, 2013	1,428,571	286	61,143	-	-	-	61,429

Loss on common shares issued on settlement of related party loan	-	-	(11,429)	-	-	-	(11,429)

Common shares issued on settlement of shareholder loan at fair value, 973,960 were issued on September 25, 2013, 417,411 were issued on November 19, 2013	1,391,371	278	59,551	-	-	-	59,829

Loss on common shares issued on settlement of shareholder loan	-	-	(11,129)	-	-	-	(11,129)

Common shares issued for cash at $0.05 per share on October 8, 2013	50,000	10	2,490	-	-	-	2,500

Common shares issued for consultant fees at $0.05 on November 27, 2013	400,000	80	19,920	-	-	-	20,000

Common shares issued for consultant fees at $0.0583 on November 27, 2013	300,000	60	17,440	-	-	-	17,500

Common share subscription for settlement of consulting fees at $0.05	-	-	-	10,000	-	-	10,000

Common share subscription for settlement of consulting fees at $0.142	-	-	-	10,000	-	-	10,000

Common shares subscribed to for cash at $0.035	-	-	-	17,500	-	-	17,500

Embedded conversion feature of debenture	-	-	797,000				797,000

Foreign currency translation gain	-	-	-	-	-	47,835	47,835

Net loss	-	-	-	-	(1,502,922)	-	(1,502,922)

Balance, December 31, 2013	67,066,977	$13,413	$1,285,637	$37,500	$(2,605,961)	$44,761	$(1,224,650)

Common shares issued for settlement of consulting fees at $0.05 on January 8, 2014	200,000	40	9,960	(10,000)	-	-	-

Common shares issued for cash at $0.035 per share on January 8, 2014	500,000	100	17,400	(17,500)	-	-	-

Common shares issued for settlement of consulting fees at $0.1426 per share on March 28, 2014	280,433	56	39,944	(10,000)	-	-	30,000

Common shares issued for settlement of consulting fees at $0.1293 per share on March 28, 2014	270,597	54	34,946	-	-	-	35,000

Common shares issued for settlement of advertising production costs at $0.10 per share on May 30, 2014	835,000	167	83,333	-	-	-	83,500

Common shares issued for settlement of related party advertising production costs at $0.10 per share on May 30, 2014	10,000	2	998	-	-	-	1,000

Common shares issued for settlement of consulting fees at $0.19 per share on May 30, 2014	92,500	19	17,481	-	-	-	17,500

Common shares issued for conversion of convertible debentures at $0.07 per share on May 30, 2014	714,286	143	49,857	-	-	-	50,000

Common shares issued for acquisition of subsidiary at $0.11 per share on June 2, 2014	500,000	100	54,900	-	-	-	55,000

Common shares issued for settlement of consulting fees at $0.25 per share on June 2, 2014	55,000	11	13,739	-	-	-	13,750

Common shares issued for cash at $0.15 per share on July 25, 2014	1,401,333	280	209,920	-	-	-	210,200

Common shares issued for settlement of consulting fees at $0.18 per share on July 29, 2014	300,000	60	53,940	-	-	-	54,000

Common shares issued for settlement of a shareholder loan at $0.15 per share on August 15, 2014	10,919	2	1,636	-	-	-	1,638

Common shares issued for settlement of consulting fees at $0.15 per share on September 17, 2014	182,749	37	27,375	-	-	-	27,412

Common shares issued for cash at $0.15 per share on September 29, 2014	1,333,334	267	199,733	-	-	-	200,000

Common shares issued for settlement of consulting fees at $0.236 per share on September 30, 2014	63,559	13	14,987	-	-	-	15,000

Common shares issued for settlement of consulting fees at $0.16 per share on October 9, 2014	100,000	20	15,980	-	-	-	16,000

Common shares issued for conversion of convertible debentures at $0.07 per share on November 4, 2014	11,428,572	2,286	797,714	-	-	-	800,000

Common shares issued for settlement of interest payable on convertible debentures at $0.15 per share on November 4, 2014	523,726	105	78,454	-	-	-	78,559

Common shares issued for settlement of related party consulting fees at $0.15 per share on November 4, 2014	717,840	144	107,532	-	-	-	107,676

Common shares issued for conversion of convertible debentures at $0.07 per share on November 20, 2014	3,928,571	786	274,214	-	-	-	275,000

Common shares issued for settlement of interest payable to a shareholder at $0.15 per share on November 20, 2014	218,669	44	32,757	-	-	-	32,801

Common shares issued for settlement of interest payable to a shareholder on convertible debentures at $0.15 per share on November 20, 2014	173,953	35	26,058	-	-	-	26,093

Common shares issued for settlement of consulting fees at $0.15 per share on December 17, 2014	800,000	160	119,840	-	-	-	120,000

Common shares issued for settlement of related party consulting fees at $0.15 per share on December 31, 2014	500,000	100	74,900	-	-	-	75,000

Common shares issued for cash at $0.15 per share on December 31, 2014	490,000	98	73,402	-	-	-	73,500

Stock based compensation	-	-	103,845	-	-	-	103,845

Embedded conversion feature of convertible debentures	-	-	178,000	-	-	-	178,000

Foreign currency translation gain	-	-	-	-	-	87,150	87,150

Net loss	-	-	-	-	(3,096,390)	-	(3,096,390)

Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$-	$(5,702,351)	$131,911	$(1,553,416)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013
(Amounts Expressed in US Dollars)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(3,096,390)	$(1,502,922)
Items not requiring an outlay of cash
Depreciation	2,783	1,518
Amortization	6,666	-
Loss on loan receivable written-off	65,850	21,405
Amortization of debt discount	715,314	9,514
Stock based compensation	103,845	-
Loss on disposal of fixed asset	654	-
Bad debt expense	27,731	-
Impairment of inventory	101,458	-
Gain on deconsolidation of subsidiary	(126,867)	-
Gain on settlement of debt	(435)	-
Common shares issued for services	185,750	107,500
Changes in operating assets and liabilities
Accounts receivable	40,550	(100)
Funds held in trust	20,000	(20,000)
Prepaid expenses and vendor deposits	(177,427)	(14,530)
Inventory	(30,413)	(90,914)
Accounts payable	380,509	54,901
Accrued liabilities	66,143	48,056
Related party payables	438,641	510,352
Accrued interest-related party	(39,380)	77,518
Net cash used in operating activities	(1,315,018)	(797,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Factoring loan	-	(19,867)
(Acquisition) disposal of property and equipment	2,281	(2,010)
Website development	(57,200)	(42,789)
Net cash used in investing activities	(54,919)	(64,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from Drinan Marketing Ltd.	8,812	-
Proceeds from credit facility	387,110	-
Loans to subsidiary prior to acquisition	(109,978)	-
Shareholder loan received (paid)	546,131	(43,697)
Net proceeds from related parties	255,624	241,066
Repayment of related party note payable	(225,000)	-
Proceeds from promissory note	-	200,000
Proceeds from sale of convertible debentures	80,000	766,000
Proceeds from common share subscriptions	-	17,500
Proceeds from issuance of common stock	483,700	12,177
Net cash provided by financing activities	1,426,399	1,193,046
Effect of exchange rate changes on cash	84,402	13,738

Net increase in cash	$140,864	344,416

Cash at beginning of year	355,860	11,444

Cash at end of year	$496,724	355,860

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$165,437	$24,415
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common stock issued for settlement of related party and shareholder loans	$1,638	$98,700
Common stock issued in settlement of interest payable	$137,453	$-
Common stock issued for payment of consulting fees payable	$348,662	$107,500
Common stock issued for payment of consulting fees payable to related parties	$182,676	$-
Debentures issued for settlement of consulting fees payable to related party	$-	$50,000
Debentures issued for settlement of related party and shareholder loans	$53,000	$451,000

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

On November 21, 2012, the Company closed the acquisition of Snoke Distribution Canada Ltd. (“Snoke Distribution”) through the issuance of 29,766,667 Common Shares (as defined in note 13) of the Registrant.

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

The current business of the Company consists of the design, marketing and distribution of electronic cigarettes, vaporizers, e-liquids and accessories (“E-cigarettes”). An E-cigarette is an electronic inhaler meant to simulate and substitute for traditional cigarettes. E-cigarettes are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. E-cigarettes generally use a heating element that vaporizes a liquid solution. When used, some E-cigarettes release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. The Company has a two-pronged business model: white-label solutions, including branding, marketing and sales support; and e-commerce solutions like Charlie’s Club, a members-only online e-cigarette monthly subscription service featuring free hardware and no contracts.

2. GOING CONCERN

These audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these audited consolidated financial statements, at December 31, 2014, the Company has an accumulated deficit of $5,702,351, a working capital deficiency of $992,775 and negative cash flows from operating activities of $1,315,018 for the year ended December 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

These audited consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

(b) Basis of Consolidation

These audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. The Company deconsolidated DML at October 6, 2014 but the operations of DML for the period from the date of acquisition of February 28, 2014 to the date of deconsolidation are included in the operations of the Company for the year ended December 31, 2014. All inter-company accounts and transactions have been eliminated in preparing these audited consolidated financial statements.

(c) Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these audited consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(d) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the year, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common stock equivalent shares outstanding at December 31, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(e) Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, funds held in trust, accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, note payable, convertible debentures, loan from shareholders and credit facility. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and funds held in trust are reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, note payable, convertible debentures, loan from shareholder and credit facility are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

(f) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. For the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the period representing the release of the first phase of the Company’s online advertising campaign. The Company expenses all other advertising costs as incurred. During the year ended December 31, 2014, the Company expensed $314,001 (December 31, 2013: $57,330) as corporate promotions.

(g) Property and Equipment

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

The estimated useful lives of the respective assets are as follows:

● Furniture and equipment	3 years
● Computer hardware	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

(h) Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded. The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the years ended December 31, 2014 and 2013.

(i) Inventory

Inventory consists of E-cigarettes and accessories as well as related packaging. Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market value. The Company measures inventory write-downs as the difference between the cost of inventory and market value. At the point of any inventory write-downs to market, the Company establishes a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

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

(j) Income Taxes

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

(k) Impairment of Long Lived Assets

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

(l) Goodwill

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

(m) Comprehensive Income or Loss

The Company reports comprehensive income or loss in its audited consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of goodwill, accruals, impairment of property and equipment, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(o) Website Development Costs

Under the provisions of FASB-ASC Topic 350, the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs are amortized over the estimated useful life of the website which the Company considers to be five years. Ongoing website post- implementation cost of operations, including training and application, will be expensed as incurred.

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

(s) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company early adopted this ASU beginning with the quarterly period ended June 30, 2014.

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

On October 6, 2014, the Company’s wholly owned subsidiary DML held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that DML, by reason of its liabilities, be wound up by way of a voluntary liquidation (see note 15).

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

As a result of DML’s expected voluntary liquidation by reason of its liabilities, the Company wrote off the entire loan receivable from the previous shareholder of DML and recorded a loss on loan receivable of $85,717.

6. INVENTORY

Inventory consists of the following:

	December 31, 2014	December 31, 2013
E-cigarettes and accessories	$78,901	$74,419
Packaging	-	16,495
	$78,901	$90,914

During the year ended December 31, 2014, the Company wrote off the full value of DML’s inventory in the amount of $60,301 as a result of DML’s liquidation and impaired the inventory located in Florida in the amount of $41,157 due to inventory obsolescence. During the year ended December 31, 2014, the Company recorded an impairment of inventory of $101,458.

7. PROPERTY AND EQUIPMENT

	December 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,504	$1,909	$595	$1,439
Computer hardware	3,446	2,177	1,269	2,443
	$5,950	$4,086	$1,864	$3,882

Depreciation expense for the year ended December 31, 2014 and 2013 amounted to $2,783 and $1,518 respectively.

8. WEBSITE DEVELOPMENT

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Net
Charlie’s Club Website	$99,989	$6,666	$93,323	$42,789

Amortization expense for the year ended December 31, 2014 and 2013 amounted to $6,666 and Nil respectively.

The estimated amortization expense for the next 4 years ending December 31, 2015, 2016, 2017 and 2018 approximates $19,998 per year, for the year ending December 31, 2019 it approximates $13,331.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders at December 31, 2014 and 2013 as follows:

	December 31, 2014	December 31, 2013
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$6,512
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	100,000	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	431,000	-
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	29,739
Bears interest of 1% per month on a cumulative basis, secured by the assets of the Company, no specific terms of repayment	-	14,103
	$565,739	$20,615

During the year ended December 31, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest. The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 12), resulting in a $435 gain on settlement of debt.

The Company accrued interest of $172 during the year ended December 31, 2014 (December 31, 2013: $15,399) on this loan.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $431,000) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. During the year ended December 31, 2014 the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $39,043 during the year ended December 31, 2014 (December 31, 2013: $nil) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of common shares.

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016.

The Company accrued interest of $4,662 during the year ended December 31, 2014 (December 31, 2013: $nil) on the Secured Note No. 2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of common shares.

On August 15, 2014, the Company settled CAD $1,500 (USD $1,378) of non-interest bearing shareholder loans with the issuance of 10,919 Common Shares of the Company resulting in a loss of $260.

10. CREDIT FACILITY

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest theron shall be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility.

During the year ended December 31, 2014, the Company was advanced $387,110 (CAD $449,083) from the Credit Facility for the purchase of inventory including $77,453 (CAD $89,852) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the year ended December 31, 2014, the Company paid $1,786 of standby fees and $23,577 of interest as a result of the Credit Facility.

11. NOTE PAYABLE - RELATED PARTY

a) On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest at a rate of 6% per annum payable at the maturity date. The Credit Note could be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest could be converted into common stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the common stock of the Company for the 15 trading days prior to the notice of conversion.

On February 14, 2014, the Company repaid all amounts due under the Credit Note.

During the year ended December 31, 2014, the Company accrued $1,638 of interest on the Credit Note (2013:$15,377). At the repayment date, the accrued interest on the Credit Note was $17,015.

b) On September 30, 2013, the Company entered into a secured promissory note with a related party (the “Related Party Note”) for $200,000 due on or before January 1, 2015, bearing interest at a rate of 1.5% per month payable at the maturity date. The related party was also to be paid an establishment fee of 2.0%. The Related Party Note was secured by a general security agreement.

During the year ended December 31, 2013, the Company accrued $9,000 in interest on the Related Party Note and paid $3,000 of the accrued interest resulting in accrued interest payable of $6,000 on the Related Party Note at December 31, 2013.

On December 23, 2013, the Company issued a $200,000 Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Related Party Note (note 12). Upon settlement of the Related Party Note, the establishment fee of 2.0% was waived by the related party.

12. CONVERTIBLE DEBENTURES

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of unsecured subordinated convertible debentures (the “Convertible Debentures”), respectively. The Convertible Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Convertible Debentures are convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Convertible Debentures issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders (note 9) and $50,000 was issued in settlement of loans from related parties (note 17).

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2014, the Company recorded interest expense in the amount of $715,314 related to debt discount, which includes $661,522 related to the conversion of Convertible Debentures in the aggregate amount of $1,125,000.

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

On November 10, 2014, the Company received forms of election whereby holders of the Convertible Debenture elected to convert a total of $275,000, into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering. On November 20, 2014, the Company issued 3,928,571 Common Shares on the conversion of the Convertible Debentures.

During the year ended December 31, 2014, the Company settled $104,652 in interest payable on the Convertible Debentures with 697,679 Common Shares of the Company which were issued in November 2014.

13. COMMON STOCK

Authorized: 300,000,000 Common Shares of $0.0002 par value (the “Common Shares”)

Issued and Outstanding:

	December 31,
	2014	, 2013
92,698,018 Common Shares (2013: 67,066,977)	$18,542	$13,413

During the year ended December 31, 2014, the Company:

●	Issued 200,000 Common Shares for settlement of $10,000 in consulting fees owing to an unrelated party.
●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 835,000 Common Shares valued at $0.10 per share for settlement of $83,500 owing as a result of the production costs of advertising;
●	Issued 10,000 Common Shares valued at $0.10 per share for settlement of $1,000 owing to a related party as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.;
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party;
●	Issued 2,734,667 Common Shares valued at $0.15 per share for cash proceeds of $410,200;
●	Issued 300,000 Common Shares valued at $0.18 per share as a prepayment of $54,000 in consulting fees to an unrelated party;
●	Issued 10,919 Common Shares valued at $0.15 per share for settlement of $1,638 of shareholder loans;
●	Issued 182,749 Common Shares valued at $0.15 per share for settlement at $27,412 in consulting fees owing to an unrelated party;
●	Issued 63,559 Common Shares at $0.236 per share as compensation for $15,000 in consulting fees to an unrelated party;
●	Issued 100,000 Common Shares at $0.16 per share as compensation for $16,000 in consulting fees to an unrelated party;
●	Issued 10,357,143 Common Shares at $0.07 per share as a result of the conversion of $725,000 of Convertible Debentures;
●	Issued 5,714,286 Common Shares at $0.07 per share to related parties as a result of the conversion of $400,000 of Convertible Debentures;
●	Issued 638,978 Common Shares at $0.15 per share for settlement of $102,291 in interest payable to unrelated parties;
●	Issued 277,370 Common Shares at $0.15 per share for settlement of $35,162 in interest payable to related parties;
●	Issued 717,840 Common Shares at $0.15 per share for settlement of $107,676 in consulting fees payable to related parties;
●	Issued 800,000 Common Shares at a fair value of $0.15 per share as compensation for consulting fees to an unrelated party in the amount of $120,000;
●	Issued 500,000 Common Shares at $0.15 per share for settlement of $75,000 in consulting fees to a related party; and
●	Issued 490,000 Common Shares at $0.15 per share for cash proceeds of $73,500.

During the year ended December 31, 2013 the Company:

●	Issued 276,485 Common Shares valued at $0.035 per share for cash proceeds of $9,677;
●	Issued 942,784 Common Shares at an average price of $0.053 per share for settlement of $50,000 in consulting fees owing to an unrelated party;
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

●	Issued 50,000 Common Shares valued at $0.05 per share for cash proceeds of $2,500;
●	Issued 400,000 Common Shares valued at $0.05 per share for settlement of $20,000 in consulting fees owing to unrelated parties; and
●	Issued 300,000 Common Shares valued at $0.0583 per share for settlement of $17,500 in consulting fees owing to unrelated parties.

14. WARRANTS

The following schedule summarizes the outstanding warrants at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Beginning of year	-	$-	1,516,667	$0.10
Issued	1,510,640	0.25	-	-
Expired	-	-	(1,516,667)	(0.10)
End of year	1,510,640	$0.25	-	$-

(a) On February 28, 2014, as part of the acquisition of DML, the Company issued Warrants to acquire 1,000,000 Common Shares of the Company. The Warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date. The Warrants are to be exercisable over 3 years with an exercise price of $0.25 per Common Share. No value has been assigned as the Company has since placed DML into voluntary liquidation, and as a result, there is 0% probability of achieving the vesting provision.

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

The fair value of these issued warrants of $59,240 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.69%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	357%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Credit Facility. During the year ended December 31, 2014, the Company expensed $24,683 in stock based compensation which has been recorded as an administrative expense.

(d) On November 10, 2014, and in connection to the Secured Note and Secured Note No. 2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 14 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,991 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.34%
Expected life	1.14 years
Estimated volatility in the market price of the Common Shares	237%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes. During the year ended December 31, 2014, the Company expensed $5,136 in stock based compensation which has been recorded as an administrative expense.

(e) During fiscal 2012, the Company issued warrants to acquire 1,516,667 Common Shares. These warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one Common Share of the Company and one half purchase warrant. Each warrant entitled the holder to acquire one Common Share of the Company at a price of $0.10 per share. The warrants expired 6 months from the date of issuance.

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

15. DECONSOLIDATION OF SUBSIDIARY

On October 6, 2014, the Company’s wholly owned subsidiary DML held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that by reason of its liabilities, DML be wound up by way of a voluntary liquidation. Mr. Aengus Burns of the accounting firm of Grant Thornton and Mr. Patric Black of the accounting firm of CB Accounting Services were appointed as joint liquidators for the purposes of the winding up of DML. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is required. The Company has therefore deconsolidated DML from its balance sheet as of October 6, 2014. The operations of DML for the period from the acquisition date of February 28, 2014 to the deconsolidation date of October 6, 2014 are included in the operations of the Company. The Company believes it has no responsibility for the liabilities of DML.

As a result of the loss of control and resulting deconsolidation the Company recorded a gain on deconsolidation in the amount of $126,867. The Company also wrote off its investment in Drinan in the amount of $55,000, the intercompany receivable owing from DML in the amount of $233,659 and also the Company released $34,036 in currency translation adjustments retained in other comprehensive income into income.

16. SHARES TO BE ISSUED

At December 31, 2014, the Company had no unissued share liability.

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

17. RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties.

(a)
The Company’s current and former officers and shareholders have advanced funds on an unsecured, non-interest bearing basis to the Company, unless stated otherwise below, for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances.

Advances from related parties during the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Advances by and amounts payable to Officers of the Company, one of which is also a Director	$133,820	$226,430
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	523,824	255,215
Consulting fees owing to persons related to a Director of the Company	49,255	55,907
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	401,264	214,265
Amounts payable to a corporation related by virtue of a common Officer of the Company	30,294	15,609
Consulting fees and expenses payable to Directors of the Company	6,332	-
	$1,144,789	$767,426

During the year ended December 31, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Convertible Debenture (note 12).

During the year ended December 31, 2014, the Company settled $220,075 of the loans owing to an Officer and Director of the Company with cash.

During the year ended December 31, 2014, the Company settled $40,379 of amounts owing to persons related to a Director of the Company with the issuance of 269,190 Common Shares at $0.15 (Note 13).

During the year ended December 31, 2014, the Company settled $142,298 of amounts owing to Directors of the Company with the issuance of 948,650 shares at $0.15 (Note 13).

During the year ended December 31, 2014, the Company owed an amount of $100,000 to an Officer and Director of the Company. The amount is non-interest bearing and payable on January 1, 2016.

(b)	Interest accrued to related parties during the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Interest accrued on advances by Officers of the Company, one of which is also a Director	$39,279	$57,461
Interest accrued on Related Party Note (note 10)	-	6,000
Interest accrued on Credit Note (note 10)	-	15,377
	$39,279	$78,838

c)	Transactions with related parties during the years ended December 31, 2014 and 2013 were as follows:

During the year ended December 31, 2014, the Company expensed $14,928 in rent expense payable to a corporation related by virtue of a common Officer of the Company. The Company also expensed $234,906 in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result the Company issued 140,000 shares.

During the years ended December 31, 2014 and 2013, the Company expensed consulting fees payable to related parties as follows:

	December 31, 2014	December 31, 2013
Directors	$129,038	$164,591
Officers	-	32,918
Corporation owned by two Officers, one of which is also a Director	429,213	363,215
Persons related to a Director	70,705	83,971
	$628,956	$644,695

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility (see Note 10).

18. INCOME TAXES

Under FASB ASC 740, income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has non-capital losses of $1,366,863 (2013:$1,064,996) in Canadian non-capital losses, $3,610,106 (2013: $1,450,334) in US non-capital losses and $372,764 (2013: $0) in Irish non-capital losses.

	United States	Canada	Ireland	Total
2032	$(434,283)	$(626,235)	$-	$(1,060,517)
2033	(1,016,051)	(438,761)	-	(1,454,812)
2034	(2,159,772)	(301,868)	(372,764)	(2,834,404)
	$(3,610,106)	$(1,366,863)	$(372,764)	$(5,349,734)

The reconciliation of income taxes at the statutory income tax rates to the income tax expense is as follows:

	December 31, 2014	December 31, 2013
Loss before income taxes	$3,096,390	$1,502,922
Applicable tax rate ranges from 12.5% to 35%
Expected income tax (recovery) at the statutory rates	(972,218)	(486,424)
Permanent differences	261,986	48,110
Tax benefits not recognized	710,232	438,314
Provision for income taxes	$-	$-

The components of the temporary differences and the country of origin at December 31, 2014 and 2013 are as follows (applying the combined Canadian federal and provincial statutory income tax rate of 26%, the US income tax rate of 35% and the Irish income tax rate of 12.5% for both the years). No deferred tax assets are recognized on these differences as it is not probable that sufficient taxable profit will be available to realize such assets.

	United States		Canada		Ireland
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Loss before income taxes	$(2,417,370)	$(1,062,936)	$(305,638)	$(439,986)	$(373,381)	$-
Applicable tax rate ranges from 12.5% to 35%	35%	35%	26%	26%	12.5%	12.5%
Expected income tax (recovery) at the statutory rates	(846,080)	(372,028)	(79,466)	(114,396)	(46,673)	-
Permanent differences	257,599	46,885	3,771	1,225	617	-
Tax benefits not recognized	588,481	325,143	75,695	113,171	46,056	-
Income taxes-current and deferred	$-	$-	$-	$-	$-	$-

Deferred tax asset components as of December 31, 2014 and 2013 are as follows:

	December 31, 2013	December 31, 2012
Operating losses available to offset future income taxes	$(5,349,734)	$(2,515,330)
Expected income tax recovery at a statutory rate of 35%	1,872,407	880,366
Valuation allowance	(1,872,407)	(880,366)
Income taxes – current and deferred	$-	$-

As the Company has not earned significant revenues, it has provided a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2014 and 2013. Management believes the Company has no uncertain tax position.

19. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $799. The lease expires on April 30, 2016. Minimum annual lease payments are as follows:

2015	$9,587
2016	3,196
$12,783

b) Rental Leases

Effective August 15, 2014, the Company entered into an operating lease agreement for a rental premises in Miami, Florida, USA. The terms of this agreement are to be for a period of 2 years commencing on August 15, 2014 and ending August 14, 2016 with payments made monthly and annual rent in year 1 of $28,020 and year 2 of $30,420. The landlord waived and forgave payment for the first month of the operating lease as part of the agreement. The Company has a one time option to extend the lease for an additional 2 year period with an annual rent increase of $1,200 per each year of the extended term.

2015	$28,720
2016	21,548
$50,268

Effective September 17, 2014, the Company entered into a rental lease agreement for a rental premises in Dublin, Ireland. The terms of this agreement are for a period of 1 year commencing on September 17, 2014 and ending on September 16, 2015 with payments made monthly and annual rent in the 1 year of EUR 22,200.

2015	$18,689

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2014.

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

20. FINANCIAL INSTRUMENT

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at December 31, 2014, the Company included $196 in inventory purchased in a foreign currency on its balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments. These fixed-rate instruments subject the Company to a fair value risk.

21. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes, vaporizers, e-liquids and accessories in North America and Ireland. At December 31, 2014 and 2013, total assets by geographic location are as follows:

	December 31, 2014	December 31, 2013
Canada	$5,524	$3,960
United States	645,383	524,784
Ireland	435,578	-
	$1,086,485	$528,744

During the year ended December 31, 2014 and 2013, total sales by geographic location are as follows:

	December 31, 2014	December 31, 2013
Canada	$11,953	$-
United States	11,449	76,977
Ireland	558,420	-
	$581,822	$76,977

During the year ended December 31, 2014, $503,455 of the Company’s sales were to one customer, this represents 87% of the sales for the year.

22. SUBSEQUENT EVENTS

On January 30, 2015, the Company entered into a supply and distribution agreement with an e-cigarette company distributing primarily to the United Kingdom whereby the Company is to supply white label products for the clients existing brand. In connection with this agreement, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per share.

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $52,000 of the Unsecured Subordinated Convertible Debentures into Common Shares of the Company pursuant to the Convertible Debenture Offering. These shares remain unissued.

On March 9, 2015, the Company settled $1,095 in interest payable to holders of the Convertible Debentures and agreed to issue 7,303 Common Shares at a price of $0.15 per Common Share, such Common Shares remain unissued.

On March 18, 2015, the Company entered into a letter of intent (the “LOI”) to acquire all of the issued and outstanding shares of a Florida based e-liquids manufacturer (the “Target”). The total purchase price would be $1,500,000 (the “Purchase Price”) payable to the vendors as (i) $600,000 in cash payable on closing, (ii) $600,000 in Common Shares of the Company issued on closing, and (iii) $300,000 in promissory notes issued to the vendors, due eighteen (18) months from the closing date, non-interest bearing and secured by common stock in the Company. The Purchase Price is subject to confirmatory due diligence of the Target’s overall business operations. The Company will maintain the existing management team and operational structure of the Target. The transaction is expected to close on or before May 15, 2015 or such other date as agreed between the parties.

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

On February 3, 2014, the Company engaged Schwartz Levitsky Feldman LLP (“SLF LLP”) to serve as the Company’s new independent registered public accounting firm. SLF LLP previously served as the independent register public accounting firm of Snoke Distribution Canada Ltd. (“Snoke Distribution”). On November 21, 2012, the Company and Snoke Distribution merged, and Snoke Distribution became a wholly-owned subsidiary of the Company. In connection with such merger, SLF LLP resigned as the independent registered public accounting firm of Snoke Distribution, effective as of December 11, 2012.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the year, we have initiated disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (principal executive officer) and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

With the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Ernest “Ernie” Eves	68	Chairman of the Board of Directors
Henry J. Kloepper	65	Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees
J. Graham Simmonds	41	Director and Chief Executive Officer
Daniel Yuranyi	58	Director, President and Chief Operating Officer
Dr. Blaise A. Aguirre	50	Director
Christopher Rich	61	Director
Stanley D. Robinson	65	Director
Ashish Kapoor	37	Chief Financial Officer
Carrie J. Weiler	55	Corporate Secretary

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

Henry J. Kloepper (Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees)

Mr. Kloepper has served as the Company’s Lead Independent Director since April 13, 2013 and is currently the Chairman of the Audit, Compensation and Governance Committees. Mr. Kloepper is a leading financier and has been involved in investment banking and corporate finance for over 30 years. He brings a rounded knowledge of the capital markets, strategic growth, and investments. Mr. Kloepper is currently the CEO of Houston Lake Mining Inc., interim CEO of NWT Uranium Corp. and a director of Avieya Communications. Mr. Kloepper was previously a director and president of Mogul Energy International Inc. and has held executive positions with Award Capital, JP Morgan, Citibank, Bank of America, and North American Trust in the US, Canada, and Europe.

We believe Mr. Kloepper is well-qualified to serve as Lead Independent Director and Chairman of the Audit Committee due to his public company experience, financial markets knowledge and business contacts.

J. Graham Simmonds (Director and Chief Executive Officer)

Mr. Simmonds has served as a director and as Chief Executive Officer of the Company since November 15, 2012. Mr. Simmonds has over 17 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or has previously been licensed/registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horseracing service in North America and is a former director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. He is the founder and CEO of Baymount Incorporated, a diversified investment, financial advisory and venture capital firm focused in opportunities within the horse racing, gaming and technology industries and former chairman and CEO of DealNet Capital Corp., a merchant banking company focused on business process outsourcing and consumer financing.

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

Dr. Blaise A. Aguirre (Director)

Dr. Aguirre has served as a director of the Company since November 7, 2014. Dr. Aguirre, an internationally known expert, author and lecturer in child and adolescent psychiatry, is the founding medical director of 3East at McLean Hospital, and is an assistant professor of psychiatry at Harvard Medical School. He served as an independent director of Investors Capital Holdings Ltd. from October 28, 2011 until its sale to RCS Capital Company (RCAP:NYSE) in 2014. Previously, Dr. Aguirre was a broker with Investors Capital Company having obtained his series 7 and 63 securities licenses. Dr. Aguirre sits on the board of directors that oversees the annual running of the Illinois Marathon in Champaign, IL. He was a member of the Medical Advisory Board of IVPCARE Inc. prior to their buyout by Walgreens. Dr. Aguirre has developed and maintains enduring relationships with institutional money managers and venture capitalists and has developed expertise as a small cap stock analyst.

We believe Dr. Aguirre is well-qualified to serve as a member of the Board of Directors due to his medical experience, financial markets knowledge and business contacts.

Christopher Rich (Director)

Mr. Rich has served as a director of the Company since November 7, 2014. Mr. Rich is a successful television, film and theater actor and producer. He studied acting at the University of Texas and later at Cornell University, where he received a master’s degree in theater arts. He began his performing career in New York performing on stage in many off-Broadway and regional productions. Mr. Rich has appeared in many television series, most notably on Murphy Brown and Reba. On the big screen, he starred in The Joy Luck Club, Flight of the Intruder, and the independent art film Prisoners of Inertia with Amanda Plummer. He has appeared in numerous television movies, with credits including Going Home opposite Jason Robards in one of his last performances. Mr. Rich appeared in the Company’s Charlie’s Club original online series called “Find Him. Bring Him In.”

We believe Mr. Rich is well-qualified to serve as a member of the Board of Directors due to his film experience and business/marketing contacts.

Stanley D. Robinson (Director)

Mr. Robinson has served as a director of the Company since October 29, 2008. In addition, Mr. Robinson was most recently a Geologist/Exploration Manager with Kilo Goldmines Ltd., a position he held since January 2007. He is an exploration geologist with over 30 years of experience in Africa (Angola, Democratic Republic of Congo, Ghana, Tanzania, Burkina Faso), Canada and South America. Mr. Robinson’s principal technical expertise is in the management of gold and base metal exploration projects, from grassroots to feasibility stage, geological interpretations with an emphasis on structure and alteration, and in the identification of projects with economic potential. He has extensive experience in managing exploration projects in remote locations and in climatic environments that range from permafrost to tropical and semi-desert.

We believe Mr. Robinson is well-qualified to serve as a member of the Board of Directors due to his public company experience and business contacts.

Ashish Kapoor (Chief Financial Officer)

Mr. Kapoor has served as the Company’s Chief Financial Officer since November 15, 2012. Mr. Kapoor has over 15 years of experience in providing capital markets advisory and assurance services as a finance professional. After obtaining his Chartered Accountant designation at Ernst & Young, Mr. Kapoor has gained over 10 years of experience in investment banking, advising client across various industries. As a senior vice president at Macquarie Capital Markets Canada Ltd., Mr. Kapoor was responsible for the Canadian telecom, media, entertainment and technology investment banking and principal investing group. During his 10 years at Macquarie, Mr. Kapoor completed in excess of $3B in successful principal investments and advised on a further $4B of mergers and acquisitions for third party clients. Prior to Macquarie, Mr. Kapoor obtained his Chartered Accountant designation as part of the Ernst & Young’s Toronto practice and was awarded the Gold Medal for first place in Ontario, and the Bronze Medal for third place in Canada on the 2000 Chartered Accountancy Uniform Final Examination. Mr. Kapoor is also a CFA Charter holder and holds a Masters of Accounting and a Bachelor of Arts degree from University of Waterloo.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2014 all such filing requirements applicable to our Company were complied with on a timely basis, except for the following filings:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form (Type of Form indicated herein)
Daniel Yuranyi	4	2	3,4,5
J. Graham Simmonds	5	3	3,4,5
Ashish Kapoor	5	3	3,4,5
Ernest “Ernie” Eves	3	1	3,4,5
Henry J. Kloepper	3	1	3,4,5
Carrie J. Weiler	4	2	3,4,5
Stanley D. Robinson	2	0	3,5
Dr. Blaise A. Aguirre	1	1	N/A

CODE OF ETHICS

The Company has adopted a corporate Code of Ethics that is applicable to our officers, directors and employees. The Code of Ethics requires that our officers, directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, act in the Company’s best interest, provide full, fair, accurate, timely and understandable disclosure in public reports, ensure prompt internal reporting of code violations, and provide accountability for adherence to the code. The Code of Ethics was filed with the SEC as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

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

The Audit Committee is composed of Henry J. Kloepper, Dr. Blaise A. Aguirre and Stanley D. Robinson.  Henry J. Kloepper serves as the Chairman of the Audit Committee and audit committee financial expert.  Each member of the audit committee is independent as such term is defined under subsection 10A(m)(3) of the Exchange Act. The Audit Committee adopted a charter on January 15, 2014 which was filed with the SEC as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Ernest “Ernie” Eves the Company’s Chairman of the Board of Directors, Henry J. Kloepper the Company’s Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees, J. Graham Simmonds the Company’s Chief Executive Officer and Director, Daniel Yuranyi the Company’s President, Chief Operating Officer and Director, Dr. Blaise A. Aguirre the Company’s Director, Christopher Rich the Company’s Director, Stanley D. Robinson the Company’s Director, Ashish Kapoor the Company’s Chief Financial Officer, Carrie J. Weiler the Company’s Corporate Secretary, for all services rendered in all capacities to the Company for the year ended December 31, 2014 and 2013.

Name/Title	Year	Salary $(1)	Bonus $(1)	Other Annual Compensation $(1)	Restricted Option Stocks/ Payouts Awarded #
Ernest “Ernie” Eves(2)	2014	-	-	-	-
Chairman of the Board of Directors	2013	-	-	-	-
Henry J. Kloepper(2)	2014	-	-	-	-
Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees	2013	-	-	-	-
J. Graham Simmonds(2) (3)	2014	$120,000	-	-	-
Director and Chief Executive Officer	2013	$120,000	-	-	-
Daniel Yuranyi(2)	2014	$120,000	-	-	-
Director, President and Chief Operating Officer	2013	$120,000	-	-	-
Dr. Blaise A. Aguirre(2)	2014	-	-	-
Director	2013	-	-	-	-
Christopher Rich(2)	2014	-	-	$76,000(4)	-
Director	2013	-	-		-
Stanley D. Robinson(2)	2014	-	-	-	-
Director	2013	-	-	-	-
Ashish Kapoor(2) (3)	2014	$120,000	-	-	-
Chief Financial Officer	2013	$120,000	-	-	-
Carrie J. Weiler(2)	2014	$33,900	-	-	-
Corporate Secretary	2013	$33,900	-	-	-

(1)
All figures in the table above are denominated in Canadian Dollars unless otherwise noted. The Company’s Canadian subsidiary maintains its books and records in Canadian Dollars. The Company’s financial statements are converted to U.S. Dollars (the reporting currency) for consolidation purposes. For the year ended December 31, 2014, the exchange rate used to translate amounts in Canadian Dollars to U.S. Dollars was $0.9055 (December 31, 2013: $0.9710).

(2)
As of the date of the filing of this Report, other than the SimKap Agreement (as defined below), the Company has not entered into employment agreements with any of the Company’s officers and directors. However, the Company and each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor has agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Carrie J. Weiler have agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

(3)
Commencing on April 1, 2013, compensation with respect to the services of Mr. Simmonds and Mr. Kapoor in their respective roles with the Company were paid by the Company to SimKap in accordance with the terms of the SimKap Agreement in lieu of payments to Mr. Simmonds and Mr. Kapoor.

(4)
Compensation with respect to the services rendered to the Company by Mr. Rich were paid to Rich Richies Inc. During the year ended December 31, 2014, the Company paid a total of $76,000 U.S. Dollars to such affiliate.

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2014 and 2013.

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

EMPLOYMENT CONTRACTS

As of the date of the filing of this Report, other than the SimKap Agreement (as defined below), the Company has not entered into employment agreements with any of the Company’s officers and directors. However, the Company and each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor has agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Mr. Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Carrie J. Weiler have agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

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

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of our Common Stock, as of March 30, 2015, by:
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

Name of Beneficial Owner	Number of Common Shares		Percentage Owned
J. Graham Simmonds	9,267,982	(5)	10.00%
Daniel Yuranyi	7,948,650		8.57%
Ashish Kapoor	4,057,245	(6)	4.38%
Ernest “Ernie” Eves	1,000,000		1.08%
Dr. Blaise A. Aguirre	923,440	(7)	1.00%
Christopher Rich	510,000	(8)	0.55%
Carrie J. Weiler	382,749		0.41%
Henry J. Kloepper	100,000	(9)	0.11%
Stanley D. Robinson	60,000		0.06%
Directors and Executive Officers as a group	24,250,066		26.16%

Southshore Capital Partners, LP	6,793,975		7.33%

(1)	This table is based upon 92,698,018 Common Shares issued and outstanding as of March 30, 2015.

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

(4)	The mailing address of each of the individuals and entities listed above is c/o Gilla Inc., 15540 Biscayne Blvd., North Miami, FL 33160.

(5)	Includes 5,762,661 Common Shares owned by GraySim Family Trust and 3,430,321 Common Shares owned by The Woodham Group Inc.

(6)	Includes 3,757,245 Common Shares owned by 2364201 Ontario Corp.

(7)	Includes 59,000 Common Shares owned by Dr. Aguirre’s spouse.

(8)	Includes 510,000 Common Shares owned by Rich Richies Inc.

(9)	Includes 100,000 Common Shares owned by Mr. Kloepper’s spouse.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 11 and 17 of the audited consolidated financial statements of the Company for the years ended December 31, 2014 and 2013, and repeated below.

Note Payable, Related Party (Note 11)

a)
On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”) with Credifinance Capital Corp., a related party by virtue of a former officer and director of the Company, for $225,000 due on or before February 15, 2014, bearing interest at a rate of 6% per annum payable at the maturity date. The Credit Note could be repaid, in whole or in part, without penalty with five days prior written notice. At any time subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest could be converted into common stock at a conversion price of the lower of $0.01 per share or the average of the bid prices for the common stock of the Company for the 15 trading days prior to the notice of conversion.

On February 14, 2014, the Company repaid all amounts due under the Credit Note.

During the year ended December 31, 2014, the Company accrued $1,638 of interest on the Credit Note (2013:$15,377). At the repayment date, the accrued interest on the Credit Note was $17,015.

b)
On September 30, 2013, the Company entered into a secured promissory note (the “Related Party Note”) with The Woodham Group Inc., a related party by virtue of a common officer and director, for $200,000 due on or before January 1, 2015, bearing interest at a rate of 1.5% per month payable at the maturity date. The related party was also to be paid an establishment fee of 2.0%. The Related Party Note was secured by a general security agreement.

During the year ended December 31, 2013, the Company accrued $9,000 in interest on the Related Party Note and paid $3,000 of the accrued interest resulting in accrued interest payable of $6,000 on the Related Party Note at December 31, 2013.

On December 23, 2013, the Company issued a $200,000 Convertible Debenture, maturing on January 31, 2016 and bearing interest at a rate of 12% per annum in settlement of the Related Party Note (note 12).  Upon settlement of the Related Party Note, the establishment fee of 2.0% was waived by the related party.

Related Party Transactions (Note 17)

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties.

(a)
The Company’s current and former officers and shareholders have advanced funds on an unsecured, non-interest bearing basis to the Company, unless stated otherwise below, for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances.

Advances from related parties during the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Advances by and amounts payable to Officers of the Company, one of which is also a Director	$133,820	$226,430
Advances by and consulting fees payable to SimKap Advisory Corp., a corporation owned by two Officers of the Company, one of which is also a Director	523,824	255,215
Consulting fees owing to persons related to a Director of the Company	49,255	55,907
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	401,264	214,265
Amounts payable to a corporation related by virtue of a common Officer of the Company	30,294	15,609
Consulting fees and expenses payable to Directors of the Company	6,332	-
	$1,144,789	$767,426

During the year ended December 31, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Convertible Debenture (note 12).

During the year ended December 31, 2014, the Company settled $220,075 of the loans owing to an Officer and Director of the Company with cash.

During the year ended December 31, 2014, the Company settled $40,379 of amounts owing to persons related to a Director of the Company with the issuance of 269,190 Common Shares at $0.15 (Note 13).

During the year ended December 31, 2014, the Company settled $142,298 of amounts owing to Directors of the Company with the issuance of 948,650 shares at $0.15 (Note 13).

During the year ended December 31, 2014, the Company owed an amount of $100,000 to an Officer and Director of the Company.  The amount is non-interest bearing and payable on January 1, 2016.

(b)	Interest accrued to related parties during the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Interest accrued on advances by Officers of the Company, one of which is also a Director	$39,279	$57,461
Interest accrued on Related Party Note (note 10)	-	6,000
Interest accrued on Credit Note (note 10)	-	15,377
	$39,279	$78,838

c)	Transactions with related parties during the years ended December 31, 2014 and 2013 were as follows:

During the year ended December 31, 2014, the Company expensed $14,928 in rent expense payable to a corporation related by virtue of a common Officer of the Company. The Company also expensed $234,906 in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result the Company issued 140,000 shares.

During the years ended December 31, 2014 and 2013, the Company expensed consulting fees payable to related parties as follows:

	December 31, 2014	December 31, 2013
Directors	$129,038	$164,591
Officers	-	32,918
Corporation owned by two Officers, one of which is also a Director	429,213	363,215
Persons related to a Director	70,705	83,971
	$628,956	$644,695

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility (see Note 10).

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

Director Independence

As of the date of the filing of this Report, Ernest “Ernie” Eves, Henry J. Kloepper, Dr. Blaise A. Aguirre and Stanley D. Robinson are the members of the Company’s Board of Directors who are deemed to be independent. During the fiscal year ended December 31, 2014, Dr. Blaise A. Aguirre was appointed to the Board of Directors and deemed to be an independent member of the Board. During the fiscal year ended December 31, 2013, Henry J. Kloepper was appointed to the Board of Directors and deemed to be an independent member of the Board.

The Company’s Board of Directors currently has an Audit Committee composed of Henry J. Kloepper (Chairman of the Audit Committee and lead financial expert), Dr. Blaise A. Aguirre (Audit Committee Member) and Stanley D. Robinson (Audit Committee Member). During the fiscal year ended December 31, 2014, Dr. Blaise A. Aguirre was appointed an Audit Committee Member to replace Ernest “Ernie” Eves. The Board of Directors does not have a separate Nominating Committee, Compensation Committee or Governance Committee, and such functions are addressed by the entire Board. Although the Board of Directors does not have a separate Compensation Committee or Governance Committee, Henry J. Kloepper serves as the Chairman of the Compensation and Governance Committees.

Board members J. Graham Simmons and Daniel Yuranyi are officers of the Company and are not deemed independent. Board member Christopher Rich was appointed as a director during the fiscal year ended December 31, 2014, and he is paid for his services as a consultant to a direct subsidiary of the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 18, 2015, the Company’s Board of Directors engaged Schwartz Levitsky Feldman LLP (“SLF LLP”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

(1) Audit Fees

Schwartz Levitsky Feldman LLP, the Company’s independent registered public accounting firm, billed an aggregate of $52,500 (2013: $50,000) Canadian dollars for audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2014 and included in the Company’s Annual Report on Form 10-K.

 (2) Audit Related Fees

No other professional services were rendered by SLF LLP for audit related services rendered during the fiscal years ended December 31, 2014 and 2013, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

No professional services were rendered by SLF LLP for tax compliance, tax advice, and tax planning the fiscal years ended December 31, 2014 and 2013.

(4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Audited Consolidated Financial Statements of Gilla Inc. for the Years Ended December 31, 2014 and 2013.

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation.		10-SB	3.1	11/15/1999

3.2	Articles of Amendment to the Articles of Incorporation.		8-K	3.2	5/14/2003

3.3	Bylaws.		10-SB	3.2	11/15/1999

10.1	Share Purchase Agreement, by and between the Company and Credifinance Capital Corp., dated as June 22, 2012.		8-K		11/28/2012

10.2	Letter of Intent, by and between the Company and Snoke Distribution Canada Ltd., dated June 25, 2012.		8-K		11/28/2012

10.5	Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of April 15, 2011.		8-K		11/28/2012

10.6	Loan Termination Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.7	New Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.8	6% Convertible Credit Note, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.9	Form of Gilla Inc. Private Placement Subscription Agreement and Investment Letter, dated as of November 15, 2012.		8-K		11/28/2012

10.10	Exclusive Distribution Agreement, by and between Snoke Distibution Canada Ltd. and Ecoreal GmbH & Co. KG, dated as of November 24, 2011.		8-K		11/28/2012

10.11	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.12	General Security Agreement, by and between the Company and Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.13	Letter Agreement, by and between the Company and Drianan Marketing Limited, dated as of January 22, 2014.		10-Q		5/21/2014

10.14	Purchase and Sale Agreement, by and among the Company, Drinan Marketing Limited, Andrew Hennessy and Michele Hennessy, dated as of January 23, 2014.		10-Q		5/21/2014

10.15	Loan Agreement (for a Revolving Credit Facility), by and between the Company and Sarasvati Investments Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.16	Intercreditor and Subordination Agreement, by and among the Company, Sarasvati Investments Inc., and Gravitas Financial Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.17	Security Agreement from the Company to Sarasvati Investments Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.18	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of July 15, 2014.		10-Q		11/18/2014

10.19	Amendment to the Secured Promissory Notes, by and between the Company and Gravitas Financial Inc., dated November 10, 2014.		10-Q		11/18/2014

21.1	List of Subsidiaries.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

99.1	Audit Committee Charter.		10-K	99.1	4/8/2014

99.2	Code of Ethics.		10-K	99.2	4/8/2014

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2015 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ J. Graham Simmonds
J. Graham Simmonds
Chief Executive Officer

By:	/s/ Ashish Kapoor
Ashish Kapoor
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date
/s/ Ernest “Ernie” Eves
Ernest “Ernie” Eves	Chairman	March 31, 2015
/s/ Henry J. Kloepper
Henry J. Kloepper	Director	March 31, 2015
/s/ J. Graham Simmonds
J. Graham Simmonds	CEO/Director	March 31, 2015
/s/ Daniel Yuranyi
Daniel Yuranyi	President/COO/Director	March 31, 2015
/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	March 31, 2015
/s/ Christopher Rich
Christopher Rich	Director	March 31, 2015
/s/ Stanley D. Robinson
Stanley D. Robinson	Director	March 31, 2015