Form 10-Q
period 2015-03-31
GILLA INC.
filed 2015-05-15
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

93,448,178 Common Shares, $0.0002 Par Value, were issued and outstanding as of May 15, 2015.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Page
PART I - Financial Information

Item 1.	Interim Financial Statements (unaudited)

	Consolidated Interim Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	3

	Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014	4

	Unaudited Consolidated Interim Statement of Changes in Shareholders’ Deficiency for the Three Months Ended March 31, 2015	5

	Unaudited Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Disclosure Control and Procedures

PART II - Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Gilla Inc.
Consolidated Interim Balance Sheets
(Amounts expressed in US Dollars)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,234	$496,724
Accounts receivable	33,248	37,421
Inventory (note 6)	76,649	78,901
Prepaid expenses and vendor deposits	284,289	378,252
Total current assets	395,420	991,298
Long term assets
Property and equipment (note 7)	1,411	1,864
Website development (note 8)	88,323	93,323
Total long term assets	89,734	95,187

Total assets	$485,154	$1,086,485

LIABILITIES
Current liabilities
Accounts payable	$402,962	$309,139
Accrued liabilities	51,748	69,017
Accrued interest - related parties (note 17)	57,966	39,279
Loans from shareholders (note 9)	534,093	34,739
Due to related parties (note 17)	1,442,041	1,144,789
Credit facility (note 10)	-	387,110
Total current liabilities	2,488,810	1,984,073

Long term liabilities
Loan from shareholders (note 9)	-	531,000
Due to related party (note 17)	-	100,000
Convertible debentures (note 12)	34,605	24,828
Total long term liabilities	34,605	655,828

Total liabilities	2,523,415	2,639,901

Going concern (note 2)
Related party transactions (note 17)
Commitments and contingencies (note 18)
Subsequent events (note 21)
STOCKHOLDERS’ DEFICIENCY

Common stock (note 13)	$18,542	$18,542
Additional paid-in capital	4,037,201	3,998,482
Shares to be issued (note 15)	53,096	-
Accumulated deficit	(6,372,740)	(5,702,351)
Accumulated other comprehensive income	225,640	131,911
Total shareholders’ deficiency	(2,038,261)	(1,553,416)

Total liabilities and stockholders’ deficiency	$485,154	$1,086,485

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Sales	$3,804	$19,261
Cost of goods sold	2,231	32,022
Gross profit (loss)	1,573	(12,761)

Operating expenses
Administrative	365,639	400,599
Consulting fees - related parties (note 17)	176,994	161,828
Depreciation and amortization	5,449	700
Total operating expenses	548,082	563,127

Loss from operations	(546,509)	(575,888)

Other income (expenses):
Foreign exchange	10,084	(20,978)
Loss on loan receivable written off (note 5)	-	19,867
Loss on settlement of debt	-	(27,563)
Amortization of debt discount	(61,777)	(8,847)
Interest expense, net	(72,187)	(51,074)

Total other expenses	(123,880)	(88,595)

Net loss before income taxes	(670,389)	(664,483)
Income taxes	-	-
Net loss	$(670,389)	$(664,483)

Loss per share (basic and diluted)	$(0.007)	$(0.010)

Weighted average number of shares outstanding during the period	92,698,018	67,723,122

Comprehensive loss:
Net loss	$(670,389)	$(664,483)

Foreign exchange translation adjustment for the period	93,729	34,565

Comprehensive loss	$(576,660)	$(629,918)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$-	$(5,702,351)	$131,911	$(1,553,416)

Common shares to be issued for settlement of interest payable on convertible debentures at $0.15 per share	-	-	-	738	-	-	738

Common shares to be issued for settlement of interest payable on convertible debentures with a director at $0.15 per share	-	-	-	358	-	-	358

Common shares to be issued for conversion of convertible debentures at $0.07 per share	-	-	-	52,000	-	-	52,000

Stock based compensation	-	-	38,719	-	-	-	38,719

Foreign currency translation gain	-	-	-	-	-	93,729	93,729

Net loss	-	-	-	-	(670,389)	-	(670,389)

Balance, March 31, 2015	92,698,018	$18,542	$4,037,201	$53,096	$(6,372,740)	$225,640	$(2,038,261)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statements of Cash Flows
(Amounts Expressed in US Dollars)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(670,389)	$(664,483)
Items not requiring an outlay of cash
Depreciation	450	700
Amortization	4,999	-
(Gain) on loan receivable written-off	-	(19,867)
Stock based compensation	38,719	-
Amortization of debt discount	61,777	8,847
Loss on settlement of debt		27,563
Common shares to be issued for settlement of interest	1,096	-
Common shares issued for services	-	65,000
Changes in operating assets and liabilities
Accounts receivable	-	56
Funds held in trust	-	20,000
Prepaid expenses and vendor deposits	93,305	(55,658)
Inventory	2,231	32,708
Accounts payable	101,498	12,240
Accrued liabilities	(17,269)	(29,599)
Related party payables	138,177	119,753
Accrued interest-related party	18,687	(74,274)
Net cash used in operating activities	(226,719)	(557,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development	-	(20,000)
Net cash used in investing activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from Drinan Marketing Ltd.	-	8,812
Repayment of credit facility	(387,110)	-
Loans to subsidiary prior to acquisition	-	(109,978)
Shareholder loan received (paid)	7,106	452,583
Net proceeds from related parties	71,443	35,525
Repayment of related party note payable	-	(225,000)
Proceeds from sale of convertible debentures	-	80,000
Net cash provided by financing activities	(308,561)	241,942
Effect of exchange rate changes on cash	39,790	21,693

Net increase in cash	$(495,490)	$(313,379)

Cash at beginning of period	496,724	355,860

Cash at end of period	$1,234	$42,481

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$6,943	$96,051
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common stock issued for payment of consulting fees payable	$-	$65,000
Debentures issued for settlement of related party and shareholder loans	$-	$53,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
March 31, 2015
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

On March 18, 2015, the Company entered into a letter of intent (the “LOI”) to acquire all of the issued and outstanding shares of a Florida based e-liquids manufacturer (the “Target”). The total purchase price would be $1,500,000 (the “Purchase Price”) payable to the vendors as (i) $600,000 in cash payable on closing, (ii) $600,000 in Common Shares of the Company issued on closing, and (iii) $300,000 in promissory notes issued to the vendors, due eighteen (18) months from the closing date, non-interest bearing and secured by common stock in the Company. The Purchase Price is subject to confirmatory due diligence of the Target’s overall business operations. The Company will maintain the existing management team and operational structure of the Target. The transaction is expected to close on or before May 15, 2015 or such other date as agreed between the parties. The Company has completed its due diligence and the parties have agreed to extend the closing until the formal closing documents are prepared.

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

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2015, the Company has an accumulated deficit of $6,372,740 , a working capital deficiency of $2,093,390 and negative cash flows from operating activities of $226,719 for the three month period ended March 31, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

These unaudited condensed consolidated interim financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a) Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

(b) Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these unaudited condensed consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(c) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at March 31, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

(e) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  During the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the year ended December 31, 2014 representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the three month period ended March 31, 2015, the Company expensed $46,782 (March 31, 2014: $71,639) as corporate promotions.

(f) Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the periods ended March 31, 2015 and 2014.

(g) Comprehensive Income or Loss

The Company reports comprehensive income or loss in its unaudited condensed consolidated interim financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

(h) Use of Estimates

The preparation of consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.  The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of goodwill, accruals, impairment of property and equipment, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances.  Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions.  It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.  The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(i) Recent Accounting Pronouncements

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

On October 6, 2014, the Company’s wholly owned subsidiary DML held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that DML, by reason of its liabilities, be wound up by way of a voluntary liquidation (see note 16).

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

6. INVENTORY

Inventory consists of the following:

	March 31, 2015	December 31, 2014
E-cigarettes and accessories	$76,649	$78,901

During the year ended December 31, 2014, the Company wrote off the full value of DML’s inventory in the amount of $60,301 as a result of DML’s liquidation and impaired the inventory located in Florida in the amount of $41,157 due to inventory obsolescence. During the year ended December 31, 2014, the Company recorded an impairment of inventory of $101,458.

7. PROPERTY AND EQUIPMENT

	March 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,459	$2,058	$401	$595
Computer hardware	3,402	2,392	1,010	1,269
	$5,861	$4,450	$1,411	$1,864

Depreciation expense for the three month periods ended March 31, 2015 and 2014 amounted to $450 and $700 respectively.

8. WEBSITE DEVELOPMENT

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Net
Charlie’s Club Website	$99,989	$11,666	$88,323	$93,323

Amortization expense for the three month period ended March 31, 2015 and 2014 amounted to $4,999 and Nil respectively.

The estimated amortization expense for the next 4 years ending December 31, 2015, 2016, 2017 and 2018 approximates $19,998 per year, for the year ending December 31, 2019 it approximates $13,331.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders as follows:

	March 31, 2015	December 31, 2014
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	100,000	100,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	394,750	431,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	34,343	29,739
	$534,093	$565,739

During the year ended December 31, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest.  The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 12), resulting in a $435 gain on settlement of debt.

The Company accrued interest of Nil during the three month period ended March 31, 2015 (March 31, 2014: $172) on this loan.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $394,750) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.  During the year ended December 31, 2014 the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $8,587 during the three month period ended March 31, 2015 (March 31, 2014: Nil) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of common shares.

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

The Company accrued interest of $2,585 during the three month period ended March 31, 2015 (March 31, 2014:Nil) on the Secured Note No. 2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of common shares.

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

During the three month period ended March 31, 2015, the Company paid $6,943 of interest as a result of the Credit Facility.

On February 11, 2015, the Company fully repaid the amounts advanced from The Credit Facility.

11. NOTE PAYABLE - RELATED PARTY

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

During the three month periods ended March 31, 2014 and 2013, the Company accrued Nil and $1,638 of interest on the Credit Note, respectively.

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the three month period ended March 31, 2015, the Company recorded interest expense in the amount of $61,777 (March 31, 2014: $8,847) related to debt discount which includes $43,435 related to the conversion of convertible debentures in the aggregate amount of $52,000.

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

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debenture elected to convert a total of $52,000, into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering.  At March 31, 2015, the 742,857 Common Shares related to the conversion were not yet issued, the Common Shares were issued subsequently on April 13, 2015.

13. COMMON STOCK

Authorized: 300,000,000 Common Shares of $0.0002 par value (the “Common Shares”)

Issued and Outstanding:

	March 31, 2015	December 31, 2014
92,698,018 Common Shares (December 31, 2014: 92,698,018)	$18,542	$18,542

The Company did not issue any Common Shares during the three month period ended March 31, 2015.

During the year ended December 31, 2014, the Company:

●	Issued 200,000 Common Shares for settlement of $10,000 in consulting fees owing to an unrelated party.
●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 835,000 Common Shares valued at $0.10 per share for settlement of $83,500 owing as a result of the production costs of advertising;
●	Issued 10,000 Common Shares valued at $0.10 per share for settlement of $1,000 owing to a related party as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.;
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party;
●	Issued 2,734,667 Common Shares valued at $0.15 per share for cash proceeds of $410,200;
●	Issued 300,000 Common Shares valued at $0.18 per share as a prepayment of $54,000 in consulting fees to an unrelated party;
●	Issued 10,919 Common Shares valued at $0.15 per share for settlement of $1,638 of shareholder loans;
●	Issued 182,749 Common Shares valued at $0.15 per share for settlement at $27,412 in consulting fees owing to an unrelated party;
●	Issued 63,559 Common Shares at $0.236 per share as compensation for $15,000 in consulting fees to an unrelated party;
●	Issued 100,000 Common Shares at $0.16 per share as compensation for $16,000 in consulting fees to an unrelated party;
●	Issued 10,357,143 Common Shares at $0.07 per share as a result of the conversion of $725,000 of Convertible Debentures;
●	Issued 5,714,286 Common Shares at $0.07 per share to related parties as a result of the conversion of $400,000 of Convertible Debentures;
●	Issued 638,978 Common Shares at $0.15 per share for settlement of $102,291 in interest payable to unrelated parties;
●	Issued 277,370 Common Shares at $0.15 per share for settlement of $35,162 in interest payable to related parties;
●	Issued 717,840 Common Shares at $0.15 per share for settlement of $107,676 in consulting fees payable to related parties;
●	Issued 800,000 Common Shares at a fair value of $0.15 per share as compensation for consulting fees to an unrelated party in the amount of $120,000;
●	Issued 500,000 Common Shares at $0.15 per share for settlement of $75,000 in consulting fees to a related party; and
●	Issued 490,000 Common Shares at $0.15 per share for cash proceeds of $73,500.

14. WARRANTS

The following schedule summarizes the outstanding warrants:

	March 31, 2015		December 31, 2014
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Beginning of period	1,510,640	$0.25	-	$-
Issued	250,000	0.30	1,510,640	0.25
Expired	-	-	-	-
End of period	1,760,640	$0.26	1,510,640	$0.25

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

The Company booked the value of the warrants as prepaid to be expensed over the life of the Credit Facility.  During the three month period ended March 31, 2015, the Company expensed $14,810 in stock based compensation which has been recorded as an administrative expense.

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

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes.  During the three month period ended, the March 31, 2015 Company expensed $9,063 in stock based compensation which has been recorded as an administrative expense.

(e) On January 30, 2015, and in connection to a supply and distribution agreement, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share.

The fair value of these issued warrants of $38,719 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.71%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	320%
Dividend yield	Nil

The Company fully expensed the value of the warrants in stock based compensation which has been recorded as an administrative expense.

15. SHARES TO BE ISSUED

At March 31, 2015, the Company had $53,096 in unissued share liability, consisting of the following:

●	The Company settled $738 of interest payable on Convertible Debentures at $0.15 per share, the Common Shares were issued on April 13, 2015;
●	The Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015; and
●	The Company converted $52,000 of Convertible Debentures at $0.07 per share, the Common Shares were issued on April 13, 2015.

At December 31, 2014, the Company had no unissued share liability.

16.  DECONSOLIDATION OF SUBSIDIARY

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

Advances from related parties were as follows:

	March 31, 2015	December 31, 2014
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$261,240	$133,820
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	596,897	523,824
Consulting fees owing to persons related to an Officer who is also a Director of the Company	46,097	49,255
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	463,614	401,264
Amounts payable to a corporation related by virtue of a common Officer of the Company	45,693	30,294
Consulting fees and director fees payable to Directors of the Company	28,500	6,332
	$1,442,041	$1,144,789

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

During the year ended December 31, 2014, the Company settled $142,298 of amounts owing to Directors of the Company with the issuance of 948,650 Common Shares at $0.15 (note 13).

During the year ended December 31, 2014, the Company owed an amount of $100,000 to an Officer and Director of the Company.  The amount is non-interest bearing and payable on January 1, 2016.

(b)	Interest accrued to related parties were as follows:

	March 31, 2015	December 31, 2014

Interest accrued on advances by Officers of the Company, one of which is also a Director	$57,966	$39,279
	$57,966	$39,279

c)	Transactions with related parties were as follows:

During the three month period ended March 31, 2015, the Company expensed Nil (March 31, 2014: $3,761) in rent expense payable to a corporation related by virtue of a common Officer of the Company. The Company also expensed $29,187 (March 31, 2014: $47,055) in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result the Company issued 140,000 Common Shares.

During the three month period ended March 31, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	March 31. 2015	March 31, 2014
Directors	$38,250	$33,900
Officers	27,322	-
Corporation owned by two Officers, one of which is also a Director	95,505	108,428
Persons related to a Director	15,917	19,500
	$176,994	$161,828

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility (see note 10).

18. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $799 per month. The lease expires on April 30, 2016. Minimum annual lease payments are as follows:

2015	$7,190
2016	3,196
$10,386

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

2015	$21,540
2016	21,548
$43,087

Effective September 17, 2014, the Company entered into a rental lease agreement for a rental premises in Dublin, Ireland. The terms of this agreement are for a period of 1 year commencing on September 17, 2014 and ending on September 16, 2015 with payments made monthly and annual rent in the 1 year of EUR 22,200.

2015	$12,787

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2015.

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

19. FINANCIAL INSTRUMENT

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at March 31, 2015, the Company included $174 in inventory purchased in a foreign currency on its balance sheet.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

20. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes, vaporizers, e-liquids and accessories in North America and Ireland.  Total assets by geographic location are as follows:

	March 31, 2015	December 31, 2014
Canada	$196	$5,524
United States	449,476	645,383
Ireland	37,713	435,578
	$487,385	$1,086,485

Total sales by geographic location are as follows:

	March 31, 2015	March 31, 2014
Canada	$-	$-
United States	3,804	-
Ireland	-	19,261
	$3,804	$19,261

21. SUBSEQUENT EVENTS

On April 13, 2015, the Company issued 742,857 Common Shares at a price of $0.07 per share, as a result of elections received on March 9, 2015 to convert $52,000 of the Convertible Debentures.

On April 13, 2015, the Company issued 7,303 Common Shares at a price of $0.15 per share, related to the settlement of $1,096 in interest payable on the Convertible Debentures.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

On March 9, 2015, the Company received forms of election whereby holders of its 12% unsecured subordinated convertible debentures (the “Convertible Debentures”) elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On April 13, 2015, the Company issued 742,857 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on March 9, 2015 to convert $52,000 of the Convertible Debentures.

On March 9, 2015, the Company settled $1,096 in interest payable to holders of the Convertible Debentures and issued 7,303 Common Shares at a price of $0.15 per Common Share on April 13, 2015.

On March 18, 2015, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of a Florida based e-liquids manufacturer (the “Target”). The total purchase price would be $1,500,000 (the “Purchase Price”) payable to the vendors as (i) $600,000 in cash payable on closing, (ii) $600,000 in common stock of the Company issued on closing, and (iii) $300,000 in promissory notes issued to the vendors, due eighteen (18) months from the closing date, non-interest bearing and secured by shares of common stock of the Company. The Purchase Price is subject to confirmatory due diligence of the Target’s overall business operations. The Company will maintain the existing management team and operational structure of the Target. The transaction was expected to close on or before May 15, 2015 or such other date as agreed between the parties. As at the date of this Report, the Company has completed its due diligence and the parties have agreed to extend the closing until the formal closing documents are prepared.

Subsequent Events

On May 5, 2015, Ashish Kapoor was appointed as Interim Corporate Secretary of the Company following the resignation of Carrie J. Weiler from her position as the Corporate Secretary of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

Revenue

For the three month period ended March 31, 2015, the Company generated $3,804 in sales from the white label sales of electronic cigarettes, vaporizers, e-liquids and accessories (collectively, “E-cigarettes”) as compared to $19,261 in sales for the three month period ended March 31, 2014. For the three month period ended March 31, 2015, E-cigarette sales of $3,804 was generated in the United States. For the three month period ended March 31, 2014, E-cigarette sales of $19,261 was generated in Ireland.

The Company’s cost of goods sold for the three month period ended March 31, 2015 was $2,231 which represents E-cigarette products and the related packaging as compared to $32,022 for the three month period ended March 31, 2014. Gross profit for the three month period ended March 31, 2015 was $1,573 as compared to a loss of $12,761 for the comparative period. The Company incurred higher than usual cost of goods sold in the three month period ended March 31, 2014 due to one-time expenses related to packaging setup for white label clients.

Operating Expenses

For the three month period ended March 31, 2015, the Company incurred administrative expenses of $365,639, consulting fees to related parties of $176,994 and depreciation and amortization expense of $5,449. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and subcontractor fees. Total operating expenses for the three month period year ended March 31, 2015 were $548,082. For the three month period ended March 31, 2014, the Company incurred administrative expenses of $400,599, consulting fees to related parties of $161,828 and depreciation and amortization expense of $700. Total operating expenses for the three month period ended March 31, 2014 were $563,127. The increase in consulting fees due to related parties of $15,166 is attributable to the effects of foreign exchange translation.

Loss from Operations

For the three month period ended March 31, 2015 the Company incurred a loss from operations of $546,509 as compared to a loss from operations of $575,888 for the three month period ended March 31, 2014 due to the reasons discussed above.

Other Expenses

For the three month period ended March 31, 2015, the Company incurred a foreign exchange gain of $10,084, amortization of debt discount of $61,777 and interest expense of $72,187. For the three month period ended March 31, 2014, the Company incurred a foreign exchange loss of $20,978, amortization of debt discount of $8,847, gain on loan receivable written off of $19,867, loss on settlement of debt of $27,563 and interest expense of $51,074. For the three month period ended March 31, 2015, the Company incurred total other expenses of $123,880 as compared to $88,595 for the three month period ended March 31, 2014.

Net Loss and Comprehensive Loss

Net loss amounted to $670,389 for the three month period ended March 31, 2015 compared to a loss of $664,483 for the three month period ended March 31, 2014.

Comprehensive loss amounted to $576,660 for the three month period ended March 31, 2015 compared to a loss of $629,918 for the three month period ended March 31, 2014. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars and Euros to U.S. dollars.

Inflation

Through the period covered by this Report, inflation has not had a significant impact on the Company’s net sales and revenues and on income from continuing operations.

Liquidity and Capital Resources

As at March 31, 2015, the Company had total assets of $485,154 (compared to total assets of $1,086,485 at December 31, 2014) consisting of cash of $1,234, accounts receivable of $33,248, inventory of $76,649, prepaid expenses and vendor deposits of $284,289, property and equipment of $1,411 and website development of $88,323. The decrease in assets at March 31, 2015 from December 31, 2014, is primarily the result of the repayment of the credit facility during the three month period ended March 31, 2015.

As at March 31, 2015, the Company had total liabilities of $2,523,415 (compared to total liabilities  of $2,639,901 at December 31, 2014) consisting of accounts payable of $402,962, accrued liabilities of $51,748, accrued interest due to related parties of $57,966, loans from shareholders of $534,093, amounts due to related parties of $1,442,041 and Convertible Debentures of $34,605.

At March 31, 2015, the Company had negative working capital of $2,093,390 and an accumulated deficit of $6,372,740.

As at December 31, 2014, the Company had total assets of $1,086,485 consisting of cash of $496,724, accounts receivable of $37,421, inventory of $78,901, prepaid expenses and vendor deposits of $378,252, property and equipment of $1,864 and website development of $93,323.

As at December 31, 2014, the Company had total liabilities of $2,639,901 consisting of accounts payable of $309,139, accrued liabilities of $69,017, accrued interest due to related parties of $39,279, loans from shareholders of $34,739, amounts due to related parties of $1,144,789, advances on Credit Facility of $387,110, long term loans from shareholders of $531,000, long term amounts due to a related party of $100,000 and Convertible Debentures of $24,828.

At December 31, 2014, the Company had negative working capital of $992,775 and an accumulated deficit of $5,702,351.

Net cash used in operating activities

For the three month period ended March 31, 2015, the Company used cash of $226,719 (compared to $557,014 of cash used in operating activities during the three month period ended March 31, 2014) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the three month period ended March 31, 2015, net cash used in investing activities was $nil. For the three month period ended March 31, 2014, net cash used in investing activates was $20,000 attributable to website development.

Net cash flow from financing activities

For the three month period ended March 31, 2015, net cash used by financing activities was $308,561 (see “Credit Facility”) compared to net cash provided by financing activities of $241,942 for the three month period ended March 31, 2014.

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

During the three month period ended March 31, 2015, the Company paid $6,943 of interest on its borrowings under the Credit Facility.

On February 11, 2015, the Company fully repaid the amounts advanced from the Credit Facility.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2015, the Company has an accumulated deficit of $6,372,740, a working capital deficiency of $2,093,390 and negative cash flows from operating activities of $226,719 for the three month period ended March 31, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

These unaudited condensed consolidated interim financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders' equity. The Company has not, to the date of these unaudited condensed consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at March 31, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  During the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the year ended December 31, 2014 representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the three month period ended March 31, 2015, the Company expensed $46,782 (March 31, 2014: $71,639) as corporate promotions.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the periods ended March 31, 2015 and 2014.

Comprehensive Income or Loss

The Company reports comprehensive income or loss in its unaudited condensed consolidated interim financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Use of Estimates

The preparation of consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.  The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives of property and equipment, impairment of goodwill, accruals, impairment of property and equipment, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances.  Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions.  It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.  The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of March 31, 2015, due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

The Company is not currently a party in any material legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential material legal proceeding or governmental regulatory proceeding proposed to be initiated against us.

ITEM 1A.              RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) that have not been previously reported in a Form 8-K, Form 10-Q or Form 10-K, except for the following:

Subsequent Events

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debentures elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On April 13, 2015, the Company issued 742,857 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on March 9, 2015 to convert $52,000 of the Convertible Debentures.

On March 9, 2015, the Company settled $1,096 in interest payable to holders of the Convertible Debentures and issued 7,303 Common Shares at a price of $0.15 per Common Share on April 13, 2015.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

On May 14, 2015, Ernest Eves resigned as a director and as the Chairman of the Board of the Company.  On May 14, 2015, the Board of Directors accepted his resignation and authorized compensation to Mr. Eves, on account of his service to the Company, in the amount of $50,000. This compensation will be paid in the form of common shares of the company, at a price per share of $0.15.

In addition, on May 14, 2015, the Board of Directors appointed J. Graham Simmonds to serve as Chairman of the Board.  Mr. Simmonds has served as a director and as the Chief Executive Officer of the Company since November 15, 2012.  His business background is described in Item 10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

GILLA INC.
(Registrant)

May 15, 2015	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer