Form 10-Q
period 2015-06-30
GILLA INC.
filed 2015-08-14
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 000-28107

GILLA INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0335710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

475 Fentress Blvd., Unit L, Daytona Beach, Florida	32114
(Address of Principal Executive Offices)	(Zip Code)

(416) 843-2881
Registrant’s telephone number, including area code

15540 Biscayne Blvd., North Miami, Florida, 33160
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

94,716,775 Common Shares, $0.0002 Par Value, were issued and outstanding as of August 14, 2015.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Consolidated Interim Balance Sheets
(Amounts expressed in US Dollars)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$251,116	$496,724
Accounts receivable	2,958	37,421
Inventory (note 6)	76,362	78,901
Prepaid expenses and vendor deposits	346,196	378,252
Total current assets	676,632	991,298
Long term assets
Property and equipment (note 7)	1,002	1,864
Website development (note 8)	83,324	93,323
Total long term assets	84,326	95,187

Total assets	$760,958	$1,086,485

LIABILITIES
Current liabilities
Accounts payable	$353,509	$309,139
Accrued liabilities	84,452	69,017
Deferred revenue	80,000	-
Accrued interest - related parties (note 16)	81,278	39,279
Loans from shareholders (note 9)	787,992	34,739
Due to related parties (note 16)	1,530,556	1,144,789
Credit facility (note 10)	99,274	387,110
Total current liabilities	3,017,061	1,984,073

Long term liabilities
Loan from shareholders (note 9)	-	531,000
Due to related party (note 16)	-	100,000
Convertible debentures (note 12)	60,437	24,828
Total long term liabilities	60,437	655,828

Total liabilities	3,077,498	2,639,901

Going concern (note 2)
Related party transactions (note 16)
Commitments and contingencies (note 17)
Subsequent events (note 20)
STOCKHOLDERS’ DEFICIENCY

Common stock (note 13)	$18,833	$18,542
Additional paid-in capital	4,243,956	3,998,482
Accumulated deficit	(6,791,127)	(5,702,351)
Accumulated other comprehensive income	211,798	131,911
Total shareholders’ deficiency	(2,316,540)	(1,553,416)

Total liabilities and stockholders’ deficiency	$760,958	$1,086,485

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Sales revenue	$3,837	$13,613	$7,641	$24,708
Cost of goods sold	294	5,729	2,525	37,751
Gross profit (loss)	3,543	7,884	5,116	(13,043)

Consulting revenue	-	12,260	-	20,426

Operating expenses
Administrative	239,922	349,786	605,561	750,385
Consulting fees - related parties (note 16)	145,454	152,153	322,448	313,981
Depreciation and amortization	5,409	1,101	10,858	1,801
Total operating expenses	390,785	503,040	938,867	1,066,167

Loss from operations	(387,242)	(482,896)	(933,751)	(1,058,784)

Other income (expenses):
Foreign exchange	77,780	8,816	87,864	(12,165)
Gain (loss) on loan receivable written off (note 5)	-	-	-	19,867
Loss on settlement of account receivable	(23,344)	-	(23,344)	-
Gain (loss) on settlement of debt	16,344	-	16,344	(27,560)
Amortization of debt discount	(25,832)	(61,721)	(87,609)	(70,568)
Interest expense, net	(76,093)	(62,852)	(148,280)	(113,926)

Total other expenses	(31,145)	(115,757)	(155,025)	(204,352)

Net loss before income taxes	(418,387)	(598,653)	(1,088,776)	(1,263,136)
Income taxes	-	-	-	-
Net loss	$(418,387)	$(598,653)	$(1,088,776)	$(1,263,136)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.005)	$(0.009)	$(0.012)	$(0.018)

Weighted average number of shares outstanding (basic and diluted)	93,518,581	69,051,473	93,110,566	68,390,967

Comprehensive loss:
Net loss	$(418,387)	$(598,653)	$(1,088,776)	$(1,263,136)

Foreign exchange translation adjustment	(13,842)	(34,931)	79,887	(366)

Comprehensive loss	$(432,229)	$(633,584)	$(1,008,889)	$(1,263,502)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficiency
Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$(5,702,351)	$131,911	$(1,553,416)

Common shares issued for settlement of interest payable on convertible debentures at $0.15 per share	4,918	1	737	-	-	738

Common shares issued for settlement of interest payable on convertible debentures to a director of the Company at $0.15 per share	2,385	-	358	-	-	358

Common shares issued for conversion of convertible debentures at $0.07 per share	514,285	103	35,897	-	-	36,000

Common shares issued for conversion of convertible debentures to a director of the Company at $0.07 per share	228,572	45	15,955			16,000

Common shares issued for settlement of consulting fees at $0.11	300,000	60	32,940	-	-	33,000

Common shares issued for settlement of marketing costs at $0.15	408,597	82	61,208	-	-	61,290

Gain on common shares issued for settlement of marketing costs	-	-	(16,344)	-	-	(16,344)

Stock based compensation	-	-	114,723	-	-	114,723

Foreign currency translation gain	-	-	-	-	79,887	79,887

Net loss	-	-	-	(1,088,776)	-	(1,088,776)

Balance, June 30, 2015	94,156,775	$18,833	$4,243,956	$(6,791,127)	$211,798	$(2,316,540)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statements of Cash Flows
(Amounts Expressed in US Dollars)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,088,776)	$(1,263,136)
Items not requiring an outlay of cash
Depreciation	859	1,801
Amortization	9,999	-
(Gain) on loan receivable written-off	-	(19,867)
Stock based compensation	114,723	2,665
Amortization of debt discount	87,609	70,568
(Gain) loss on settlement of debt	(16,344)	27,560
Loss on settlement of account receivable	23,344	-
Common shares issued for services	33,000	82,500
Changes in operating assets and liabilities
Accounts receivable	8,252	75,626
Funds held in trust	-	20,000
Prepaid expenses and vendor deposits	31,437	(67,158)
Inventory	2,525	(1,188)
Accounts payable	112,590	141,412
Accrued liabilities	15,435	(16,475)
Deferred revenue	80,000	-
Related party payables	238,105	454,531
Accrued interest-related party	41,999	(65,648)
Net cash used in operating activities	(305,243)	(556,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	(3,584)
Website development	-	(52,000)
Net cash used in investing activities	-	(55,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from Drinan Marketing Ltd.	-	8,812
Net repayment of credit facility	(260,262)	-
Loans to subsidiary prior to acquisition	-	(109,978)
Shareholder loan received (paid)	255,071	526,343
Net proceeds from (repayments to) related parties	58,933	(153,117)
Repayment of related party note payable	-	(225,000)
Proceeds from sale of convertible debentures	-	80,000
Proceeds from common share subscriptions	-	190,250
Net cash provided by financing activities	53,742	317,310
Effect of exchange rate changes on cash	5,893	(298)

Net increase in cash	(245,608)	(295,381)

Cash at beginning of period	496,724	355,860

Cash at end of period	$251,116	$60,479

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$15,173	$136,440
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common stock issued for payment of consulting fees payable	$33,000	$82,500
Common stock issued for settlement of interest payable	$1,096	$-
Common stock issued for settlement of accounts payable	$44,946	$-
Debentures issued for settlement of related party and shareholder loans	$-	$53,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
June 30, 2015
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

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Liquid Wholesale, Inc. (“E Liquid Wholesale”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement, dated June 25, 2015, the Company paid a total purchase price of $1,125,000 payable as (i) $225,000 in cash on closing and (ii) $900,000 in promissory notes issued on closing, such promissory notes issued in three equal tranches of $300,000 due four, nine and eighteen months respectfully from the closing date.

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid subscription based online retailer. Pursuant to the share purchase agreement, dated July 14, 2015, the Company issued 500,000 Common Shares and warrants for the purchase of 500,000 Common Shares of the Company exercisable over eighteen months with an exercise price of $0.20 per Common Share.

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation and taste of smoking. Gilla has a two-pronged business model: Custom E-liquid Manufacturing, including private label solutions, E-liquid flavoring and fulfilment services; and Marketing & Online Services, including branding, marketing, sales support, and e-commerce solutions. The Company also owns and operates the VaporLiq and Charlie’s Club monthly subscription-based delivery services for vaping products. Vaporizers and E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. Vaporizers and E-cigarettes do not burn tobacco and are not smoking cessation devices.

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2015, the Company has an accumulated deficit of $6,791,127 a working capital deficiency of $2,340,429 and negative cash flows from operating activities of $305,243 for the six month period ended June 30, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

(c) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at June 30, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Cash is reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, convertible debentures, loans from shareholder, customer deposit, and credit facility are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

(e) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  During the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the year ended December 31, 2014 representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the six month period ended June 30, 2015, the Company expensed $67,597 (June 30, 2014: $144,811) as corporate promotions.

(f) Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the periods ended June 30, 2015 and 2014.

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

6. INVENTORY

Inventory consists of the following:

	June 30, 2015	December 31, 2014
E-cigarettes and accessories	$76,362	$78,901

During the year ended December 31, 2014, the Company wrote off the full value of DML’s inventory in the amount of $60,301 as a result of DML’s liquidation and impaired the inventory located in Florida in the amount of $41,157 due to inventory obsolescence. During the year ended December 31, 2014, the Company recorded an impairment of inventory of $101,458.

7. PROPERTY AND EQUIPMENT

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$2,459	$2,223	$236	$595
Computer hardware	3,402	2,636	766	1,269
	$5,861	$4,859	$1,002	$1,864

Depreciation expense for the six month periods ended June 30, 2015 and 2014 amounted to $859 and $1,801 respectively.

8. WEBSITE DEVELOPMENT

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Net
Charlie’s Club Website	$99,989	$16,665	$83,324	$93,323

Amortization expense for the six month period ended June 30, 2015 and 2014 amounted to $9,999 and Nil respectively.

The estimated amortization expense for the next 4 years ending December 31, 2015, 2016, 2017 and 2018 approximates $19,998 per year, for the year ending December 31, 2019 it approximates $13,331.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders as follows:

	June 30, 2015	December 31, 2014
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	400,300	431,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	100,000	100,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	240,180	-
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	42,512	29,739
	$787,992	$565,739

During the year ended December 31, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest.  The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 12), resulting in a $435 gain on settlement of debt.

The Company accrued interest of Nil during the six month period ended June 30, 2015 (June 30, 2014: $172) on this loan.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $400,300) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.  During the year ended December 31, 2014 the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $19,186 during the six month period ended June 30, 2015 (June 30, 2014: $19,128) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of Common Shares.

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

The Company accrued interest of $5,236 during the six month period ended June 30, 2015 (June 30, 2014:Nil) on the Secured Note No. 2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of Common Shares.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $240,180) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note. No interest was accrued on this note during the six month periods ended June 30, 2015 and 2014.

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

On April 24, 2015, the Company was advanced $99,274 (CAD $124,000) from the Credit Facility including $19,855 (CAD $24,800) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the six month period ended June 30, 2015, the Company accrued $13,772 of interest as a result of the Credit Facility, of which $11,682 has been paid and $2,090 of interest remains owing and is included in accrued liabilities.

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

During the six month periods ended June 30, 2015 and 2014, the Company accrued Nil and $1,638 of interest on the Credit Note, respectively.

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the six month period ended June 30, 2015, the Company recorded interest expense in the amount of $87,609 (June 30, 2014: $70,568) related to debt discount which includes $43,435 related to the conversion of convertible debentures in the aggregate amount of $52,000.

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

On March 9, 2015, the Company received forms of election whereby holders of the Convertible Debenture elected to convert a total of $52,000, into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering.  On April 13, 2015, the 742,857 Common Shares related to the conversion were issued.

During the six month period ended June 30, 2015 the Company recorded interest expense in the amount of $14,433 (June 30, 2014: $87,321) on the Convertible Debentures.

13. COMMON STOCK

Authorized: 300,000,000 Common Shares of $0.0002 par value (the “Common Shares”)

Issued and Outstanding:

	June 30, 2015	December 31, 2014
94,156,775 Common Shares (2014:92,698,018)	$18,833	$18,542

During the six month period ended June 30, 2015, the Company:

●	Issued 4,918 Common Shares at $0.15 per share for settlement of $738 in interest payable on Convertible Debentures to unrelated parties;
●	Issued 2,385 Common Shares at $0.15 per share for settlement of $358 in interest payable to a Director of the Company;
●	Issued 514,285 Common Shares at $0.07 per share as a result of the conversion of $36,000 of Convertible Debentures;
●	Issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures
●	Issued 300,000 Common Shares at $0.11 per share as compensation for $33,000 in consulting fees to an unrelated party; and
●
Issued 408,597 Common Shares valued at a fair value of $0.11 per share for settlement of $61,290 in marketing costs owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $44,946. The balance of $16,344 has been recorded as a gain on settlement of debt.

During the year ended December 31, 2014, the Company:

●	Issued 200,000 Common Shares for settlement of $10,000 in consulting fees owing to an unrelated party.
●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 835,000 Common Shares valued at $0.10 per share for settlement of $83,500 owing as a result of the production costs of advertising;
●	Issued 10,000 Common Shares valued at $0.10 per share for settlement of $1,000 owing to a related party as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.;
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party;
●	Issued 2,734,667 Common Shares valued at $0.15 per share for cash proceeds of $410,200;
●	Issued 300,000 Common Shares valued at $0.18 per share as a prepayment of $54,000 in consulting fees to an unrelated party;
●	Issued 10,919 Common Shares valued at $0.15 per share for settlement of $1,638 of shareholder loans;
●	Issued 182,749 Common Shares valued at $0.15 per share for settlement at $27,412 in consulting fees owing to an unrelated party;
●	Issued 63,559 Common Shares at $0.236 per share as compensation for $15,000 in consulting fees to an unrelated party;
●	Issued 100,000 Common Shares at $0.16 per share as compensation for $16,000 in consulting fees to an unrelated party;
●	Issued 10,357,143 Common Shares at $0.07 per share as a result of the conversion of $725,000 of Convertible Debentures;
●	Issued 5,714,286 Common Shares at $0.07 per share to related parties as a result of the conversion of $400,000 of Convertible Debentures;
●	Issued 638,978 Common Shares at $0.15 per share for settlement of $102,291 in interest payable to unrelated parties;
●	Issued 277,370 Common Shares at $0.15 per share for settlement of $35,162 in interest payable to related parties;
●	Issued 717,840 Common Shares at $0.15 per share for settlement of $107,676 in consulting fees payable to related parties;
●	Issued 800,000 Common Shares at a fair value of $0.15 per share as compensation for consulting fees to an unrelated party in the amount of $120,000;
●	Issued 500,000 Common Shares at $0.15 per share for settlement of $75,000 in consulting fees to a related party; and
●	Issued 490,000 Common Shares at $0.15 per share for cash proceeds of $73,500.

14. WARRANTS

The following schedule summarizes the outstanding warrants:

	June 30, 2015		December 31, 2014
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Beginning of period	1,510,640	$0.25	-	$-
Issued	1,750,000	0.40	1,510,640	0.25
Expired	-	-	-	-
End of period	3,260,640	$0.33	1,510,640	$0.25

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

The Company booked the value of the warrants as prepaid to be expensed over the life of the Credit Facility.  During the six month period ended June 30, 2015, the Company expensed $26,620 in stock based compensation which has been recorded as an administrative expense.

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

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes.  During the six month period ended, June 30, 2015 the Company expensed $18,227 in stock based compensation which has been recorded as an administrative expense.

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

(f) On May 29, 2015, and in connection to a commission agreement, the Company issued 1,000,000 warrants to purchase Common Shares of the Company exercisable over two years. The warrants vest in 4 tranches of 250,000 warrants each. Tranche 1 has an exercise price of $0.40 and vested upon execution of the agreement. Tranche 2 has an exercise price of $0.50 and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Operations Worldwide Ltd (“GOWL”). Tranche 3 has an exercise price of $0.60 and will vest upon the sales agent delivering $1,000,001 in sales revenue to GOWL. Tranche 4 has an exercise price of $0.70 and will vest upon the sales agent delivering $1,500,001 in sales revenue GOWL.

The fair value of these issued warrants of $140,185 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.85%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	298%
Dividend yield	Nil

The Company booked the value of the vested warrants in the amount of $35,362 as prepaid to be expensed over the life of the commission agreement.  During the six month period ended June 30, 2015, the Company expensed $1,473 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed during the period ended June 30, 2015 as the sales agent had not yet delivered any sales revenue to GOWL.

(g) On June 29, 2015, and in connection to the Secured Note No. 3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

The fair value of these issued warrants of $40,643 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.51%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	166%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Note No. 3.

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

Advances from related parties were as follows:

	June 30, 2015	December 31, 2014
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$356,953	$133,820
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	523,799	523,824
Consulting fees owing to persons related to an Officer who is also a Director of the Company	46,469	49,255
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	453,618	401,264
Amounts payable to a corporation related by virtue of a common Officer of the Company	30,294	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	62,423	-
Consulting fees and director fees payable to Directors of the Company	57,000	6,332
	$1,530,556	$1,144,789

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

(b)	Interest accrued to related parties were as follows:

	June 30, 2015	December 31, 2014

Interest accrued on advances by Officers of the Company, one of which is also a Director	$81,278	$39,279
	$81,278	$39,279

c)	Transactions with related parties were as follows:

During the six month period ended June 30, 2015, the Company expensed $19,433 (June 30, 2014: Nil) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.  During the six month period ended June 30, 2015, the Company expensed Nil (June 30, 2014: $7,651) in rent expense payable to a corporation related by virtue of a common Officer of the Company.

During the six month period ended June 30, 2015, the Company expensed $6,357 in costs related to a vehicle for the benefit of an Officer who is also a Director. The Company also expensed $44,591 (June 30, 2014: $126,994) in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result the Company issued 140,000 shares.

During the six month period ended June 30, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015.

During the six month period ended June 30, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures, the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	June 30. 2015	June 30, 2014
Directors	$49,500	$33,900
Officers	108,582	-
Corporation related by virtue of commons Officer and a common Director	36,436	-
Corporation owned by two Officers, one of which is also a Director	95,949	108,428
Persons related to a Director	31,981	19,500
	$322,448	$161,828

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility (see note 10).

17. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $799 per month. The lease expires on April 30, 2016. Minimum annual lease payments are as follows:

2015	$4,793
2016	3,196
$7,989

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

2015	$15,911
2016	21,548
$37,459

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2015.

d) Commission Agreement

The Company entered into a commission agreement with a sales agent effective May 29, 2015. The Company agreed to pay to the sales agent, 20% of the gross margin on all qualifying sales brokered to GOWL by the sales agent. The agreement has a term of two years at which time it can be either extended or terminated at the option of GOWL.

18. FINANCIAL INSTRUMENT

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at June 30, 2015, the Company included $181 in inventory purchased in a foreign currency on its balance sheet.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments.  These fixed-rate instruments subject the Company to a fair value risk.

19. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes, vaporizers, e-liquids and accessories in North America and Ireland.  Total assets by geographic location are as follows:

	June 30, 2015	December 31, 2014
Canada	$14,012	$5,524
United States	734,309	645,383
Ireland	12,637	435,578
	$760,958	$1,086,485

Total sales by geographic location are as follows:

	June 30, 2015	June 30, 2014
Canada	$-	$-
United States	7,641	8,611
Ireland	-	36,523
	$7,641	$45,134

20. SUBSEQUENT EVENTS

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Liquid Wholesale, Inc. (“E Liquid Wholesale”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement, dated June 25, 2015, the total purchase price was $1,125,000  payable to the vendors of E Liquid Wholesale as (i) $225,000 in cash on closing and (ii) $900,000 in promissory notes (together, the “Promissory Notes”) issued on the closing. The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing. The Promissory Notes are all non-interest bearing, and at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in common stock of the Company, calculated using the five (5) day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to working capital adjustments, as is customary for transactions of this kind.

On July 13, 2015, the Company received a form of election whereby a holder of the Convertible Debenture elected to convert a total of $105,000 of the Unsecured Subordinated Convertible Debentures into Common Shares of the Company pursuant to the Convertible Debenture Offering. These Common Shares remain unissued.

On July 13, 2015, the Company settled $20,195 in interest payable to a holder of the Convertible Debenture and agreed to issue 201,945 Common Shares and warrants for the purchase of 201,945 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share. These Common Shares and warrants remain unissued.

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid subscription based online retailer. Pursuant to the share purchase agreement, dated July 14, 2015, the Company issued 500,000 Common Shares and warrants for the purchase of 500,000 Common Shares of the Company exercisable over eighteen (18) months with an exercise price of $0.20 per Common Share.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.10 per Common Share, as compensation for $6,000 in consulting fees to an unrelated party.

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

Overview

Gilla was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. The Company adopted the present name, Gilla Inc., on February 27, 2007. Gilla’s address is 475 Fentress Blvd., Unit L, Daytona Beach, Florida 32114.

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation and taste of smoking. Gilla has a two-pronged business model: Custom E-liquid Manufacturing, including private label solutions, E-liquid flavoring and fulfilment services; and Marketing & Online Services, including branding, marketing, sales support, and e-commerce solutions. The Company also owns and operates the VaporLiq and Charlie’s Club monthly subscription-based delivery services for vaping products. Vaporizers and E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. Vaporizers and E-cigarettes do not burn tobacco and are not smoking cessation devices.

Recent Developments

On March 9, 2015, the Company received forms of elections whereby holders of its 12% unsecured subordinated convertible debentures (the “Convertible Debentures”) elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On April 13, 2015, the Company issued 742,857 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on March 9, 2015 to convert $52,000 of the Convertible Debentures.

On March 9, 2015, the Company settled $1,096 in interest payable to holders of the Convertible Debentures and issued 7,303 Common Shares at a price of $0.15 per Common Share on April, 13, 2015.

On May 5, 2015, Ashish Kapoor was appointed as Interim Corporate Secretary of the Company following the resignation of Carrie J. Weiler from her position as the Corporate Secretary of the Company.

On May 12, 2015, the Company issued 300,000 Common Shares at a price of $0.11 per Common Share, as compensation for $33,000 in consulting fees to an unrelated party.

On May 14, 2015, the Board of Directors appointed J. Graham Simmonds to serve as Chairman of the Board of the Company following the resignation of Ernest Eves as a director and as the Chairman of the Board.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No. 3 is secured by a general security agreement. In connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one (1) year with an exercise price of $0.15 per Common Share.

On June 30, 2015, the Company issued 408,597 Common Shares at a price of $0.15 per Common Share, as a settlement of $61,290 in marketing costs owed to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share.

Subsequent Events

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Liquid Wholesale, Inc. (“E Liquid Wholesale”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement, dated June 25, 2015, the total purchase price was $1,125,000  payable to the vendors of E Liquid Wholesale as (i) $225,000 in cash on closing and (ii) $900,000 in promissory notes (together, the “Promissory Notes”) issued on the closing. The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing. The Promissory Notes are all non-interest bearing, and at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in common stock of the Company, calculated using the five (5) day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to working capital adjustments, as is customary for transactions of this kind.

On July 13, 2015, the Company received a form of election whereby a holder of its Convertible Debentures elected to convert a total of $105,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. These Common Shares remain unissued.

On July 13, 2015, the Company settled $20,195 in interest payable to a holder of the Convertible Debentures and agreed to issue 201,945 Common Shares and warrants for the purchase of 201,945 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share. These Common Shares and warrants remain unissued.

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid subscription based online retailer. Pursuant to the share purchase agreement, dated July 14, 2015, the Company issued 500,000 Common Shares and warrants for the purchase of 500,000 Common Shares of the Company exercisable over eighteen (18) months with an exercise price of $0.20 per Common Share.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.10 per Common Share, as compensation for $6,000 in consulting fees to an unrelated party.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

Revenue

For the three month period ended June 30, 2015, the Company generated $3,837 in sales from the white label sales of electronic cigarettes, vaporizers, e-liquids and accessories (collectively, “E-cigarettes”) as compared to $13,613 in sales for the three month period ended June 30, 2014.

For the six month period ended June 30, 2015, the Company generated $7,641 in sales from the white label sales of E-cigarettes as compared to $24,708 in sales for the six month period ended June 30, 2014. For the six month period ended June 30, 2015, E-cigarette sales of $7,641 was generated in the United States.

The Company’s cost of goods sold for the three month period ended June 30, 2015 was $294 which represents E-cigarette products and the related packaging as compared to $5,729 for the three month period ended June 30, 2014. Gross profit for the three month period ended June 30, 2015 was $3,543 as compared to $7,884 for the comparative period in 2014.

The Company’s cost of goods sold for the six month period ended June 30, 2015 was $2,525 which represents E-cigarette products and the related packaging as compared to $37,751 for the six month period ended June 30, 2014. Gross profit for the six month period ended June 30, 2015 was $5,116 as compared to a loss of $13,043 for the comparative period in 2014. The Company incurred higher than usual cost of goods sold in the six month period ended June 30, 2014 due to one-time expenses related to packaging setup for white label clients.

For the three month period ended June 30, 2014, the Company generated $12,260 in consulting services provided to clients in the tobacco industry compared to $nil for the three month period ended June 30, 2015.

For the six month period ended June 30, 2014, the Company generated $20,426 in consulting services provided to clients in the tobacco industry compared to $nil for the six month period ended June 30, 2015.

Operating Expenses

For the three month period ended June 30, 2015, the Company incurred administrative expenses of $239,922, consulting fees to related parties of $145,454 and depreciation and amortization expense of $5,409. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and employee wages. Total operating expenses for the three month period year ended June 30, 2015 were $390,785. For the three month period ended June 30, 2014, the Company incurred administrative expenses of $349,786, consulting fees to related parties of $152,153 and depreciation and amortization expense of $1,101. Total operating expenses for the three month period ended June 30, 2014 were $503,040. The decrease in administrative expenses of $109,864 is attributable to the liquidation of Drinan Marketing Limited (“DML”). The decrease in consulting fees due to related parties of $6,699 is attributable to the effects of foreign exchange translation.

For the six month period ended June 30, 2015, the Company incurred administrative expenses of $605,561, consulting fees to related parties of $322,448 and depreciation and amortization expense of $10,858. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and employee wages. Total operating expenses for the six month period ended June 30, 2015 were $938,867. For the six month period ended June 30, 2014, the Company incurred administrative expenses of $750,385, consulting fees to related parties of $313,981 and depreciation and amortization expense of $1,801. Total operating expenses for the six month period ended June 30, 2014 were $1,066,167. The decrease in administrative expenses of $144,824 is attributable to the liquidation of DML. The increase in consulting fees due to related parties of $8,467 is attributable to the effects of foreign exchange translation.

Loss from Operations

For the three month period ended June 30, 2015 the Company incurred a loss from operations of $387,242 as compared to a loss from operations of $482,896 for the three month period ended June 30, 2014 due to the reasons discussed above.

For the six month period ended June 30, 2015 the Company incurred a loss from operations of $933,751 as compared to a loss from operations of $1,058,784 for the six month period ended June 30, 2014 due to the reasons discussed above.

Other Expenses

For the three month period ended June 30, 2015, the Company incurred a foreign exchange gain of $77,780, amortization of debt discount of $25,832,  interest expense of $76,093, loss on settlement of account receivable of $23,344 and a gain on settlement of debt of $16,344. For the three month period ended June 30, 2014, the Company incurred a foreign exchange gain of $8,816, amortization of debt discount of $61,721 and interest expense of $62,852. For the three month period ended June 30, 2015, the Company incurred total other expenses of $31,145 as compared to $115,757 for the three month period ended June 30, 2014.

For the six month period ended June 30, 2015, the Company incurred a foreign exchange gain of $87,864, amortization of debt discount of $87,609,  interest expense of $148,280, loss on settlement of account receivable of $23,344 and a gain on settlement of debt of $16,344. For the six month period ended June 30, 2014, the Company incurred a foreign exchange loss of $12,165, amortization of debt discount of $70,568,  interest expense of $113,926, gain on loan receivable written off of $19,867 and loss on settlement of debt of $27,560. For the six month period ended June 30, 2015, the Company incurred total other expenses of $155,025 as compared to $204,352 for the six month period ended June 30, 2014.

Net Loss and Comprehensive Loss

Net loss amounted to $418,387 for the three month period ended June 30, 2015 compared to a loss of $598,653 for the three month period ended June 30, 2014.

Net loss amounted to $1,088,776 for the six month period ended June 30, 2015 compared to a loss of $1,263,136 for the six month period ended June 30, 2014.

Comprehensive loss amounted to $432,229 for the three month period ended June 30, 2015 compared to a comprehensive loss of $633,584 for the three month period ended June 30, 2014. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars and Euros to U.S. dollars.

Comprehensive loss amounted to $1,008,889 for the six month period ended June 30, 2015 compared to a comprehensive loss of $1,263,502 for the six month period ended June 30, 2014. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars and Euros to U.S. dollars.

Inflation

Through the period covered by this Report, inflation has not had a significant impact on the Company’s net sales and revenues and on income from continuing operations.

Liquidity and Capital Resources

As at June 30, 2015, the Company had total assets of $760,958 (compared to total assets of $1,086,485 at December 31, 2014) consisting of cash of $251,116, accounts receivable of $2,958, inventory of $76,362, prepaid expenses and vendor deposits of $346,196, property and equipment of $1,002 and website development of $83,324. The decrease in assets at June 30, 2015 from December 31, 2014, is primarily the result of a decreased cash on hand.

As at June 30, 2015, the Company had total liabilities of $3,077,498 (compared to total liabilities of $2,639,901 at December 31, 2014) consisting of accounts payable of $353,509, accrued liabilities of $84,452, deferred revenue of $80,000, accrued interest due to related parties of $81,278, loans from shareholders of $787,992, amounts due to related parties of $1,530,556, advances on Credit Facility of $99,274 and Convertible Debentures of $60,437.

At June 30, 2015, the Company had negative working capital of $2,340,429 and an accumulated deficit of $6,791,127.

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

Net cash used in operating activities

For the six month period ended June 30, 2015, the Company used cash of $305,243 (compared to $556,809 of cash used in operating activities during the six month period ended June 30, 2014) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the six month period ended June 30, 2015, net cash used in investing activities was $nil. For the six month period ended June 30, 2014, net cash used in investing activates was $55,584 attributable to trademarks and website development.

Net cash flow from financing activities

For the six month period ended June 30, 2015, net cash provided by financing activities was $53,742 (see “Credit Facility” and “Secured Notes”) compared to net cash provided by financing activities of $317,310 for the six month period ended June 30, 2014.

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

On April 24, 2015, the Company was advanced $99,274 (CAD $124,000) from the Credit Facility including $19,855 (CAD $24,800) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the six month period ended June 30, 2015, the Company accrued $13,772 of interest as a result of the Credit Facility, of which $11,682 has been paid and $2,090 of interest remains owing and is included in accrued liabilities.

Secured Notes

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $400,300) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.  During the year ended December 31, 2014 the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $19,186 during the six month period ended June 30, 2015 (June 30, 2014: $19,128) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of Common Shares.

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

The Company accrued interest of $5,236 during the six month period ended June 30, 2015 (June 30, 2014:Nil) on the Secured Note No. 2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of Common Shares.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $240,180) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note. No interest was accrued on this note during the six month periods ended June 30, 2015 and 2014.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2015, the Company has an accumulated deficit of $6,791,127 a working capital deficiency of $2,340,429 and negative cash flows from operating activities of $305,243 for the six month period ended June 30, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at June 30, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Cash is reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, convertible debentures, loans from shareholder, deferred revenue and credit facility are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  During the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the year ended December 31, 2014 representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the six month period ended June 30, 2015, the Company expensed $67,597 (June 30, 2014: $144,811) as corporate promotions.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the periods ended June 30, 2015 and 2014.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of June 30, 2015, due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 9, 2015, the Company received forms of elections whereby holders of the Convertible Debentures elected to convert a total of $52,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On April 13, 2015, the Company issued 742,857 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on March 9, 2015 to convert $52,000 of the Convertible Debentures.

On March 9, 2015, the Company settled $1,096 in interest payable to holders of the Convertible Debentures and issued 7,303 Common Shares at a price of $0.15 per Common Share on April 13, 2015.

On May 12, 2015, the Company issued 300,000 Common Shares at a price of $0.11 per Common Share, as compensation for $33,000 in consulting fees to an unrelated party.

On June 30, 2015, the Company issued 408,597 Common Shares at a price of $0.15 per Common Share, as a settlement of $61,290 in marketing costs owed to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Subsequent Events

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of VaporLiq and issued 500,000 Common Shares at a price of $0.17 per Common Share to the vendors of VaporLiq pursuant to the share purchase agreement, dated July 14, 2015.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.10 per Common Share, as compensation for $6,000 in consulting fees to an unrelated party.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

On August 11, 2015, the Company announced the appointment of Bradford J. Cunningham as Vice President of Sales & Marketing. A copy of such press release is attached hereto as Exhibit 99.1 and incorporated herein by reference.

On August 13, 2015, the Company announced strong revenues for the month of July 2015 and provided guidance for the third quarter of 2015. A copy of such press release is attached hereto as Exhibit 99.2 and incorporated herein by reference.

ITEM 6.                 EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

99.1	Press Release dated August 11, 2015 from Gilla Inc.	X

99.2	Press Release dated August 13, 2015 from Gilla Inc.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

GILLA INC.
(Registrant)

August 14, 2015	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer