Form 10-Q
period 2015-09-30
GILLA INC.
filed 2015-11-20
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

98,641,251 Common Shares, $0.0002 Par Value, were issued and outstanding as of November 20, 2015.

 GILLA, INC.
INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Interim Financial Statements (unaudited)

	Consolidated Interim Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	3

	Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and September 30, 2014	4

	Unaudited Consolidated Interim Statement of Changes in Shareholders’ Deficiency for the Nine Months Ended September 30, 2015	5

	Unaudited Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2015	6

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Disclosure Control and Procedures	33

PART II - Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

PART I - Financial Information

Item 1. Interim Financial Statements (unaudited)
Gilla Inc.
Consolidated Interim Balance Sheets
(Amounts expressed in US Dollars)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$58,935	$496,724
Accounts receivable	155,175	37,421
Inventory (note 6)	147,051	78,901
Prepaid expenses and vendor deposits	114,976	378,252
Total current assets	476,137	991,298
Long term assets
Property and equipment (note 7)	112,216	1,864
Website development (note 8)	88,325	93,323
Goodwill (note 4)	879,443	-
Total long term assets	1,079,984	95,187

Total assets	$1,556,121	$1,086,485
LIABILITIES

Current liabilities
Accounts payable	$617,664	$309,139
Accrued liabilities	97,984	69,017
Accrued interest - related parties (note 17)	102,101	39,279
Customer deposit	20,000	-
Loans from shareholders (note 9)	727,803	34,739
Due to related parties (note 17)	986,433	1,144,789
Promissory notes (note 4)	492,893	-
Credit facility (note 10)	220,294	387,110
Total current liabilities	3,265,172	1,984,073

Long term liabilities
Loan from shareholders (note 9)	-	531,000
Due to related parties (note 17)	677,422	100,000
Promissory notes (note 4)	260,375	-
Convertible debentures (note 12)	44,995	24,828
Total long term liabilities	982,792	655,828

Total liabilities	4,247,964	2,639,901

Going concern (note 2)
Related party transactions (note 17)
Commitments and contingencies (note 18)
Subsequent events (note 21)
STOCKHOLDERS’ DEFICIENCY

Common stock (note 13)	$19,342	$18,542
Additional paid-in capital	4,450,042	3,998,482
Shares to be issued (note 15)	25,000	-
Accumulated deficit	(7,485,936)	(5,702,351)
Accumulated other comprehensive income	299,709	131,911
Total shareholders’ deficiency	(2,691,843)	(1,553,416)

Total liabilities and stockholders’ deficiency	$1,556,121	$1,086,485

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Sales revenue	$816,610	$519,579	$824,251	$544,287
Cost of goods sold	560,329	426,922	562,854	464,673
Gross profit (loss)	256,281	92,657	261,397	79,614

Consulting revenue	-	6,311	-	26,737

Operating expenses
Administrative	508,785	447,102	1,114,346	1,197,487
Consulting fees - related parties (note 17)	150,045	158,598	472,493	472,579
Depreciation and amortization	12,651	493	23,509	2,294
Loss on sale of fixed asset	-	661	-	661
Bad debt expense (note 4)	-	19,523	-	19,523
Impairment of inventory	75,964	42,638	75,964	42,638
Total operating expenses	747,445	669,015	1,686,312	1,735,182

Loss from operations	(491,164)	(570,047)	(1,424,915)	(1,628,831)

Other income (expenses):
Foreign exchange	20,895	(21,799)	108,727	(33,964)
Gain (loss) on loan receivable written off (note 5)	-	(86,615)	-	(66,748)
Loss on settlement of account receivable	-	-	(23,312)	-
Gain (loss) on settlement of debt	-	-	16,344	(27,560)
Impairment of goodwill (note 4)	-	(167,538)	-	(167,538)
Amortization of debt discount	(109,558)	(634,212)	(197,167)	(704,780)
Interest expense, net	(114,981)	(71,249)	(263,262)	(185,175)

Total other expenses	(203,644)	(981,413)	(358,670)	(1,185,765)

Net loss before income taxes	(697,808)	(1,551,460)	(1,783,585)	(2,814,596)
Income taxes	-	-	-	-
Net loss	$(697,808)	$(1,551,460)	$(1,783,585)	$(2,814,596)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.007)	$(0.022)	$(0.019)	$(0.040)

Weighted average number of shares outstanding (basic and diluted)	95,552,198	71,022,411	93,933,387	69,548,145

Comprehensive loss:
Net loss	$(697,808)	$(1,551,460)	$(1,783,585)	$(2,814,596)

Foreign exchange translation adjustment	87,911	(84,055)	167,798	(83,689)

Comprehensive loss	$(609,897)	$(1,467,405)	$(1,615,787)	$(2,730,907)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$-	$(5,702,351)	$131,911	$(1,553,416)

Common shares issued for settlement of interest payable on convertible debentures at $0.15 per share	4,918	1	737	-	-	-	738

Common shares issued for settlement of interest payable on convertible debentures to a director of the Company at $0.15 per share	2,385	-	358	-	-	-	358

Common shares issued for conversion of convertible debentures at $0.07 per share	2,299,999	460	160,540	-	-	-	161,000

Common shares issued for conversion of convertible debentures to a director of the Company at $0.07 per share	228,572	45	15,955	-	-	-	16,000

Common shares issued for settlement of consulting fees at $0.11	300,000	60	32,940	-	-	-	33,000

Common shares issued for settlement of marketing costs at $0.15	408,597	82	61,208	-	-	-	61,290

Gain on common shares issued for settlement of marketing costs	-	-	(16,344)	-	-	-	(16,344)

Common shares and warrants issued for acquisition of subsidiary	500,000	100	49,900	-	-	-	50,000

Common shares issued for settlement of consulting fees at $0.19	60,000	12	11,388	-	-	-	11,400

Common shares issued for settlement of interest payable on convertible debentures at $0.10 per share	201,945	40	20,155	-	-	-	20,195

Shares to be issued for settlement of consulting fees	-	-	-	25,000	-	-	25,000

Stock based compensation	-	-	114,723	-	-	-	114,723

Foreign currency translation gain	-	-	-	-	-	167,798	167,798

Net loss	-	-	-	-	(1,783,585)	-	(1,783,685)

Balance, September 30, 2015	96,704,434	$19,342	$4,450,042	$25,000	$(7,485,936)	$299,709	$(2,691,843)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Consolidated Interim Statements of Cash Flows
(Amounts Expressed in US Dollars)
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,783,585)	$(2,814,596)
Items not requiring an outlay of cash
Depreciation	8,511	2,294
Amortization	14,998	-
(Gain) on loan receivable written-off	-	66,748
Stock based compensation	114,723	46,997
Loss on sale of fixed asset	-	661
Bad debt expense	-	19,523
Amortization of debt discount	197,167	704,780
(Gain) loss on settlement of debt	(16,344)	27,560
Interest on promissory notes	21,042
Impairment of inventory	75,964	42,638
Impairment of goodwill	-	167,538
Loss on settlement of account receivable	23,312	-
Common shares to be issued for services	25,000	-
Common shares issued for services	44,400	120,000
Changes in operating assets and liabilities
Accounts receivable	(97,488)	(437,366)
Funds held in trust	-	20,000
Prepaid expenses and vendor deposits	267,316	(52,550)
Inventory	(19,578)	(35,183)
Accounts payable	224,085	230,422
Accrued liabilities	28,966	22,587
Customer deposits	20,000	-
Related party payables	255,044	533,859
Accrued interest-related party	62,822	(56,844)
Net cash used in operating activities	(533,645)	(1,390,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademarks	-	(8,212)
Disposal (addition) of capital assets	-	2,304
Acquisition of subsidiary	(225,000)	-
Website development	-	(57,200)
Net cash used in investing activities	(225,000)	(63,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from acquisitions of subsidiaries	26,016	8,812
Net proceeds from credit facility	(166,815)	400,986
Loans to subsidiary prior to acquisition	(25,000)	(109,978)
Shareholder loan received (paid)	221,470	605,576
Net proceeds from (repayments to) related parties	188,574	(153,167)
Repayment of related party note payable	-	(225,000)
Proceeds from sale of convertible debentures	-	80,000
Proceeds from common share subscriptions	-	410,200
Net cash provided by financing activities	244,245	1,017,429
Effect of exchange rate changes on cash	76,611	87,891

Net increase in cash	(437,789)	(348,720)

Cash at beginning of period	496,724	355,860

Cash at end of period	$58,935	$7,140

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$22,061	$148,739
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common Stock issued in settlement of shareholder loans	$-	$1,638
Common stock issued for payment of consulting fees payable	$44,400	$178,912
Common stock issued for settlement of interest payable	$21,292	$-
Common stock issued for settlement of accounts payable	$44,946	$-
Debentures issued for settlement of related party and shareholder loans	$-	$53,000
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
September 30, 2015
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

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc (formerly, E Liquid Wholesale, Inc.) (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement, dated June 25, 2015, the Company paid a total purchase price of $1,125,000 payable as (i) $225,000 in cash on closing and (ii) $900,000 in unsecured promissory notes issued on closing, such promissory notes issued in three equal tranches of $300,000 due four, nine and eighteen months respectfully from the closing date.

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

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “Brands”). Pursuant to the asset purchase agreement, dated October 21, 2015, the Company (i) issued to the vendor 1,000,000 Common Shares of the Company valued at $0.15 per share for a total value of $150,000; (ii) paid cash consideration equal to 901 Vaping’s inventory and equipment of approximately $23,000; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the Brands commencing on the closing date up to a maximum of 25% of the gross profit stream.

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation and taste of smoking. Gilla has a two-pronged business model: Custom E-liquid Manufacturing, including private label solutions, E-liquid flavoring and fulfilment services; and Marketing & Online Services, including branding, marketing, sales support, and e-commerce solutions. Gilla’s channels to market include private label for convenience stores, vape shops and online retail. The Company also owns and operates the VaporLiq and Charlie’s Club monthly subscription-based delivery services for vaping products. Vaporizers and E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. Vaporizers and E-cigarettes do not burn tobacco and are not smoking cessation devices.

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at September 30, 2015, the Company has an accumulated deficit of $7,485,936 a working capital deficiency of $2,789,035 and negative cash flows from operating activities of $533,645 for the nine month period ended September 30, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a) Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc; E Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

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

(c) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at September 30, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(d) Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposit, promissory notes, convertible debentures, loans from shareholders and credit facility. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Fair value measurements of accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposit, promissory notes, convertible debentures, loans from shareholders, and credit facility are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

(e) Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  During the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the year ended December 31, 2014 representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the nine month period ended September 30, 2015, the Company expensed $159,236 (September 30, 2014: $252,359) as corporate promotions.

(f) Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the periods ended September 30, 2015 and 2014.

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

4. BUSINESS COMBINATIONS

(a) On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs, a Florida based E-liquid manufacturer.  The Company purchased E Vapor Labs in order to procure an E-liquid manufacturing platform allowing the Company to secure large private label contracts as well as manufacture its own brands going forward. The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$20,635
Receivables	46,492
Deposits	5,874
Inventory	122,401
Fixed assets	118,866
Goodwill	846,974
Total assets acquired	$1,161,242

Liabilities assumed:
Accounts payable	$179,016
Loan payable	25,000
Total liabilities assumed	$204,016

Consideration:
Cash	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	203,570
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101
Total consideration	$957,226

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and $900,000 in unsecured promissory notes issued on the closing (collectively, the “Promissory Notes”). The Promissory Notes were issued in three equal tranches of $300,000 due 4, 9 and 18 months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to 1/3 of each tranche of the Promissory Notes can be repaid in Common Stock of the Company, calculated using the 5 day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

The goodwill is attributable to the assembled workforce and geographic presence of the acquired business as well as significant cost and revenue synergies expected to arise after the acquisition.

As at September 30, 2015, the Company has adjusted the Promissory Notes A for the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA.  Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes.  Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts.

The Promissory Notes A were due on November 1, 2015. The Company provided notice to the Promissory Note holders on October 30, 2015 indicating its intention to repay such Promissory Notes, however, such inability to accurately determine the required adjustments pursuant to the SPA has forced the Company to defer repayment of such Promissory Notes until such time where the principal amount of the Promissory Notes can be accurately determined.

(b) On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of VaporLiq, a private E-liquid subscription based online retailer. The Company purchased VaporLiq mainly to access industry relationships and knowhow of various E-liquid brands that VaporLiq transacts with. The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$5,381
Website	10,000
Inventory	2,150
Goodwill	32,469
Total assets acquired	$50,000

Total liabilities assumed	$-

Consideration:
500,000 Common Shares & 500,000 warrants	$50,000
Total consideration	$50,000

In consideration for the acquisition, the Company issued 500,000 Common Shares at $0.10 per share and 500,000 warrants, each to acquire one Common Share of the Company. These warrants are exercisable over 18 months with an exercise price of $0.20 per Common Share.

The goodwill is attributable to business acumen and access to key E-liquid brands that the Company may leverage for further acquisitions.
(c) On February 28, 2014, the Company closed the acquisition of all the issued and outstanding shares of DML, a private limited company organized under the laws of Ireland. DML is engaged in the sales and distribution of E-cigarettes in Ireland.  The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$8,828
Receivables	112,460
Inventory	60,777
Loan receivable	84,936
Fixed, assets	3,826
Goodwill	167,538
Total assets acquired	$438,365

Liabilities assumed:
Accounts payable	$253,247
Loans payable	130,118
Total liabilities assumed	$383,365

Consideration:
500,000 Common Shares	$55,000
Total consideration	$55,000

In consideration for the acquisition, the Company issued 500,000 Common Shares at $0.11 per share and 1,000,000 warrants, each to acquire one Common Share of the Company. These warrants will vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date. These warrants are to be exercisable over 3 years with an exercise price of $0.25 per Common Share.

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

6. INVENTORY

Inventory consists of the following:

	September 30, 2015	December 31, 2014
E-cigarettes, E-liquids and accessories	$119,645	$78,901
Packaging	24,406	-
	$147,051	$78,901

During the nine month period ended September 30, 2015, the Company wrote off $75,965 in obsolete inventory recorded in Charlie’s Club and Gilla Operations. As a result, the Company recorded an impairment of inventory of $75,965 for the period.

During the year ended December 31, 2014, the Company wrote off the full value of DML’s inventory in the amount of $60,301 as a result of DML’s liquidation and impaired the inventory located in Florida in the amount of $41,157 due to inventory obsolescence. During the year ended December 31, 2014, the Company recorded an impairment of inventory of $101,458.

7. PROPERTY AND EQUIPMENT

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$3,898	$2,418	$1,480	$595
Computer hardware	7,497	3,375	4,122	1,269
Manufacturing equipment	113,334	6,720	106,614
	$124,729	$12,513	$112,216	$1,864

Depreciation expense for the nine month periods ended September 30, 2015 and 2014 amounted to $8,511 and $2,294 respectively.

8. WEBSITE DEVELOPMENT

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Net
Charlie’s Club Website	$99,989	$21,664	$78,325	$93,323
E Liquid website	10,000	-	10,000	-
	$109,989	$21,664	$88,325	$93,323

Amortization expense for the nine month periods ended September 30, 2015 and 2014 amounted to $14,998 and Nil respectively.

The estimated amortization expense for the next 4 years ending December 31, 2015, 2016, 2017 and 2018 approximates $19,998 per year, for the year ending December 31, 2019 it approximates $13,331.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding loans from shareholders as follows:

	September 30, 2015	December 31, 2014
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	374,650	431,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	100,000	100,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on January 1, 2016	224,790	-
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	23,363	29,739
	$727,803	$565,739

During the year ended December 31, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest.  The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 12), resulting in a $435 gain on settlement of debt.

The Company accrued interest of Nil during the nine month period ended September 30, 2015 (September 30, 2014: $172) on this loan.

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $374,650) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.  During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $38,956 during the nine month period ended September 30, 2015 (September 30, 2014: $31,330) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of Common Shares.

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

The Company accrued interest of $7,953 during the nine month period ended September 30, 2015 (September 30, 2014: $2,111) on the Secured Note No.2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of Common Shares.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $224,790) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note.

The Company accrued interest of $5,667 during the nine month period ended September 30, 2015 (September 30, 2014: Nil) on the Secured Note No.3 which is included in accrued liabilities.

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

On September 1, 2015, the Company was advanced $127,381 (CAD $170,000) from the Credit Facility including $25,476 (CAD $34,000) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the nine month period ended September 30, 2015, the Company accrued $21,084 of interest as a result of the Credit Facility, of which $17,952 has been paid and $3,132 of interest remains owing and is included in accounts payable.

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

During the nine month periods ended September 30, 2015 and 2014, the Company accrued Nil and $1,638 of interest on the Credit Note, respectively.

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the nine month period ended September 30, 2015, the Company recorded interest expense in the amount of $197.167 (June 30, 2014: $704,780) related to debt discount which includes $124,807 related to the conversion of convertible debentures in the aggregate amount of $177,000.

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

On July 15, 2015, the Company received forms of election whereby holders of the Convertible Debenture elected to convert a total of $105,000, into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering.  On August 17, 2015, the 1,500,000 Common Shares related to the conversion were issued.

On September 1, 2015, the Company received forms of election whereby holders of the Convertible Debenture elected to convert a total of $20,000, into Common Shares of the Company at $0.07 per share pursuant to the Convertible Debenture offering.  On September 1, 2015, the 285,714 Common Shares related to the conversion were issued.

During the nine month period ended September 30, 2015, the Company recorded interest expense in the amount of $18,881 (September 30, 2014: $120,039) on the Convertible Debentures.

On July 13, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $20,195 with the issuance of Common Shares and warrants having a combined value of $45,378. As a result, the Company recorded a loss on debt settlement of $25,283 for the nine month period ended September 30, 2015.

13. COMMON STOCK

Authorized: 300,000,000 Common Shares of $0.0002 par value (the “Common Shares”)

Issued and Outstanding:

	September 30, 2015	December 31, 2014
96,704,434 Common Shares (2014:92,698,018)	$19,342	$18,542

During the nine month period ended September 30, 2015, the Company:

●	Issued 201,945 Common Shares at $0.10 per share for settlement of $20,195 in interest payable on a Convertible Debenture to an unrelated party;
●	Issued 60,000 Common Shares at $0.19 per share for settlement of $11,400 in consulting fees to an unrelated party;
●	Issued 500,000 Common Shares valued at $8,025 for the acquisition of a subsidiary;
●	Issued 4,918 Common Shares at $0.15 per share for settlement of $738 in interest payable on Convertible Debentures to unrelated parties;
●	Issued 2,385 Common Shares at $0.15 per share for settlement of $358 in interest payable to a Director of the Company;
●	Issued 2,299,999 Common Shares at $0.07 per share as a result of the conversion of $161,000 of Convertible Debentures;
●	Issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures
●	Issued 300,000 Common Shares at $0.11 per share as compensation for $33,000 in consulting fees to an unrelated party; and
●
Issued 408,597 Common Shares valued at a fair value of $0.11 per share for settlement of $61,290 in marketing costs owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $44,946. The balance of $16,344 has been recorded as a gain on settlement of debt.

During the year ended December 31, 2014, the Company:

●	Issued 200,000 Common Shares for settlement of $10,000 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 835,000 Common Shares valued at $0.10 per share for settlement of $83,500 owing as a result of the production costs of advertising;
●	Issued 10,000 Common Shares valued at $0.10 per share for settlement of $1,000 owing to a related party as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.;
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party;
●	Issued 2,734,667 Common Shares valued at $0.15 per share for cash proceeds of $410,200;
●	Issued 300,000 Common Shares valued at $0.18 per share as a prepayment of $54,000 in consulting fees to an unrelated party;
●	Issued 10,919 Common Shares valued at $0.15 per share for settlement of $1,638 of shareholder loans;
●	Issued 182,749 Common Shares valued at $0.15 per share for settlement at $27,412 in consulting fees owing to an unrelated party;
●	Issued 63,559 Common Shares at $0.236 per share as compensation for $15,000 in consulting fees to an unrelated party;
●	Issued 100,000 Common Shares at $0.16 per share as compensation for $16,000 in consulting fees to an unrelated party;
●	Issued 10,357,143 Common Shares at $0.07 per share as a result of the conversion of $725,000 of Convertible Debentures;
●	Issued 5,714,286 Common Shares at $0.07 per share to related parties as a result of the conversion of $400,000 of Convertible Debentures;
●	Issued 638,978 Common Shares at $0.15 per share for settlement of $102,291 in interest payable to unrelated parties;
●	Issued 277,370 Common Shares at $0.15 per share for settlement of $35,162 in interest payable to related parties;
●	Issued 717,840 Common Shares at $0.15 per share for settlement of $107,676 in consulting fees payable to related parties;
●	Issued 800,000 Common Shares at a fair value of $0.15 per share as compensation for consulting fees to an unrelated party in the amount of $120,000;
●	Issued 500,000 Common Shares at $0.15 per share for settlement of $75,000 in consulting fees to a related party; and
●	Issued 490,000 Common Shares at $0.15 per share for cash proceeds of $73,500.

14. WARRANTS

The following schedule summarizes the outstanding warrants:

	September 30, 2015		December 31, 2014
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Beginning of period	1,510,640	$0.25	-	$-
Issued	2,451,945	0.34	1,510,640	0.25
Expired	(10,640)	0.15	-	-
End of period	3,951,945	$0.31	1,510,640	$0.25

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

The Company booked the value of the warrants as prepaid to be expensed over the life of the Credit Facility.  During the nine month period ended September 30, 2015, the Company expensed $34,557 in stock based compensation which has been recorded as an administrative expense.

(d) On November 10, 2014, and in connection to the Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 14 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,991 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.34%
Expected life	1.14 years
Estimated volatility in the market price of the Common Shares	237%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes.  During the nine month period ended September 30, 2015, the Company expensed $27,491 in stock based compensation which has been recorded as an administrative expense.

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

The Company booked the value of the vested warrants in the amount of $35,362 as prepaid to be expensed over the life of the commission agreement.  During the nine month period ended September 30, 2015, the Company expensed $5,894 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed during the period ended September 30, 2015 as the sales agent had not yet delivered any sales revenue to GOWL.

(g) On June 29, 2015, and in connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

The fair value of these issued warrants of $40,643 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.51%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	166%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Note No. 3. During the nine month period ended September 30, 2015, the Company expensed $20,321 in stock based compensation which has been recorded as an administrative expense.

(h) On July 14, 2015, as part of the acquisition of VaporLiq, the Company issued 500,000 warrants to purchase Common shares of the Company exercisable over eighteen (18) months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,975 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.51%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	219%
Dividend yield	Nil

(i) On July 15, 2015, and in connection with a private placement, the Company issued 201,945 warrants to purchase Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $11,047 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.52%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	174%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as part of a private placement of common stock.

15. SHARES TO BE ISSUED

On September 30, 2015, the Company had $25,000 in unissued share liability, consisting of the following:

●	The Company settled $25,000 in consulting fees owing to unrelated parties with the issuance of 211,389 Common Shares at $0.12 per share. Such Common Shares were issued on November 2, 2015.

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

Advances from related parties were as follows:

	September 30, 2015	December 31, 2014
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$173,029	$133,820
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	127,878	523,824
Consulting fees owing to persons related to an Officer who is also a Director of the Company	47,427	49,255
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	542,657	401,264
Amounts payable to a corporation related by virtue of a common Officer of the Company	-	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	35,943	-
Consulting fees and director fees payable to Directors of the Company	59,500	6,332
	$986,433	$1,144,789

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

During the nine month period ended September 30, 2015, the Company deferred amounts of $302,772 owing to Officers of the Company, two of which are also Directors and amounts of $374,650 owing to a corporation owned by two Officers of the Company, one of which is also a Director. The amounts are non-interest bearing and payable on January 1, 2017.

(b)	Interest accrued to related parties were as follows:

	September 30, 2015	December 31, 2014

Interest accrued on advances by Officers of the Company, one of which is also a Director	$102,101	$39,279
	$102,101	$39,279

(c)	Transactions with related parties were as follows:

During the nine month period ended September 30, 2015, the Company expensed $32,317 (September 30, 2014: Nil) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.  During the nine month period ended September 30, 2015, the Company expensed Nil (September 30, 2014: $11,541) in rent expense payable to a corporation related by virtue of a common Officer of the Company.

During the nine month period ended September 30, 2015, the Company expensed $22,631 in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company. The Company also expensed $78, 434 (September 30, 2014: $202,418) in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result the Company issued 140,000 shares.

During the nine month period ended September 30, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015.

During the nine month period ended September 30, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures, the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	September 30. 2015	September 30, 2014
Directors	$74,250	$92,950
Officers	191,498	-
Corporation related by virtue of common Officers and a common Director	63,540	-
Corporation owned by two Officers, one of which is also a Director	94,138	326,162
Persons related to a Director	47,067	53,467
	$472,493	$472,579

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

18. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately $799 per month. The lease expires on April 30, 2016. Minimum annual lease payments are as follows:

2015	$2,397
2016	3,196
$5,593

b) Premises Lease

Effective January 1, 2014, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2018 with payments made monthly. Minimum annual lease payments are as follows:

2015	$14,297
2016	57,118
2017	57,118
2018	57,118
$185,860

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2015.

d) Commission Agreement

The Company entered into a commission agreement with a sales agent effective May 29, 2015. The Company agreed to pay to the sales agent, 20% of the gross margin on all qualifying sales brokered to GOWL by the sales agent. The agreement has a term of two years at which time it can be either extended or terminated at the option of GOWL.

19. FINANCIAL INSTRUMENT

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

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company purchases inventory in a foreign currency, at September 30, 2015, the Company included no inventory purchased in a foreign currency on its balance sheet.  The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

20. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, designing, marketing and distributing E-cigarettes, vaporizers, E-liquids and accessories in North America and Ireland.  Total assets by geographic location are as follows:

	September 30, 2015	December 31, 2014
Canada	$21,250	$5,524
United States	1,533,250	645,383
Ireland	1,621	435,578
	$1,556,121	$1,086,485

Total sales by geographic location are as follows:

	September 30, 2015	September 30, 2014
Canada	$-	$-
United States	824,251	8,921
Ireland	-	562,103
	$824,251	$571,024

21. SUBSEQUENT EVENTS

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “Brands”). Pursuant to the asset purchase agreement, dated October 21, 2015, the Company (i) issued to the vendor 1,000,000 Common Shares of the Company valued at $0.15 per share for a total value of $150,000; (ii) paid cash consideration equal to 901 Vaping’s inventory and equipment of approximately $23,000; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of 901 Vaping. On closing, the Company also entered into employment agreements with two of the principals of 901 Vaping with salaries of $100,000 and $50,000 respectively.

On November 2, 2015, the Company issued 211,389 Common Shares at $0.12 per Common Share, as compensation for $25,000 in consulting fees to unrelated parties.

On November 6, 2015, the Company issued and sold, on a private placement basis, 725,428 Common Shares and warrants for the purchase of 725,428 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share, for aggregate gross proceeds of $72,543. Such Common Shares were issued on November 10, 2015.

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

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation and taste of smoking. Gilla has a two-pronged business model: Custom E-liquid Manufacturing, including private label solutions, E-liquid flavoring and fulfilment services; and Marketing & Online Services, including branding, marketing, sales support, and e-commerce solutions. Gilla’s channels to market include private label for convenience stores, vape shops and online retail. The Company also owns and operates the VaporLiq and Charlie’s Club monthly subscription-based delivery services for vaping products. Vaporizers and E-cigarettes are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. Vaporizers and E-cigarettes do not burn tobacco and are not smoking cessation devices.

Recent Developments

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc (formerly, E Liquid Wholesale, Inc.) (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement, dated June 25, 2015, the total purchase price was $1,125,000  payable to the vendors of E Vapor Labs as (i) $225,000 in cash on closing and (ii) $900,000 in promissory notes (together, the “Promissory Notes”) issued on the closing. The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in common stock of the Company, calculated using the five (5) day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

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

On July 15, 2015, the Company received a form of election whereby a holder of its 12% unsecured subordinated convertible debentures (the “Convertible Debentures”) elected to convert a total of $105,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On August 17, 2015, the Company issued 1,500,000 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on July 15, 2015.

On July 15, 2015, the Company settled $20,195 in interest payable to a holder of the Convertible Debentures and issued 201,945 Common Shares and warrants for the purchase of 201,945 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share. Such Common Shares were issued on August 17, 2015.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.19 per Common Share, as compensation for $11,400 in consulting fees to an unrelated party.

On September 1, 2015, the Company received a form of election whereby a holder of its Convertible Debentures elected to convert a total of $20,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On September 1, 2015, the Company issued 285,714 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on September 1, 2015.

Subsequent Events

The Promissory Notes A were due on November 1, 2015. The Company provided notice to the Promissory Note holders on October 30, 2015 indicating its intention to repay such Promissory Notes, however, such inability to accurately determine the required adjustments pursuant to the SPA has forced the Company to defer repayment of such Promissory Notes until such time where the principal amount of the Promissory Notes can be accurately determined.

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “Brands”). Pursuant to the purchase agreement, dated October 21, 2015, the Company (i) issued to the vendor 1,000,000 Common Shares of the Company valued at $0.15 per share for a total value of $150,000; (ii) paid cash consideration equal to 901 Vaping’s inventory and equipment of approximately $23,000; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of 901 Vaping. On closing, the Company also entered into employment agreements with two of the principals of 901 Vaping with salaries of $100,000 and $50,000 respectively.

On November 2, 2015, the Company issued 211,389 Common Shares at $0.12 per Common Share, as compensation for $25,000 in consulting fees to unrelated parties.

On November 6, 2015, the Company issued and sold, on a private placement basis, 725,428 Common Shares and warrants for the purchase of 725,428 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share, for aggregate gross proceeds of $72,543. Such Common Shares were issued on November 10, 2015.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

Revenue

For the three month period ended September 30, 2015, the Company generated $816,610 in sales of e-liquids, vaporizers, e-cigarettes and accessories (collectively, “E-liquids”) as compared to $519,579 in sales for the three month period ended September 30, 2014.

For the nine month period ended September 30, 2015, the Company generated $ 824,251 in sales of E-liquids as compared to $544,287 in sales for the nine month period ended September 30, 2014.

The Company’s cost of goods sold for the three month period ended September 30, 2015 was $560,329 which represents E-liquids, bottles, hardware and the related packaging as compared to $426,922 for the three month period ended September 30, 2014. Gross profit for the three month period ended September 30, 2015 was $256,281 as compared to $92,657 for the comparative period in 2014.

The Company’s cost of goods sold for the nine month period ended September 30, 2015 was $562,854 which represents E-liquids, bottles, hardware and the related packaging as compared to $464,673 for the nine month period ended September 30, 2014. Gross profit for the nine month period ended September 30, 2015 was $261,397 as compared to $79,614 for the comparative period in 2014.

For the three month period ended September 30, 2015, the Company generated $ Nil in consulting services provided to clients in the tobacco industry compared to $6,311 for the three month period ended September 30, 2014.

For the nine month period ended September 30, 2015, the Company generated $ Nil in consulting services provided to clients in the tobacco industry compared to $26,737 for the nine month period ended September 30, 2014.

For the nine month period ended September 30, 2015, total sales of $824,251 were generated in the United States. For the nine month period ended September 30, 2014, total sales of $8,611 were generated in the United States and $36,523 were generated in Ireland.

Operating Expenses

For the three month period ended September 30, 2015, the Company incurred administrative expenses of $508,785, consulting fees to related parties of $150,045, depreciation and amortization expense of $12,651 and impairment of inventory expense of $75,964. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and employee wages. Total operating expenses for the three month period ended September 30, 2015 were $747,445. For the three month period ended September 30, 2014, the Company incurred administrative expenses of $447,102, consulting fees to related parties of $158,598, depreciation and amortization expense of $493, loss on sale of fixed asset of $661, bad debt expense of 19,523 and impairment of inventory expense of $42,638. Total operating expenses for the three month period ended September 30, 2014 were $669,015. The increase in administrative expenses of $61,683 is attributable to increased operations as a result of the acquired businesses during the period. The decrease in consulting fees due to related parties of $8,553 is attributable to the effects of foreign exchange translation. The impairment of inventory recorded for the three month periods ended September 30, 2015 and 2014 was due to inventory obsolescence.

For the nine month period ended September 30, 2015, the Company incurred administrative expenses of $1,114,346, consulting fees to related parties of $472,493, depreciation and amortization expense of $23,509 and impairment of inventory expense of $75,964. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses and employee wages. Total operating expenses for the nine month period ended September 30, 2015 were $1,686,312. For the nine month period ended September 30, 2014, the Company incurred administrative expenses of $1,197,487, consulting fees to related parties of $472,579, depreciation and amortization expense of $2,294, loss on sale of fixed asset of $661, bad debt expense of 19,523 and impairment of inventory expense of $42,638. Total operating expenses for the nine month period ended September 30, 2014 were $1,735,182.

Loss from Operations

For the three month period ended September 30, 2015, the Company incurred a loss from operations of $491,164 as compared to a loss from operations of $570,047 for the three month period ended September 30, 2014 due to the reasons discussed above.

For the nine month period ended September 30, 2015, the Company incurred a loss from operations of $1,424,915 as compared to a loss from operations of $1,628,831 for the nine month period ended September 30, 2014 due to the reasons discussed above.

Other Expenses

For the three month period ended September 30, 2015, the Company incurred a foreign exchange gain of $20,895, amortization of debt discount of $109,558, and interest expense of $114,981. For the three month period ended September 30, 2014, the Company incurred a foreign exchange loss of $21,799, amortization of debt discount of $634,212, impairment of goodwill of $167,538, loss on loan receivable of $86,615 and interest expense of $71,249. For the three month period ended September 30, 2015, the Company incurred total other expenses of $203,644 as compared to $981,413 for the three month period ended September 30, 2014.

For the nine month period ended September 30, 2015, the Company incurred a foreign exchange gain of $108,727, amortization of debt discount of $197,167, loss on settlement of account receivable of $23,312, gain on settlement of debt of $16,344 and interest expense of $263,262. For the nine month period ended September 30, 2014, the Company incurred a foreign exchange loss of $33,964, amortization of debt discount of $704,780, impairment of goodwill of $167,538, loss on loan receivable of $66,748, loss on settlement of debt $27,560 and interest expense of $185,175. For the nine month period ended September 30, 2015, the Company incurred total other expenses of $358,670 as compared to $1,185,765 for the nine month period ended September 30, 2014.

Net Loss and Comprehensive Loss

Net loss amounted to $697,808 for the three month period ended September 30, 2015 compared to a loss of $1,551,460 for the three month period ended September 30, 2014.

Net loss amounted to $1,783,585 for the nine month period ended September 30, 2015 compared to a loss of $2,814,596 for the nine month period ended September 30, 2014.

Comprehensive loss amounted to $609.897 for the three month period ended September 30, 2015 compared to a comprehensive loss of $1,467,405 for the three month period ended September 30, 2014. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars and Euros to U.S. dollars.

Comprehensive loss amounted to $1,615,787 for the nine month period ended September 30, 2015 compared to a comprehensive loss of $2,730,907 for the nine month period ended September 30, 2014. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars and Euros to U.S. dollars.

Inflation

Through the period covered by this Report, inflation has not had a significant impact on the Company’s net sales and revenues and on income from continuing operations.

Liquidity and Capital Resources

As at September 30, 2015, the Company had total assets of $1,556,121 (compared to total assets of $1,086,485 at December 31, 2014) consisting of cash and cash equivalents of $58,935, accounts receivable of $155,175, inventory of $147,051, prepaid expenses and vendor deposits of $114,976, property and equipment of $112,216, website development of $88,325 and goodwill of 879,443. The increase in assets at September 30, 2015 from December 31, 2014, is primarily the result of the acquisitions of E Vapor Labs and VaporLiq.

As at September 30, 2015, the Company had total liabilities of $4,247,964 (compared to total liabilities of $2,639,901 at December 31, 2014) consisting of accounts payable of $617,664, accrued liabilities of $97,984, accrued interest due to related parties of $102,101, customer deposit of 20,000, loans from shareholders of $727,803, due to related parties of $986,433, Promissory Notes of $492,893, advances on Credit Facility of $220,294, long term due to related parties of $677,422, long term Promissory Notes of 260,375 and Convertible Debentures of $44,995.

At September 30, 2015, the Company had negative working capital of $2,789,035 and an accumulated deficit of $7,485,936.

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

Net cash used in operating activities

For the nine month period ended September 30, 2015, the Company used cash of $533,645 (compared to $1,390,932 of cash used in operating activities during the nine month period ended September 30, 2014) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the nine month period ended September 30, 2015, net cash used in investing activities was $225,000 attributable to the acquisition of a subsidiary (see “Acquisition of E Vapor Labs”). For the nine month period ended September 30, 2014, net cash used in investing activates was $63,108 attributable to trademarks, disposal of capital assets and website development.

Net cash flow from financing activities

For the nine month period ended September 30, 2015, net cash provided by financing activities was $244,245 (see “Credit Facility” and “Secured Notes”) compared to net cash provided by financing activities of $1,017,429 for the nine month period ended September 30, 2014.

Acquisition of E Vapor Labs

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs, a Florida based E-liquid manufacturer.  The Company purchased E Vapor Labs in order to procure an E-liquid manufacturing platform allowing the Company to secure large private label contracts as well as manufacture its own brands going forward. The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$20,635
Receivables	46,492
Deposits	5,874
Inventory	122,401
Fixed assets	118,866
Goodwill	846,974
Total assets acquired	$1,161,242

Liabilities assumed:
Accounts payable	$179,016
Loan payable	25,000
Total liabilities assumed	$204,016

Consideration:
Cash	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	203,570
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101
Total consideration	$957,226

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and $900,000 in unsecured promissory notes issued on the closing (collectively, the “Promissory Notes”). The Promissory Notes were issued in three equal tranches of $300,000 due 4, 9 and 18 months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to 1/3 of each tranche of the Promissory Notes can be repaid in Common Stock of the Company, calculated using the 5 day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

The goodwill is attributable to the assembled workforce and geographic presence of the acquired business as well as significant cost and revenue synergies expected to arise after the acquisition.

As at September 30, 2015, the Company has adjusted the Promissory Notes A for the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA.  Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes.  Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts.

The Promissory Notes A were due on November 1, 2015. The Company provided notice to the Promissory Note holders on October 30, 2015 indicating its intention to repay such Promissory Notes, however, such inability to accurately determine the required adjustments pursuant to the SPA has forced the Company to defer repayment of such Promissory Notes until such time where the principal amount of the Promissory Notes can be accurately determined.

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

On September 1, 2015, the Company was advanced $127,381 (CAD $170,000) from the Credit Facility including $25,476 (CAD $34,000) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the nine month period ended September 30, 2015, the Company accrued $21,084 of interest as a result of the Credit Facility, of which $17,952 has been paid and $3,132 of interest remains owing and is included in accounts payable.

Secured Notes

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $374,650) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company.  During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016.

The Company accrued interest of $38,956 during the nine month period ended September 30, 2015 (September 30, 2014: $31,330) on the Secured Note which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of Common Shares.

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

The Company accrued interest of $7,953 during the nine month period ended September 30, 2015 (September 30, 2014: $2,111) on the Secured Note No.2 which is included in accrued liabilities. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of Common Shares.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $224,790) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note.

The Company accrued interest of $5,667 during the nine month period ended September 30, 2015 (September 30, 2014: Nil) on the Secured Note No.3 which is included in accrued liabilities.

On August 15, 2014, the Company settled CAD $1,500 (USD $1,378) of non-interest bearing shareholder loans with the issuance of 10,919 Common Shares of the Company resulting in a loss of $260.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at September 30, 2015, the Company has an accumulated deficit of $7,485,936 a working capital deficiency of $2,789,035 and negative cash flows from operating activities of $533,645 for the nine month period ended September 30, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc; E Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly-owned subsidiary Gilla Biscayne, LLC; and Snoke Distribution Canada Ltd. and its wholly-owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at September 30, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposit, promissory notes, convertible debentures, loans from shareholders and credit facility. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Fair value measurements of accounts receivable, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposit, promissory notes, convertible debentures, loans from shareholders, and credit facility are classified under Level 3 hierarchy because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the financial instruments.

Advertising Costs

In accordance with FASB ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place.  During the year ended December 31, 2014, $136,200 in production costs were incurred, $90,800 of which have been allocated to prepaid expenses and vendor deposits on the consolidated balance sheet, $45,400 in production costs were expensed during the year ended December 31, 2014 representing the release of the first phase of the Company’s online advertising campaign.  The Company expenses all other advertising costs as incurred. During the nine month period ended September 30, 2015, the Company expensed $159,236 (September 30, 2014: $252,359) as corporate promotions.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. For the Company’s membership program the Company records revenue on collection of the monthly fee and after delivery of the products has occurred. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.  The Company does not currently record a provision for product returns as to date sales in the membership program have been minimal and any returns related to sales through the Company’s wholesale distribution channels become the responsibility of the manufacturer. Therefore, any related provision for product returns was not deemed material for the periods ended September 30, 2015 and 2014.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of September 30, 2015, due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of VaporLiq and issued 500,000 Common Shares at a price of $0.10 per Common Share to the vendors of VaporLiq pursuant to the share purchase agreement, dated July 14, 2015. The Company issued such Common Shares to accredited investors in reliance upon the exemptions from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On July 15, 2015, the Company received a form of election whereby a holder of its Convertible Debentures elected to convert a total of $105,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On August 17, 2015, the Company issued 1,500,000 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on July 15, 2015 to convert $105,000 of the Convertible Debentures. The Company issued such Common Shares to non-U.S. persons pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act.

On July 15, 2015, the Company settled $20,195 in interest payable to a holder of the Convertible Debentures and issued 201,945 Common Shares and warrants for the purchase of 201,945 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share. Such Common Shares were issued on August 17, 2015. The Company issued such Common Shares to non-U.S. persons pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.19 per Common Share, as compensation for $11,400 in consulting fees to an unrelated party. The Company issued such Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 1, 2015, the Company received a form of election whereby a holder of its Convertible Debentures elected to convert a total of $20,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On September 1, 2015, the Company issued 285,714 Common Shares at a price of $0.07 per Common Share, as a result of these elections received on September 1, 2015 to convert $20,000 of the Convertible Debentures. The Company issued such Common Shares to accredited investors in reliance upon the exemptions from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Subsequent Events

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping and issued 1,000,000 Common Shares at a price of $0.15 per Common Share to vendor pursuant to the asset purchase agreement dated October 21, 2015.

On November 2, 2015, the Company issued 211,389 Common Shares at $0.12 per Common Share, as compensation for $25,000 in consulting fees to unrelated parties.

On November 6, 2015, the Company issued and sold, on a private placement basis, 725,428 Common Shares and warrants for the purchase of 725,428 Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share, for aggregate gross proceeds of $72,543. Such Common Shares were issued on November 10, 2015.

The Company issued all the foregoing Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.20	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of June 29, 2015.	X

10.21	Form of Promissory Notes from the Company to the vendors of E Vapor Labs Inc.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

GILLA INC.
(Registrant)

November 20, 2015	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

November 20, 2015	By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and
Chief Accounting Officer