Form 10-K
period 2015-12-31
GILLA INC.
filed 2016-04-08
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2015, was approximately $13,662,657 based on the average bid and asked prices on such date of $0.18. The registrant does not have any non-voting equities.

The Registrant had 99,560,923 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, outstanding on April 7, 2016.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1.  BUSINESS

Gilla Inc. (the “Company”, the “Registrant” or “Gilla”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. The Company adopted the present name, Gilla Inc., on February 27, 2007. Gilla’s address is 475 Fentress Blvd., Unit L, Daytona Beach, Florida 32114.

BUSINESS OF ISSUER

Gilla aims to be a global leader in the manufacturing and distribution of E-liquid for the vapor industry (“E-liquid”). The Company provides consumers with choice and quality across categories and price points.

Gilla has built a strong platform for growth through investing in brands and distribution to consumers. Over the past year, the Company has developed and acquired manufacturing operations, premium E-liquid brands and a global distribution platform. The Company has also made changes to its operating model to improve agility and responsiveness to consumer demand.

The Company is building depth in its E-liquid portfolio to meet consumer tastes, while maintaining a high degree of standards across all of its operations.

Gilla Manufactures	Gilla Markets	Gilla Innovates	Gilla Sells
Gilla owns proprietary manufacturing operations and a distribution platform to ensure the efficient, sustainable production and supply of E-liquid. The Company strives to meet and exceed customer expectations.

The Company invests in global marketing initiatives to inform and persuade consumers, to build its brands and to identify new acquisitions. Gilla helps consumers make educated choices about E-liquid and related vaping products.

Innovation is key to the Company’s continued growth. Gilla is committed to developing new and attractive flavor profiles, new packaging and product offerings to capitalize on emerging trends in the marketplace.

Everyone at the Company sells or understands how they can sell or build valuable relationships with customers and consumers. Gilla is passionate about delivering unparalleled customer service to extend the Company’s sales reach.

The Company’s Products

The Company’s current products include generic and premium branded E-liquid (the “Products”), the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. A vaporizer, or E-cigarette, is an electronic inhaler meant to simulate and substitute traditional cigarettes. Generally, a heating element, such as an atomizer, vaporizes the E-liquid solution to deliver the sensation of smoking, without burning tobacco. E-liquid is available with or without nicotine.

E-liquid is a solution of propylene glycol (an organic compound that facilitates the vapor effect that can be found in many pharmaceutical and cosmetic products such as moisturizers) (“PG”), vegetable glycerin (“VG”), flavoring and a variable percentage of pharmaceutical grade nicotine. The Company offers over 500 base flavors of generic E-liquid which are available in nicotine strengths ranging from 0mg to 24mg with varying proportions of PG and VG. An E-liquid with a higher VG content will deliver a thicker cloud of vapor when vaporized. The Company’s premium E-liquid brands have been meticulously developed and manufactured to satisfy enhanced flavor palates and are only available in limited flavors and nicotine strengths.

The Company does not manufacture vaporizers, E-cigarettes, other vaping hardware or accessories. All hardware sold by the Company is manufactured and supplied to the Company by third parties.

Premium Brand Portfolio

The Company’s diversified portfolio approach to manufacturing and distributing E-liquid provides customers the flexibility to select from the Company’s catalog of premium brands to directly cater to unique consumer opportunities that exist in the niche marketplaces in which it operates. This allows the Company to allocate resources for its highest growth opportunities on a global scale. Gilla’s portfolio of brands offers a range of price points and flavor profiles enabling the Company to capitalize on preference shifts across the price and palate spectrum. The breadth and depth that the Company aims to develop within its portfolio will provide resilience and enable the Company to continue to grow over time.

Gilla’s premium E-liquid portfolio includes Craft Vapes, Craft Clouds, Vape Warriors, Miss Pennysworth’s Elixirs, The Mad Alchemist, Replicant and Coil Glaze. The Company expects to continually launch new E-liquid brands both organically and through acquisition as the Company identifies new market trends and consumer tastes.

Research and Development

Innovation forms an important part of Gilla’s growth strategy, playing a key role in positioning its brands for continued growth at the forefront of the vapor industry. The Company’s in-house mixologists and vaping experts are continually developing new E-liquid flavors to cater to emerging vaping trends and changing consumer demands. The Company’s marketing and design specialists develop and launch new attractive brands and product offerings from the Company’s proprietary catalog of recipes. Innovative new packaging and marketing components are also critical to Gilla’s ongoing customer and consumer relations.

Manufacturing, Distribution, Principal Markets & Marketing Methods

Manufacturing and Distribution Platform

The Company owns and operates its own manufacturing and distribution platform, which operate from leased premises in Daytona Beach, Florida and Budapest, Hungary.

Gilla sells its Products through a number of market channels including vape shops, retail and wholesale distributors, convenience stores, and e-commerce websites. A shift from cig-a-like E-cigarettes to vaporizers in the market has led to vape shops and other retailers allocating more shelf space to E-liquid brands. This market shift was driven by the E-cigarette’s power and flavor limitations as well as the better performance, affordability and overall user experience of the vaporizer. As a result, it is expected that the U.S. E-liquid industry will grow to $2.8B by 2015.

One of the Company’s key strengths is its geographic reach. The Company currently services North America and over 25 European counties in over 30 languages. The Company is focused on developing its sales and global distribution network by introducing new product offerings, sales incentives and promotional programs and best-in-class customer service.

Retail and Vape Shops

Gilla has developed a deep understanding of the vapor industry from both the wholesale buyer and consumer perspective. The Company uses this knowledge to create products, services and programs that will assist the Company in cultivating partnerships with our customers. There are over 19,000 vape shops globally with approximately half in the U.S. alone. Vape shops educate consumers through their knowledgeable vaping experts who assist customers in choosing from an assortment of E-liquid flavors and products. In addition, many of these vape shops offer house branded generic E-liquids that are filled onsite or sourced through third parties.

The Company focuses on selling generic and premium E-liquid Products to vape shops through targeted sales programs, promotions, in-store point of sale marketing and other sales giveaways to the vape shops since Gilla believes such incentives will assist in obtaining and increasing shelf space at such retail locations. The Company also believes that educating vape shop personnel also is a key determinant in increasing sales.

Gilla seeks to leverage its low cost manufacturing and distribution platform to offer vape shops and other retail and wholesale buying groups low-cost, high-quality generic E-liquid Product in return for guaranteed commitments to carry a number of our premium E-liquid brands. Such incentives could build valuable relationships and customer loyalty with vape shops while quickly increasing shelf space and sales of the Company’s high margin premium E-liquid Products.

E-commerce

The Company also distributes its Products through its websites and other online sales platforms. The Company believes that its online strategy will continue to evolve while expanding on various forms of social media as a key element in its marketing strategy and in further establishing and growing the Company’s E-liquid product portfolio.

Gilla’s Business Model

Gilla aims to be a global leader in the manufacturing and distribution of E-liquid for the vapor industry. The Company has grown through investments in manufacturing, E-liquid brands, distribution and acquisitions to both broaden Gilla’s portfolio depth and geographical footprint. The Company’s business model targets the high growth E-liquid industry to generate high margin returns on premium E-liquid brands to drive returns for its shareholders, while creating value for its customers and consumers.

The Company has developed a strong platform for growth based on the following key elements:

●	Diversified E-liquid Portfolio – Gilla has developed and acquired premium E-liquid brands across categories and price points.

●	Global Geographic Reach – Gilla’s distribution infrastructure services North America and over 25 European counties in over 30 languages.

●	Efficient Supply and Procurement - Gilla’s manufacturing facilities ensure efficient, sustainable production and supply of E-liquids to the highest quality standards.

●
Leading Capabilities – Gilla is focused on execution and has retained knowledgeable and industry leading executives across all functions of its business including operations, sales and finance and is committed to delivering industry leading customer service.

Performance Drivers

The Company has developed six performance drivers that we believe are key to driving growth.

1.	Strengthen and accelerate growth of our generic brands

Strengthening recurring sales of the Company’s generic brands can support a vast amount of the Company’s operating and overhead costs. Gilla can leverage paid infrastructure to target growth opportunities.

2.	Win premium E-liquid in every market

The Company’s premium E-liquid brands can generate margins in excess of 75%. Gilla’s diversified portfolio approach provides the flexibility to cater toward unique customer opportunities that exist in each distinct market in which the Company operates to become the market leader in the premium E-liquid segment.

3.	Innovate to meet new customer needs

The Company’s ability to innovate and launch new brands is a competitive advantage. Gilla’s in-house research and development team has the ability to quickly respond to changing market needs and introduce new and attractive flavor profiles and packaging.

4.	Maintain and improve customer service

The Company has developed infrastructure and capabilities to deliver unparalleled customer service. Providing best-in-class customer service can extend Gilla’s sales reach building valuable relationships and brand loyalty.

5.	Drive out costs to invest in growth

Improving productivity and efficiency within the Company will improve its financial results and allow the Company to reinvest in the business to drive growth.

6.	Attract and retain talent

The Company’s success will depend on the ability to attract and retain qualified and competent employees at all levels of the business. Ensuring that Gilla has the best talent is one of the Company’s biggest challenges and one of its greatest opportunities.

Employees

As at the date of this Report, the Company has fifteen key individuals engaged as consultants and thirty-five full-time employees. Collectively, these consultants and employees oversee day-to-day operations of the Company supporting management, administrative, bookkeeping, accounting, manufacturing, logistics, sales, marketing, and digital media functions of the Company. As required, the Company also engages consultants to provide services to the Company, including legal and corporate services. The Company has no unionized employees.

Being in the growth-stage, the Company intends to increase (or decrease) its number of employees as appropriate as appropriate to achieve the Company’s objectives. The Company intends to focus on identifying, attracting and retaining talented, highly motivated, customer-focused, team-orientated employees to support its growth.

Competition

The market for the Company’s Products is very competitive and subject to rapid change and regulatory requirements. The E-liquid niche of the vapor industry is extremely competitive with low barriers to entry. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Market disruption will be caused when new products or brands are able to differentiate from the market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and its prospects.

The Company faces intense competition from direct and indirect competitors, including “big tobacco,” “big pharma,” and other known and established or yet to be formed E-liquid or vaping companies, each of whom pose a competitive threat to the Company and its future business prospects. The Company expects competition to intensify in the future. Certain of these businesses are either currently competing with the Company or are focusing significant resources on providing products that will compete with the Company’s E-liquid product offerings in the future.

The Company’s principal competitors can be classified into three main categories: i) tobacco companies, ii) other E-liquid and vaping companies, and iii) pharmaceutical companies. The Company competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. The Company is subject to highly competitive conditions in all aspects of the business, and barriers to entry into the E-liquid manufacturing and distribution business are low. The competitive environment and the Company’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Traditional tobacco companies, including Reynolds American Inc., Altria Group Inc., Phillip Morris International Inc., British American Tobacco PLC and Imperial Tobacco Group PLC are expanding into various E-cigarette and vaping markets throughout the world. Each of these companies have rolled out their own E-cigarette offerings in markets where the Company currently sells its Products. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors to capture a larger share of the vaping market. The Company also faces competition from smaller tobacco companies that are much larger, better funded, and more established than the Company.

The Company faces direct competition from independent pure play E-cigarette and vaping companies, including Vapor Corp., Electronic Cigarettes International Group Ltd., Vapor Hub International Inc. and other private companies that currently market competing products. The Company also faces indirect competitors such as the traditional tobacco companies offering cigarettes, Nicotine Replacement Therapies (NRT) and smokeless tobacco products. It is likely that these companies will enter the market as the E-liquid and vapor industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

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

Trademarks

The Company owns trademarks on certain of its brands including Craft Vapes, The Mad Alchemist and YECIG or has applications currently being examined. The Company plans to continue to expand its portfolio of brand names and its proprietary trademarks worldwide as the business grows.

Patents

The Company does not own any domestic or foreign patents relating to E-liquid products or vaporizers.

Government Regulations

Government authorities in the United States, the European Union, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its Products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The following is a summary of certain regulatory matters generally affecting the E-cigarette, E-liquid and other vaping product marketplace in the United States, the European Union and Canada, which does not purport to be a comprehensive overview of all applicable laws and regulations that may impact the Company’s business.

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

Since the Company does not market E-cigarettes, E-liquid or other vaping products for therapeutic purposes, the Company’s Products that contain nicotine are subject to being classified as “tobacco products” under the Tobacco Control Act. Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, the Tobacco Control Act grants the FDA broad authority to impose restrictions over the design, manufacture, distribution, sale, marketing and packaging of tobacco. Furthermore, The FDA is required to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

The Tobacco Control Act also requires an establishment of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including the sales of the Company’s Products.

The FDA has previously indicated that it intends to regulate E-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include E-cigarettes, E-liquid and other vaping products under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. On April 25, 2014, the FDA announced a proposed rule (the “Proposed Rule”) seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, E-cigarettes, E-liquid and other vaping products (collectively, “Deemed Tobacco Products”).

If approved by the FDA in its current form, the final Proposed Rule would mandate with respect to Deemed Tobacco Products such as E-cigarettes, E-liquid and other vaping products:

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

In addition, the Proposed Rule would require any “new tobacco product,” defined as any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it could be marketed in the U.S. The premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence (“SE”) report and receipt of an SE order; or (3) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination. FDA has proposed a compliance policy that would delay enforcement of PMTA and SE requirements for two years after the effective date of the final Proposed Rule. The Company cannot predict if its Products, all of which would be considered “non-grandfathered,” will receive the required premarket approval from FDA. Failure to obtain premarket approval could prevent the Company from marketing and selling non-grandfathered Products in the U.S. and, thus, may have a material effect the business, financial condition and results of operations.

The Proposed Rule contemplates enforcement actions being brought against products determined to be adulterated and misbranded. The Proposed Rule’s comment period ended on August 8, 2014. It is not known when the Proposed Rule could become final. The Proposed Rule contains various compliance dates based on the publication date of the final Rule in the Federal Register. In June 2015, the FDA issued an advance notice of proposed rulemaking to seek public comment related to warnings and child-resistant packaging for liquid nicotine and nicotine-containing E-liquid. However, the FDA did not at such time indicate the timing or scope of future regulations. As a result, the Company cannot anticipate the impact of such rules and regulations will have on the industry or the Company’s business, financial condition or results of operations.

The application of the Tobacco Control Act to E-cigarettes, E-liquid and other vaping products could impose, among other things, restrictions on the content of nicotine in E-cigarettes, E-liquid or other vaping products, the advertising, marketing and sale of E-cigarettes, E-liquid or other vaping products, the use of certain flavorings and the introduction of new products. The Company cannot predict the scope of such regulations or the impact they may have on the Company specifically or the vapor industry generally, though if enacted, they could have a material adverse effect on the business, results of operations and financial condition.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of E-cigarettes, E-liquid or other vaping products where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize E-cigarettes, E-liquid and other vaping products as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, E-cigarettes, E-liquid and other vaping products may lose their appeal as an alternative to traditional cigarettes; which may have the effect of reducing the demand for the Company’s Products and as a result have a material adverse effect on our business, results of operations and financial condition.

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

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold the Company may no longer be able to ensure a supply of raw materials or saleable product, which will have material adverse effect on the Company’s business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to E-cigarettes, E-liquid or other vaping products. The application of either or both of these federal laws to the Company’s Products would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

If E-cigarettes, E-liquid or other vaping products are subject to one or more significant regulatory initiates enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

European Union

On April 3, 2014, the European Union adopted the Tobacco Product Directive which will regulate E-cigarettes, E-liquid and other vaping products containing nicotine. In particular, the Tobacco Product Directive introduces a number of new regulatory requirements for E-cigarettes, E-liquid and other vaping products. For example, it (1) restricts the amount of nicotine that E-cigarettes and E-liquid can contain (2) requires E-cigarettes, E-liquid and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (3) provides that E-cigarettes, E-liquid and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (4) significantly restricts the advertising and promotion of E-cigarettes, E-liquid and other vaping products; and (5) requires E-cigarettes, E-liquid and other vaping products manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences”).

The new Tobacco Product Directive came into force in May 2014 and gives Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive. Its effect will depend on how Member States transpose the Directive into their national laws. Member States may decide, for example, to introduce further rules affecting E-cigarettes, E-liquid and other vaping products (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the TFEU. For example, the Children and Families Act 2014 includes provisions that allow the Secretary of State to make regulations that prohibit the sale of E-cigarettes, E-liquid and other vaping products to people under the age of 18. The Tobacco Product Directive also includes provisions that allow Member States to ban specific E-cigarettes, E-liquid and other vaping products or types of E-cigarettes, E-liquid and other vaping products in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least 3 Member States impose a ban and this is found to be duly justified, the European Commission could implement an EU wide ban. Similarly, the Tobacco Product Directive provides that Member States may prohibit a certain category of tobacco or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There is also existing legislation at the EU level and in Member States regulating medicinal products and medical devices. E-cigarettes, E-liquid and other vaping products are regarded by the competent authorities in some Member States as medicinal products and/or medical devices, and therefore require a marketing authorization (for medicinal products) prior to being placed on the market (as well as complying with all other requirements relating to medical products and devices). In the United Kingdom, for example, the MHRA has announced that E-cigarettes, E-liquid and other vaping products will be regulated as medicines in the future. Following the adoption of the Tobacco Products Directive, the MHRA will regulate as medicines a range of nicotine containing products including E-cigarettes, E-liquid and other vaping products that make medicinal claims or are above the limit set out in the Directive. This means that such E-cigarettes, E-liquid and other vaping products will only be able to be sold in the United Kingdom if a marketing authorization is first obtained from the MHRA.

There are also other national laws in Member States regulating E-cigarettes, E-liquid and other vaping products. It is not clear what impact the new Tobacco Product Directive will have on these laws.

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

Since no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of E-cigarettes, E-liquid or other vaping products has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

To date, Health Canada has not imposed any restrictions on E-cigarettes, E-liquid and other vaping products that do not contain nicotine. E-cigarettes, E-liquid and other vaping products that do not make any health claim and do not contain nicotine may be legally be sold in Canada. Thus, vendors can openly sell nicotine-free E-cigarettes, E-liquid and other vaping products. However, there are vape shops operating throughout Canada selling E-cigarettes, E-liquid and other vaping products containing nicotine without any implications from Health Canada. E-cigarettes, E-liquid and other vaping products are subject to standard product regulations in Canada, including the Canada Consumer Product Safety Act and the Consumer Packaging and Labelling Act.

At present, neither the Tobacco Act (which regulates the manufacture, sale, labelling and promotion of tobacco products) nor the Tobacco Products Labelling Regulations (Cigarettes and Little Cigars) (which governs how cigarettes can be advertised and marketed) apply to E-cigarettes, E-liquid and other vaping products. The application of these federal laws to E-cigarettes, E-liquid and other vaping products would have a material adverse effect on the Company’s business, results of operations and financial condition.

BACKGROUND AND HISTORY OF THE ISSUER

On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”) with a related party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $225,000 on or before February 15, 2014, bearing interest at a rate of 6% per annum. On February 14, 2014, the Company repaid all amounts due under the Credit Note.

On November 21, 2012, the Company completed a business combination transaction (the “Merger”), pursuant to which it acquired all of the issued and outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) in exchange for issuing 29,766,667 of its Common Shares to the former shareholders of Snoke Distribution. Upon the completion of the Merger, Snoke Distribution became a wholly-owned subsidiary of the Company, its senior management became the entire senior management of the Company and the Company began to focus exclusively on its current business.

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

Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated on November 15, 2013 under the laws of the State of Florida. Charlie’s Club is a wholly-owned subsidiary of the Company.

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

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum. The Secured Note is secured by a general security agreement over the assets of the Company. On December 30, 2015, the Secured Note maturity date was extended until July 1, 2017.

On February 14, 2014, the Company repaid all amounts due under the Credit Note, as described in the second paragraph of this section, above.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of E-cigarettes in Ireland. The Company issued to the sellers 500,000 Common Shares valued at a price of $0.11 per Common Share and warrants for the purchase of 1,000,000 Common Shares of the Company. The warrants were to vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date and exercisable over three years with an exercise price of $0.25 per Common Share. No value has been assigned to the warrants as there is 0% probability of achieving the vesting provision. The Company issued the 500,000 Common Shares to the sellers on June 2, 2014. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation.

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

On May 30, 2014, the Company issued 10,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $1,000 in advertising production costs owed to a related party.

On May 30, 2014, the Company issued 92,500 Common Shares at a price of $0.19 per Common Share, as a settlement of $17,500 in consulting fees owed to an unrelated party.

On June 2, 2014, the Company issued 55,000 Common Shares at a price of $0.25 per Common Share, as a settlement of $13,750 in consulting fees owed to an unrelated party.

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. On December 30, 2015, the Secured Note No.2 maturity date was extended until July 1, 2017.

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $210,200. On July 25, 2014 and in connection to the private placement, the Company issued warrants for the purchase of 10,640 Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per Common Share, as a prepayment of $54,000 in consulting fees, to an unrelated party.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The agent who arranged the Credit Facility was not a related party of the Company. The Credit Facility bears interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015, whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. On January 18, 2016, the Company extended the expiration date of the warrants to December 31, 2017, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility is secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lender to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lender. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable. On January 18, 2016 and in connection to the Term Loan, the Company and the Lender entered into a loan termination agreement (the “Loan Termination Agreement”) whereby the Company and the Lender terminated and retired the Credit Facility.

On August 15, 2014, the Company issued 10,919 Common Shares at a price of $0.15 per Common Share, as a settlement of $1,638 of shareholder loans.

Gilla Operations Worldwide Limited (“Gilla Worldwide”) was incorporated on August 25, 2014 under the laws of Ireland. Gilla Worldwide is a wholly-owned subsidiary of the Company.

Gilla Franchises, LLC (“Gilla Franchises”) was incorporated on September 8, 2014 under the laws of the State of Florida. Gilla Franchises is a wholly-owned subsidiary of the Company.

Legion of Vape, LLC (“Legion of Vape”), formerly Gilla Biscayne, LLC, was incorporated on September 8, 2014 under the laws of the State of Florida. Legion of Vape is a wholly-owned subsidiary of Gilla Franchises.

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

On November 10, 2014, the Company entered into an amendment with a shareholder (the “Secured Note Amendment”), whereby both parties agreed to extend the maturity date of both the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, to January 1, 2016, with all other terms of the respective notes remaining the same. On November 10, 2014 and in connection to the Secured Note Amendment, the Company issued warrants for the purchase of 250,000 Common Shares of the Company at an exercise price of $0.20 per Common Share, such warrants expiring on January 1, 2016.

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

On January 30, 2015, the Company entered into a supply and distribution agreement with an e-cigarette company distributing primarily to the United Kingdom, whereby the Company is to supply white label products for the clients existing brand. In connection with this agreement, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share.

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

On May 29, 2015, the Company entered into a commission agreement with a sales agent, whereby the agent is to assist the Company generate sales though Gilla Worldwide. In connection with this agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over two years. The warrants vest in four tranches of 250,000 purchase warrants each. The first tranche has an exercise price of $0.40 per Common Share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per Common Share and will vest upon the agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per Common Share and will vest upon the agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per Common Share and will vest upon the agent delivering $1,500,001 in sales revenue to Gilla Worldwide.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No. 3 is secured by the general security agreement issued with the Secured Note. In connection to the Secured Note No.3, the Company issued warrants for the purchase of 500,000 Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share. On December 31, 2015, the Company fully settled the Secured Note No.3 through the issuance of $227,000 in Convertible Debenture Units.

On June 30, 2015, the Company issued 408,597 Common Shares at a price of $0.15 per Common Share, as a settlement of $61,290 in marketing costs owed to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share.

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc. (formerly, E Liquid Wholesale, Inc.) (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement (the “SPA”), dated June 25, 2015, the total purchase price was $1,125,000 payable to the vendors of E Vapor Labs as (i) $225,000 in cash on closing and (ii) $900,000 in promissory notes (together, the “Promissory Notes”) issued on the closing. The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in common stock of the Company, calculated using the five day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the SPA.

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid subscription based online retailer. Pursuant to the share purchase agreement, dated July 14, 2015, the Company issued 500,000 Common Shares valued at $0.17 per Common Share and warrants for the purchase of 500,000 Common Shares of the Company exercisable over eighteen months with an exercise price of $0.20 per Common Share.

On July 15, 2015, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $105,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On August 17, 2015, the Company issued 1,500,000 Common Shares at a price of $0.07 per Common Share, as a result of this election received on July 15, 2015 to convert $105,000 of the Convertible Debentures.

On July 2015, the Company settled $20,194 in interest payable to a holder of the Convertible Debentures and issued 201,945 Common Shares and warrants for the purchase of 201,945 Common Shares of the Company exercisable over twelve months with an exercise price of $0.20 per Common Share, at a price of $0.10 per unit. Such Common Shares were issued on August 17, 2015 at a fair value of $0.11 per Common Share.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.19 per Common Share, as a settlement of $11,400 in consulting fees owed to unrelated parties

On September 1, 2015, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $20,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On September 1, 2015, the Company issued 285,714 Common Shares at a price of $0.07 per Common Share, as a result of this election received on September 1, 2015 to convert $20,000 of the Convertible Debentures.

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

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “CV Brands”). Pursuant to the purchase agreement, dated October 21, 2015, the Company (i) issued to the vendor 1,000,000 Common Shares of the Company valued at $0.15 per Common Share for a total value of $150,000; (ii) paid cash consideration equal to 901 Vaping’s inventory and equipment of $23,207; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the CV Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of 901 Vaping.

On November 2, 2015, the Company issued 211,389 Common Shares at a price of $0.118 per Common Share, as a settlement of $25,000 in consulting fees owed unrelated parties. These Common Shares had a fair value of $0.15 per Common Share.

On November 6, 2015, the Company issued and sold, on a private placement basis, a unit consisting of 725,428 Common Shares and warrants for the purchase of 725,428 Common Shares of the Company exercisable over twelve months with an exercise price of $0.20 per Common Share, at a price of $0.10 per unit, for aggregate proceeds of $72,543, of which $22,543 was received in cash and $50,000 as a settlement of related party loans. Such Common Shares were issued on November 10, 2015.

Gilla Europe Kft. (“Gilla Europe”) was incorporated on November 23, 2015 under the laws of Hungary. Gilla Europe is a wholly-owned subsidiary of Gilla Enterprises and, since its incorporation, has been the primary operating subsidiary of the Company in Europe.

On December 2, 2015, the Company closed the acquisition of all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands (the “TMA Brands”), pursuant to an asset purchase agreement dated November 30, 2015. The total purchase price for the assets was $500,000 including the issuance of (i) 819,672 Common Shares valued at $0.122 per Common Share for a total value of $100,000; (ii) $400,000 in cash payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the TMA Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of TMA.

On December 7, 2015, the Company issued 100,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $10,000 in prepaid consulting fees to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share.

On December 30, 2015, the Company entered into an amendment with a shareholder (the “Secured Note Amendment No.2”), whereby both parties agreed to extend the maturity date of both the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, to July 1, 2017, with all other terms of the respective notes remaining the same. The Secured Note Amendment No.2 also granted the shareholder an early right to repay both the Secured Note and the Secured Note No.2 if the Company were to complete a raise through a senior debt facility greater than or equal to two million dollars ($2,000,000) prior to the repayment dates of each of the respective notes. On December 30, 2015 and in connection to the Secured Note Amendment No.2, the Company issued warrants for the purchase of 250,000 Common Shares at an exercise price of $0.20 per Common Share, such warrants expiring on July 1, 2017.

On December 31, 2015, the Company closed the first issuances of unsecured subordinated convertible debenture units (the “Convertible Debenture Units”), each Convertible Debenture Unit consisting of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.2”) and warrants exercisable for the purchase of 5,000 Common Shares of the Company. On December 31, 2015, the Company issued $650,000 of Convertible Debenture Units which included warrants for the purchase of 3,250,000 Common Shares of the Company. The Convertible Debentures No.2 mature on January 31, 2018, bear interest at a rate of 8% per annum, payable quarterly in arrears, and are convertible at the option of the holder into Common Shares at a conversion price of $0.10 per Common Share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.2 at anytime after six months following the issuance date and prior to the maturity date. Each full warrant issued in the Convertible Debenture Unit entitles the holder to purchase one Common Share of the Company exercisable over twenty-four months with an exercise price of $0.20 per Common Share. The proceeds of the Convertible Debenture Units were used for capital expenditures, marketing expenditures and working capital.

On December 31, 2015, the Company agreed to issue 151,745 Common Shares at a price of $0.132 per Common Share, as a settlement of $20,000 in consulting fees owed to unrelated parties. These Common Shares remain unissued and are included as shares to be issued as at December 31, 2015.

Subsequent Events

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lender in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lender if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued or warrants extended in connection with the Term Loan and both parties have been appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

On January 18, 2016, the Company and the Lender entered into a Loan Termination Agreement and the Credit Facility was terminated and retired as described above in this section.

On January 25, 2016, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $23,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. These Common Shares remain unissued.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares remain unissued.

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On February 22, 2016, Curtis R. (“Austin”) Hopper was appointed as Chief Marketing Officer of the Company. The services of Mr. Hopper, as the Company’s Chief Marketing Officer, are provided to the Company in accordance with the terms of a consulting agreement, effective February 18, 2016, whereby the Company agreed to pay Mr. Hopper $12,500 per month and issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Loan would be made available to the Company in two equal tranches of CAD $335,000 with the first tranche (“Loan Tranche A”) available on the closing date and the second tranche (“Loan Tranche B”) available to the Company at the option of the shareholder on or before May 2, 2016. The Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, if made available to the Company, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Loan is secured by a general security agreement over the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable until March 2, 2018 with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B, if made available to the Company prior to May 2, 2016. On March 3, 2016, The Company closed Loan Tranche A and 500,000 of the purchase warrants became fully vested and exercisable.

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

Risks Related to the Company’s Business

With losses over the years and negative working capital at December 31, 2015 and 2014, the Company has assessed that there is uncertainty regarding the Company’s ability to continue as a going concern. If the Company is not able to continue operations, investors could lose their entire investment in the Company.

The Company has a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about the Company’s ability to continue as a going concern. The Company’s auditors issued an opinion in their audit report dated April 5, 2016 expressing uncertainty about the Company’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business without additional financing and/or generating profits from its operations. If the Company is unable to continue as a going concern and the Company fails, investors in the Company could lose their entire investment.

A lack of diversification will increase the risk of an investment in the Company. Results of operations and financial condition may deteriorate if the Company fails to diversify.

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid which is the liquid used in vaporizers, E-cigarettes and other vaping hardware and accessories. Larger companies have the ability to manage their risk by diversification. However, the Company lacks diversification, in terms of both the nature and geographic scope. As a result, the Company will likely be impacted more acutely by factors affecting its industry or the regions in which it operates than if the Company were more diversified, enhancing the risk profile. If the Company cannot diversify or expand operations, the Company’s financial condition and results of operations could deteriorate.

The market for E-liquid is a niche market, subject to a great deal of uncertainty, and is still evolving.

E-liquid and other vaping products, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. The Company’s future sales and any future profits are substantially dependent upon the widespread acceptance and use of E-liquid. Rapid growth in the use of, and interest in, E-liquid is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, the Company is subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of E-liquid, in general or, specifically the Company’s Products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for E-liquid products.

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

Management has no experience in the tobacco industry.

The Company’s management team has no prior experience in the tobacco industry, which could impair the Company’s ability to comply with legal and regulatory requirements. There can be no assurance that the management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal and regulatory compliance imposed by such laws and regulations. Failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of the Company’s operations.

The market for E-liquid and other vaping products is relatively new and emerging. If the market develops more slowly or differently than the Company expects, the business, growth prospects and financial condition would be adversely affected.

The market for E-liquid and other vaping products is relatively new and many may not achieve or sustain high levels of demand and market acceptance. While traditional tobacco products are well established and revenue from traditional cigarette sales represent a substantial majority of total industry revenue, smokeless tobacco products and E-liquid products only represent a small portion of the industry. There can be no assurance that E-liquid products become widely adopted, or the market for smokeless products develop as the Company expects. If the market for E-liquid develops more slowly, or differently than expected, the business, growth prospects and financial condition of the Company would be adversely affected. In addition, if the Company fails to successfully market, brand and bring its Products to market, the business could face material adverse effects.

The Company may experience intense competition in the industry which it currently operates.

The market for the Company’s Products is very competitive and subject to rapid change and regulatory requirements. The E-liquid niche of the vapor industry is extremely competitive with low barriers to entry. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Market disruption will be caused when new products or brands are able to differentiate from the market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and its prospects.

The Company faces intense competition from direct and indirect competitors, including “big tobacco,” “big pharma,” and other known and established or yet to be formed E-liquid or vaping companies, each of whom pose a competitive threat to the Company and its future business prospects. The Company expects competition to intensify in the future. Certain of these businesses are either currently competing with the Company or are focusing significant resources on providing products that will compete with the Company’s E-liquid product offerings in the future.

The Company’s principal competitors can be classified into three main categories: i) tobacco companies, ii) other E-liquid and vaping companies, and iii) pharmaceutical companies. The Company competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. The Company is subject to highly competitive conditions in all aspects of the business, and barriers to entry into the E-liquid manufacturing and distribution business are low. The competitive environment and the Company’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Traditional tobacco companies, including Reynolds American Inc., Altria Group Inc., Phillip Morris International Inc., British American Tobacco PLC and Imperial Tobacco Group PLC are expanding into various E-cigarette and vaping markets throughout the world. Each of these companies have rolled out their own E-cigarette offerings in markets where the Company currently sells its Products. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors to capture a larger share of the vaping market. The Company also faces competition from smaller tobacco companies that are much larger, better funded, and more established than the Company.

The Company faces direct competition from independent pure play E-cigarette and vaping companies, including Vapor Corp., Electronic Cigarettes International Group Ltd., Vapor Hub International Inc. and other private companies that currently market competing products. The Company also faces indirect competitors such as the traditional tobacco companies offering cigarettes, Nicotine Replacement Therapies (NRT) and smokeless tobacco products. It is likely that these companies will enter the market as the E-liquid and vapor industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

Conventional tobacco sales have been declining, which could have a material adverse effect on the Company.

Conventional tobacco sales, in terms of volume, have been declining in the United States as a result of many regulatory restrictions, increased awareness in smoking cessation and a general decline in social acceptability of smoking. Although the vapor industry is growing rapidly, it represents a small portion of the overall tobacco industry. A continual decline in tobacco sales could adversely affect the growth of the E-liquid niche, which could have a material adverse effect on the business, results of operations and financial condition.

The Company competes with foreign importers who may not comply with government regulations.

The Company faces competition from foreign importers of E-liquid and other vaping products who may illegally ship their products into the United States, the European Union, Canada or any other market for direct delivery to customers. These market participants may not have the added cost and expense of complying with government regulations and taxes, and as a result, will be able to offer their products at a more competitive price, potentially allowing them to capture a larger market share. Moreover, should the Company be unable to sell certain of its Products during any regulatory approval process, there can be no assurances that the Company will be able to recapture those customers lost to foreign domiciled competitors during any “blackout” periods, during which the Company may be unable to sell its Products. This competitive disadvantage may have a material adverse effect on the business, results of operations and our financial condition.

Warranty claims, product liability claims and product recalls could harm the business, results of operations and financial condition.

The Company is inherently exposed to potential warranty and product liability claims, in the event that the Company’s Products fail to perform as expected or such failure of our Products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite quality controls, proper testing and instruction for use of our Products, either due to a defect during manufacturing or due to the individual’s improper use of the product. In addition, if any of the Company’s Products are, or are alleged, to be defective, then the Company may be required to participate in a recall.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, the Company may experience product liability claims from the marketing and sale of E-liquid and other vaping products. Any product liability claim brought against the Company, with or without merit, could result in:

●	liabilities that substantially exceed the Company’s product liability insurance, which the Company would then be required to pay from other sources, if available;
●	an increase in the Company’s product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;
●	damage to the Company’s reputation and the reputation of its Products and brands, resulting in lower sales;
●	regulatory investigations that could require costly recalls or product modifications;
●	litigation costs; and
●	the diversion of management’s attention from managing the Company’s business.

Any one or more of the foregoing could have a material adverse effect on the business, results of operations and financial condition.

The Company must comply with regulations imposed by government authorities and may be required to obtain the approval of various government agencies to market its Products.

E-liquid and other vaping products are new to the marketplace and may be subject to regulation as a tobacco product and possibly as a drug and drug device if marketed using therapeutic claims. Most E-liquid and other vaping products are sold as a means of delivering nicotine to the body. Government authorities in the United States, the European Union, Canada and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including vaporizers and related E-liquid, E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its Products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The Food and Drug Administration (“FDA”) is the regulatory agency which oversees tobacco products in the United States. The FDA has previously indicated that it intends to regulate E-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include E-cigarettes, E-liquid and other vaping products under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. On April 25, 2014, the FDA announced a proposed rule (the “Proposed Rule”) seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, E-cigarettes, E-liquid and other vaping products (collectively, “Deemed Tobacco Products”).

If approved by the FDA in its current form, the final Proposed Rule would mandate with respect to Deemed Tobacco Products such as E-cigarettes, E-liquid and other vaping products:

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

On April 3, 2014, the European Union adopted the Tobacco Product Directive which will regulate E-cigarettes, E-liquid and other vaping products containing nicotine. In particular, the Tobacco Product Directive introduces a number of new regulatory requirements for E-cigarettes, E-liquid and other vaping products. For example, it (1) restricts the amount of nicotine that E-cigarettes and E-liquid can contain (2) requires E-cigarettes, E-liquid and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (3) provides that E-cigarettes, E-liquid and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (4) significantly restricts the advertising and promotion of E-cigarettes, E-liquid and other vaping products; and (5) requires E-cigarettes, E-liquid and other vaping products manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences”).

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

Since no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of E-cigarettes, E-liquid or other vaping products has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

The Company’s Products are subject to product safety regulations by federal, state, and local organizations. Accordingly, the Company may be required, or may voluntarily determine to, obtain approval of its Products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from the Company’s technical staff, and, if redesign were necessary, could result in a delay in the introduction of the Company’s Products in various markets or ultimately require the Company to exit from that market. There can be no assurance that the Company will obtain any or all of the approvals that may be required to market its Products.

Limitation by states and cities on sales of E-liquid may have a material adverse effect on the Company's ability to sell its Products in the United States.

Certain states and cities have enacted laws which preclude the use of E-liquid and other vaping products where traditional tobacco-burning cigarettes cannot be used and others have proposed legislation that would categorize E-liquid and other vaping products as tobacco products, equivalent to their tobacco burning counterparts. If the use of E-liquid and other vaping products is banned in places where the use of traditional tobacco burning cigarettes is banned, E-liquid and other vaping products may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for the Company’s Products and as a result have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may be affected if E-liquid is taxed like other tobacco products or the Company is required to collect and remit sales tax on certain of the Company’s internet sales.

Presently the Company’s Products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on the Company’s Products, it may have a material adverse effect on the demand for the Company’s Products. Moreover the Company may be unable to establish the systems and processes needed to track and submit the taxes collected through internet sales, which would limit the Company's ability to market its Products through its websites which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

On January 6, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2016, the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition.

The Company may become dependent on foreign sales to maintain operations.

If the FDA or other state or federal government agencies restrict or prohibit the sale E-liquid or other vaping products in the U.S., in part or in whole, the Company’s ability to maintain operations will become dependent on the ability to successfully commercialize its Products and brands in foreign jurisdictions where our Products can be sold. The Company’s inability to establish distribution channels in foreign jurisdictions, specifically those that allow for the sale of E-liquid will deprive the Company of the operating revenue that may be required to fund any domestic regulatory approvals to maintain the Company’s business operations.

The Company’s Products face intense media attention and public pressure.

E-liquid and other vaping products are new to the marketplace and since its introduction, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all such devices, pending regulatory reviews and a demonstration of safety. A partial or outright ban would have a material adverse effect on the business, results of operation and financial condition.

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

Of the currently issued and outstanding shares of common stock of the Company, approximately 23,657,274 Common Shares (approximately 23.76% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of Company insiders. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Any sale of a large number of shares over a short period of time could significantly depress the market price of the common stock.

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

The Company’s success is substantially dependent on general economic conditions and business trends, particularly concerning the demand for E-liquid and other vaping products. A downturn of which could adversely affect the Company’s operations.

The success of the Company’s operations depends to a significant extent upon a number of factors relating to personal and business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. The Company’s business is affected by the general condition and economic stability of its customers and their continued willingness to purchase the Company’s products in the future. An overall decline in the demand for E-liquid and other vaping products could cause a reduction in the Company’s sales and the Company could face a situation where it is unable to achieve sales and thereby be forced to cease operations.

The Company will need to increase the size of its organization, and may experience difficulties in managing growth.

The Company 15 key individuals engaged as consultants and thirty five full-time employees. The Company expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. The Company’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company occupies office space at 475 Fentress Blvd., Unit L, Daytona Beach, FL 32114. The Company entered into an operating lease agreement for the rental premises in Daytona Beach, Florida, USA for a period of 36 months, commencing on January 1, 2015 and ending on December 31, 2017, with payments made monthly. The Company also occupies office space in Budapest, Hungary on a month to month basis.

The Company has no investments in real estate.

ITEM 3.  LEGAL PROCEEDINGS

On January 5, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2015, the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition. The legal proceeding has been brought in Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida, Civil Division under the following caption: Yaron Elkayam, Pinchas Mamane, Levent Dikmen, Plaintiffs, v. Gilla, Inc., Case No. 16-CA-0047, Division H, filed January 5, 2016.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s securities trade on the over-the-counter market as a fully reporting OTC Markets company trading on the OTC QB under the symbol “GLLA”. The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the Common Stock has been sporadic and there have been long periods during which there were few, if any, transactions in the Common Stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s Common Stock.

2014	HIGH	LOW
First Quarter	$0.24	$0.09
Second Quarter	$0.33	$0.14
Third Quarter	$0.29	$0.14
Fourth Quarter	$0.30	$0.14

2015	HIGH	LOW
First Quarter	$0.28	$0.13
Second Quarter	$0.18	$0.09
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.17	$0.09

On December 31, 2015, the closing price of the Company’s Common Stock as reported on the OTC QB was $0.17 per share. On December 31, 2015, the Company had in excess of 448 beneficial stockholders of our Common Stock and 99,560,923 shares of our Common Stock were issued and outstanding.

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

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping and issued 1,000,000 Common Shares at a price of $0.15 per Common Share to the vendor pursuant to the asset purchase agreement dated October 21, 2015. The Company issued such Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

On November 2, 2015, the Company issued 211,389 Common Shares at a price of $0.118 per Common Share, as a settlement of $25,000 in consulting fees owed unrelated parties. These Common Shares had a fair value of $0.15 per Common Share. The Company issued such Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

On November 6, 2015, the Company issued and sold, on a private placement basis, a unit consisting of 725,428 Common Shares and warrants for the purchase of 725,428 Common Shares of the Company exercisable over twelve months with an exercise price of $0.20 per Common Share, at a price of $0.10 per unit, for aggregate proceeds of $72,543, of which $22,543 was received in cash and $50,000 as a settlement of related party loans. Such Common Shares were issued on November 10, 2015. The Company issued such Common Shares to non-U.S. persons pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act.

On December 2, 2015, the Company closed the acquisition of all of the assets of TMA and issued 819,672 Common Shares at a price of $0.122 per Common Share to the vendor pursuant to the asset purchase agreement dated November 30, 2015. The Company issued such Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

On December 7, 2015, the Company issued 100,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $10,000 in prepaid consulting fees to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share. The Company issued such Common Shares in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

On December 31, 2015, the Company agreed to issue 151,745 Common Shares at $0.132 per Common Share, as a settlement of $20,000 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. These Common Shares remain unissued.

Subsequent Events

On January 25, 2016, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $23,000 of the Convertible Debentures into Common Shares of the Company, pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act. These Common Shares remain unissued.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share, pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. These Common Shares remain unissued.

ITEM 6.   SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of Common Shares outstanding.

	Years ended December 31,
	2015	2014
Revenues (including consulting revenue)	$1,163,096	$608,035

Net Loss	$(3,048,337)	$(3,096,390)

Earnings (Loss) Per Share	$(0.03)	$(0.04)

Total assets	$2,231,055	$1,086,485

Total liabilities	$5,000,695	$2,639,901

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information and financial data discussed below is derived from the audited consolidated financial statements of Gilla Inc. for the year ended December 31, 2015. The financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the financial statements and related notes of Gilla Inc. contained elsewhere in this Annual Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation of smoking. Gilla’s product portfolio includes Craft Vapes, Craft Clouds, Vape Warriors, Miss Pennysworth’s Elixirs, The Mad Alchemist, Replicant and Coil Glaze E-liquid brands.

Critical Accounting Policies

Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc. and its wholly owned subsidiary Gilla Europe Kft.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC.; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these consolidated financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company’s Hungarian subsidiary maintains its books in the Hungarian Forint (HUF) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders' equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at December 31, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposit, promissory notes, convertible debentures, loans from shareholders and credit facility. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and cash equivalents is reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

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

Inventory

Inventory consists of finished E-liquid bottles, E-liquid components, bottles, E-cigarettes and accessories as well as related packaging. Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market value. The Company measures inventory write-downs as the difference between the cost of inventory and market value. At the point of any inventory write-downs to market, the Company establishes a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives and impairment of property and equipment, impairment of goodwill, accruals, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

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

Intangible Assets

On acquisition, intangible assets, other than goodwill, are initially recorded at their fair value. Following initial recognition, intangible assets with a finite life are amortized on a straight line basis over their useful life. Useful lives are assessed at year end.

The following useful lives are used in the calculation of amortization:

Brands	5 years
Customer relationships	5 years

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year, and thus, the new standard will be effective for us beginning on February 1, 2018 with early adoption permitted on or after February 1, 2017. This standard may be adopted using either the full or modified retrospective methods. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. Management of the Company does not expect the adoption of ASU 2014-15 to have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

Results of Operations – Year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue

For the year ended December 31, 2015, the Company generated $1,163,096 in sales from E-liquid, vaporizers, E-cigarettes and accessories (“E-liquid”) as compared to $581,822 in sales for the year ended December 31, 2014. For the year ended December 31, 2014, the Company also generated consulting revenue of $26,213 (as discussed below) for total sales and revenues in the year ended December 31, 2014 of $608,035. For the year ended December 31, 2015, E-liquid sales of $1,163,096 was all generated in the United States. For the year ended December 31, 2014, E-liquid sales of $581,822 was generated in three geographic locations, $558,420 was generated in Europe, $11,953 was generated in Canada and the remaining $11,449 was generated in the United States.

The Company’s cost of goods sold for the year ended December 31, 2015 was $908,887 which represents E-liquid, bottles, hardware and related packaging as compared to $490,720 for the year ended December 31, 2014. Gross profit for the year ended December 31, 2015 was $254,209 as compared to $91,102 for the comparative period in 2014.

For the year ended December 31, 2015, the Company generated Nil in consulting services provided to clients in the tobacco industry as compared to $26,213 for the year ended December 31, 2014.

Operating Expenses

For the year ended December 31, 2015, the Company incurred an administrative expense of $1,983,144, consulting fees to related parties of $605,180, depreciation expense of $20,986, amortization expense of $25,632, bad debt expense of $20,370, loss on settlement of accounts receivable of $24,582, impairment of website expense of $73,325 and impairment of inventory expense of $75,964. Total operating expenses for the year ended December 31, 2015 were $2,829,153. For the year ended December 31, 2014, the Company incurred an administrative expense of $1,472,196, consulting fees to related parties of $628,956, depreciation expense of $2,783, amortization expense of $6,666, loss on sale of fixed asset of $654, bad debt expense of $27,731 and impairment of inventory expense of $101,458. Total operating expenses for the year ended December 31, 2014 were $2,240,444. Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $510,918 is attributable to increased operations as a result of the acquired businesses during the period and the organic growth within the business. The decrease in consulting fees due to related parties of $23,776 is attributable to the effects of foreign exchange translation. Bad debt expense for the year ended December 31, 2015 relates to an allowance for uncollected receivables and the bad debt expense for the year ended December 31, 2014 relates to the write off of uncollectible receivables. The impairment of website and inventory recorded for the year ended December 31, 2015 and 2014 was due to website and inventory obsolescence.

Loss from Operations

For the year ended December 31, 2015, the Company incurred a loss from operations of $2,574,944 as compared to $2,123,129 for the year ended December 31, 2014 due to the reasons discussed above.

Other Expenses

For the year ended December 31, 2015, the Company incurred a foreign exchange gain of $155,519, amortization of debt discount of $239,330, loss on settlement of debt of $4,431 and interest expense of $385,151. For the year ended December 31, 2014, the Company incurred a foreign exchange loss of $43,010, amortization of debt discount of $715,314, loss on loan receivable of $65,850, gain on settlement of debt of $435, gain on deconsolidation of a subsidiary of $126,867 and interest expense of $276,389. For the year ended December 31, 2015, the Company incurred total other expenses of $473,393 as compared to $ 973,261 for the year ended December 31, 2014.

Net Loss and Comprehensive Loss

Net loss amounted to $3,048,337 for the year ended December 31, 2015 compared to a loss of $3,096,390 for the year ended December 31, 2014.

Comprehensive loss amounted to $2,820,698 for the year ended December 31, 2015 compared to a comprehensive loss of $3,009,240 for the year ended December 31, 2014. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars, Euros and Hungarian Forints to U.S. dollars.

Liquidity and Capital Resources

For the year ended December 31, 2015 compared to the year ended December 31, 2014

As at December 31, 2015, the Company had total assets of $2,231,055 (compared to total assets of $1,086,485 at December 31, 2014) consisting of cash and cash equivalents of $81,696, trade receivables of $45,534, inventory of $154,700, other current assets of $322,326, property and equipment of $150,349, website development of $9,083, intangibles of $215,283 and goodwill of $1,252,084. The increase in assets at December 31, 2015 from December 31, 2014, is primarily the result of the acquisitions of E Vapor Labs (see “Acquisition of E Vapor Labs”), VaporLiq and the assets of the Craft Vapes E-liquid brand (see “Acquisition of CV Brands”) and The Mad Alchemist E-liquid brand (see “Acquisition of TMA Brands”).

As at December 31, 2015, the Company had total liabilities of $5,000,695 (compared to total liabilities of $2,639,901 at December 31, 2014) consisting of accounts payable of $687,767, accrued liabilities of $251,517, accrued interest due to related parties of $131,755, customer deposits of $ 372,500, loans from shareholders of $27,528, due to related parties of $996,939, Promissory Notes of $495,193, amounts owing on acquisitions of $150,549, Convertible Debentures of $80,658, advances on Credit Facility of $212,415, long term loans from shareholders of $461,250, long term due to related parties of $662,140, long term amounts owing on acquisitions of $196,127, long term Promissory Notes of $267,857 and long term Convertible Debentures of $6,500.

At December 31, 2015, the Company had negative working capital of $2,802,565 and an accumulated deficit of $8,750,688.

As at December 31, 2014, the Company had total assets of $1,086,485 consisting of cash and cash equivalents of $496,724, trade receivables of $37,125, inventory of $78,901, other current assets of $378,548, property and equipment of $1,864 and website development of $93,323.

As at December 31, 2014, the Company had total liabilities of $2,639,901 consisting of accounts payable of $309,139, accrued liabilities of $69,017, accrued interest due to related parties of $39,279, loans from shareholders of $34,739, due to related parties of $1,144,789, advances on Credit Facility of $387,110, long term loans from shareholders of $531,000, long term due to related parties of $100,000 and long term Convertible Debentures of $24,828.

At December 31, 2014, the Company had negative working capital of $992,775 and an accumulated deficit of $5,702,351.

Net cash used in operating activities

For the year ended December 31, 2015, the Company used cash of $890,890 (December 31, 2014: $1,315,018) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the year ended December 31, 2015, net cash used in investing activities was $250,452 attributable to the addition of capital assets and the acquisitions of completed during the year ended December 31, 2015 (see “Acquisition of E Vapor Labs”, “Acquisition of CV Brands” and “Acquisition of TMA Brands”). For year ended December 31, 2014, net cash used in investing activates was $54,919 attributable to the disposal of capital assets and website development.

Net cash flow from financing activities

For the year ended December 31, 2015, net cash provided by financing activities was $632,286 compared to net cash provided by financing activities of $1,426,399 for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 was primarily attributable to the net proceeds from the sale of Convertible Debenture Units (see “Secured Note No.3” and “Convertible Debenture Units”), issuance of common stock, net proceeds advanced from related parties and the net repayments made on the Credit Facility (see “Credit Facility”).

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

Assets acquired:
Cash	$22,942
Receivables	48,356
Other current assets	21,195
Inventory	122,309
Fixed assets	118,867
Unallocated purchase price	847,265
Total assets acquired	$1,180,934

Liabilities assumed:
Accounts payable	$206,252
Loan payable	25,000
Total liabilities assumed	$231,252

Consideration:
Cash	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101
Total consideration	$949,682

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and $900,000 in unsecured promissory notes issued on the closing (collectively, the “Promissory Notes”). The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in Common Shares of the Company, calculated using the 5 day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

As at December 31, 2015, the Company has adjusted the Promissory Notes A for the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts.

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

The Company is not able to complete the purchase price allocation as the Company has disputed the consideration amount and is currently undergoing negotiations (note 20).

The results of operations of E Vapor Labs have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and E Vapor Labs as if the companies had been combined as of January 1, 2014. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	December 31, 2015	December 31, 2014
Pro forma revenue	$1,679,867	$2,937,623
Pro forma loss from operations	$(2,738,649)	$(1,478,631)
Pro forma net loss	$(3,216,321)	$(2,451,892)

Acquisition of CV Brands

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping, an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$11,335
Equipment	11,872
Intangibles	63,000
Goodwill	87,000
Total assets acquired	$173,207

Consideration:
Cash	$23,207
1,000,000 Common Shares at $0.15 per share	150,000
Total consideration	$173,207

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to 901 Vaping’s existing and potential customers. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$30,000
Customer relationships	5	33,000
		$63,000

The results of operations of 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the year ended December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

Acquisition of TMA Brands

On December 2, 2015, the Company acquired all of the assets of TMA, an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$41,462
Equipment	36,579
Intangibles	157,000
Goodwill	208,376
Total assets acquired	$443,417

Consideration:
819,672 Common Shares at $0.122 per share	$100,000
Deferred payments	343,417
Total consideration	$443,417

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments, payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the deferred payments. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to TMA’s existing and potential customers. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$60,000
Customer relationships	5	97,000
		$157,000

The results of operations of TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the year ended December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

Secured Note No.3

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $215,006) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note.

The Company accrued interest of $11,994 during the year ended December 31, 2015 (December 31, 2014: Nil) on the Secured Note No.3 which is included in accrued liabilities. On December 31, 2015, the Company fully settled the Secured Note No.3 and all accrued interest owing with the issuance of $227,000 of Convertible Debenture Units.

Convertible Debenture Units

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (the “Convertible Debenture Units”) for proceeds of $650,000. Each Convertible Debenture Unit consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.2”) and warrants exercisable for the purchase of 5,000 Common Shares of the Company (note 15). The Convertible Debentures No.2 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.2 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.2 at any time after six months from issuance and prior to the maturity date of January 31, 2018. Of the $650,000 Convertible Debentures No.2 issued, $276,000 were issued in settlement of loans from related parties (note 18), $10,000 were issued in settlement of related party consulting fees (note 18), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Credit Facility

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility is secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lender to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lender.

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

On April 24, 2015, the Company was advanced $89,590 (CAD $124,000) from the Credit Facility including $17,918 (CAD $24,800) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

On September 1, 2015, the Company was advanced $122,825 (CAD $170,000) from the Credit Facility including $24,565 (CAD $34,000) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the year ended December 31, 2015, the Company paid $30,670 (December 31, 2014: $25,363) of interest and standby fees as a result of the Credit Facility.

Satisfaction of Our Cash Obligations for the Next 12 Months

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, at December 31, 2015, the Company has an accumulated deficit of $8,750,688 and a working capital deficiency of $2,802,565 as well as negative cash flows from operating activities of $890,890 for the year ended December 31, 2015. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Inflation

The Company does not believe that inflation has had a material effect on its business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

Material Commitments

a)	Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately CAD $799 per month. The lease expires on April 30, 2016. Minimum annual lease payments in CAD are as follows:

2016	$3,196
$3,196

b)	Premises Lease

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2016	$56,110
2017	56,110
$112,220

c)	Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On January 6, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2016, the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction.

d)	Employment Agreements

Pursuant to certain employment agreements with the Company’s management, the Company has agreed to pay termination amounts in the first year of up to twelve months of annual entitlements under such agreements, less any amounts paid during the first year, ending on December 1, 2016.

Financial Transactions

On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”) with a related party, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $225,000 on or before February 15, 2014, bearing interest at a rate of 6% per annum. On February 14, 2014, the Company repaid all amounts due under the Credit Note.

On November 21, 2012, the Company completed a business combination transaction (the “Merger”), pursuant to which it acquired all of the issued and outstanding common shares of Snoke Distribution Canada Ltd. (“Snoke Distribution”) in exchange for issuing 29,766,667 of its Common Shares to the former shareholders of Snoke Distribution. Upon the completion of the Merger, Snoke Distribution became a wholly-owned subsidiary of the Company, its senior management became the entire senior management of the Company and the Company began to focus exclusively on its current business.

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

Charlie’s Club, Inc. (“Charlie’s Club”) was incorporated on November 15, 2013 under the laws of the State of Florida. Charlie’s Club is a wholly-owned subsidiary of the Company.

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

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum. The Secured Note is secured by a general security agreement over the assets of the Company. On December 30, 2015, the Secured Note maturity date was extended until July 1, 2017.

On February 14, 2014, the Company repaid all amounts due under the Credit Note, as described in the second paragraph of this section, above.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of E-cigarettes in Ireland. The Company issued to the sellers 500,000 Common Shares valued at a price of $0.11 per Common Share and warrants for the purchase of 1,000,000 Common Shares of the Company. The warrants were to vest upon DML achieving cumulative E-cigarette sales revenues of over $1,500,000 beginning on the closing date and exercisable over three years with an exercise price of $0.25 per Common Share. No value has been assigned to the warrants as there is 0% probability of achieving the vesting provision. The Company issued the 500,000 Common Shares to the sellers on June 2, 2014. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation.

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

On May 30, 2014, the Company issued 10,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $1,000 in advertising production costs owed to a related party.

On May 30, 2014, the Company issued 92,500 Common Shares at a price of $0.19 per Common Share, as a settlement of $17,500 in consulting fees owed to an unrelated party.

On June 2, 2014, the Company issued 55,000 Common Shares at a price of $0.25 per Common Share, as a settlement of $13,750 in consulting fees owed to an unrelated party.

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. On December 30, 2015, the Secured Note No.2 maturity date was extended until July 1, 2017.

On July 25, 2014, the Company issued and sold, on a private placement basis, 1,401,333 Common Shares at a price of $0.15 per Common Share, for aggregate gross proceeds of $210,200. On July 25, 2014 and in connection to the private placement, the Company issued warrants for the purchase of 10,640 Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

On July 29, 2014, the Company issued 300,000 Common Shares at a price of $0.18 per Common Share, as a prepayment of $54,000 in consulting fees, to an unrelated party.

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The agent who arranged the Credit Facility was not a related party of the Company. The Credit Facility bears interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015, whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014 and in connection to the Credit Facility, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. On January 18, 2016, the Company extended the expiration date of the warrants to December 31, 2017, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility is secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lender to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lender. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued in connection with the Credit Facility and both parties have been appropriately abstained from voting on the Board of Directors to approve the Credit Facility, where applicable. On January 18, 2016 and in connection to the Term Loan, the Company and the Lender entered into a loan termination agreement (the “Loan Termination Agreement”) whereby the Company and the Lender terminated and retired the Credit Facility.

On August 15, 2014, the Company issued 10,919 Common Shares at a price of $0.15 per Common Share, as a settlement of $1,638 of shareholder loans.

Gilla Operations Worldwide Limited (“Gilla Worldwide”) was incorporated on August 25, 2014 under the laws of Ireland. Gilla Worldwide is a wholly-owned subsidiary of the Company.

Gilla Franchises, LLC (“Gilla Franchises”) was incorporated on September 8, 2014 under the laws of the State of Florida. Gilla Franchises is a wholly-owned subsidiary of the Company.

Legion of Vape, LLC (“Legion of Vape”), formerly Gilla Biscayne, LLC, was incorporated on September 8, 2014 under the laws of the State of Florida. Legion of Vape is a wholly-owned subsidiary of Gilla Franchises.

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

On November 10, 2014, the Company entered into an amendment with a shareholder (the “Secured Note Amendment”), whereby both parties agreed to extend the maturity date of both the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, to January 1, 2016, with all other terms of the respective notes remaining the same. On November 10, 2014 and in connection to the Secured Note Amendment, the Company issued warrants for the purchase of 250,000 Common Shares of the Company at an exercise price of $0.20 per Common Share, such warrants expiring on January 1, 2016.

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

On January 30, 2015, the Company entered into a supply and distribution agreement with an e-cigarette company distributing primarily to the United Kingdom, whereby the Company is to supply white label products for the clients existing brand. In connection with this agreement, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share.

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

On May 29, 2015, the Company entered into a commission agreement with a sales agent, whereby the agent is to assist the Company generate sales though Gilla Worldwide. In connection with this agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over two years. The warrants vest in four tranches of 250,000 purchase warrants each. The first tranche has an exercise price of $0.40 per Common Share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per Common Share and will vest upon the agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per Common Share and will vest upon the agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per Common Share and will vest upon the agent delivering $1,500,001 in sales revenue to Gilla Worldwide.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No. 3 is secured by the general security agreement issued with the Secured Note. In connection to the Secured Note No.3, the Company issued warrants for the purchase of 500,000 Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share. On December 31, 2015, the Company fully settled the Secured Note No.3 through the issuance of $227,000 in Convertible Debenture Units.

On June 30, 2015, the Company issued 408,597 Common Shares at a price of $0.15 per Common Share, as a settlement of $61,290 in marketing costs owed to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share.

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc. (formerly, E Liquid Wholesale, Inc.) (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement (the “SPA”), dated June 25, 2015, the total purchase price was $1,125,000 payable to the vendors of E Vapor Labs as (i) $225,000 in cash on closing and (ii) $900,000 in promissory notes (together, the “Promissory Notes”) issued on the closing. The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in common stock of the Company, calculated using the five day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the SPA.

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid subscription based online retailer. Pursuant to the share purchase agreement, dated July 14, 2015, the Company issued 500,000 Common Shares valued at $0.17 per Common Share and warrants for the purchase of 500,000 Common Shares of the Company exercisable over eighteen months with an exercise price of $0.20 per Common Share.

On July 15, 2015, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $105,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On August 17, 2015, the Company issued 1,500,000 Common Shares at a price of $0.07 per Common Share, as a result of this election received on July 15, 2015 to convert $105,000 of the Convertible Debentures.

On July 15, 2015, the Company settled $20,194 in interest payable to a holder of the Convertible Debentures and issued 201,945 Common Shares and warrants for the purchase of 201,945 Common Shares of the Company exercisable over twelve months with an exercise price of $0.20 per Common Share, at a price of $0.10 per unit. Such Common Shares were issued on August 17, 2015 at a fair value of $0.11 per Common Share.

On July 31, 2015, the Company issued 60,000 Common Shares at a price of $0.19 per Common Share, as a settlement of $11,400 in consulting fees owed to unrelated parties

On September 1, 2015, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $20,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. On September 1, 2015, the Company issued 285,714 Common Shares at a price of $0.07 per Common Share, as a result of this election received on September 1, 2015 to convert $20,000 of the Convertible Debentures.

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

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “CV Brands”). Pursuant to the purchase agreement, dated October 21, 2015, the Company (i) issued to the vendor 1,000,000 Common Shares of the Company valued at $0.15 per Common Share for a total value of $150,000; (ii) paid cash consideration equal to 901 Vaping’s inventory and equipment of $23,207; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the CV Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of 901 Vaping.

On November 2, 2015, the Company issued 211,389 Common Shares at a price of $0.118 per Common Share, as a settlement of $25,000 in consulting fees owed unrelated parties. These Common Shares had a fair value of $0.15 per Common Share.

On November 6, 2015, the Company issued and sold, on a private placement basis, a unit consisting of 725,428 Common Shares and warrants for the purchase of 725,428 Common Shares of the Company exercisable over twelve months with an exercise price of $0.20 per Common Share, at a price of $0.10 per unit, for aggregate proceeds of $72,543, of which $22,543 was received in cash and $50,000 as a settlement of related party loans. Such Common Shares were issued on November 10, 2015.

Gilla Europe Kft. (“Gilla Europe”) was incorporated on November 23, 2015 under the laws of Hungary. Gilla Europe is a wholly-owned subsidiary of Gilla Enterprises and, since its incorporation, has been the primary operating subsidiary of the Company in Europe.

On December 2, 2015, the Company closed the acquisition of all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands (the “TMA Brands”), pursuant to an asset purchase agreement dated November 30, 2015. The total purchase price for the assets was $500,000 including the issuance of (i) 819,672 Common Shares valued at $0.122 per Common Share for a total value of $100,000; (ii) $400,000 in cash payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the TMA Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of TMA.

On December 7, 2015, the Company issued 100,000 Common Shares at a price of $0.10 per Common Share, as a settlement of $10,000 in prepaid consulting fees to an unrelated party. These Common Shares had a fair value of $0.11 per Common Share.

On December 30, 2015, the Company entered into an amendment with a shareholder (the “Secured Note Amendment No.2”), whereby both parties agreed to extend the maturity date of both the Secured Note, dated February 13, 2014, and the Secured Note No.2, dated July 15, 2014, to July 1, 2017, with all other terms of the respective notes remaining the same. The Secured Note Amendment No.2 also granted the shareholder an early right to repay both the Secured Note and the Secured Note No.2 if the Company were to complete a raise through a senior debt facility greater than or equal to two million dollars ($2,000,000) prior to the repayment dates of each of the respective notes. On December 30, 2015 and in connection to the Secured Note Amendment No.2, the Company issued warrants for the purchase of 250,000 Common Shares at an exercise price of $0.20 per Common Share, such warrants expiring on July 1, 2017.

On December 31, 2015, the Company closed the first issuances of unsecured subordinated convertible debenture units (the “Convertible Debenture Units”), each Convertible Debenture Unit consisting of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.2”) and warrants exercisable for the purchase of 5,000 Common Shares of the Company. On December 31, 2015, the Company issued $650,000 of Convertible Debenture Units which included warrants for the purchase of 3,250,000 Common Shares of the Company. The Convertible Debentures No.2 mature on January 31, 2018, bear interest at a rate of 8% per annum, payable quarterly in arrears, and are convertible at the option of the holder into Common Shares at a conversion price of $0.10 per Common Share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.2 at anytime after six months following the issuance date and prior to the maturity date. Each full warrant issued in the Convertible Debenture Unit entitles the holder to purchase one Common Share of the Company exercisable over twenty-four months with an exercise price of $0.20 per Common Share. The proceeds of the Convertible Debenture Units were used for capital expenditures, marketing expenditures and working capital.

On December 31, 2015, the Company agreed to issue 151,745 Common Shares at a price of $0.132 per Common Share, as a settlement of $20,000 in consulting fees owed to unrelated parties. These Common Shares remain unissued and are included as shares to be issued as at December 31, 2015 (note 16).

Subsequent Events

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lender in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lender if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued or warrants extended in connection with the Term Loan and both parties have been appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

On January 18, 2016, the Company and the Lender entered into a Loan Termination Agreement and the Credit Facility was terminated and retired as described above in this section.

On January 25, 2016, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $23,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. These Common Shares remain unissued.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares remain unissued.

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On February 22, 2016, Curtis R. (“Austin”) Hopper was appointed as Chief Marketing Officer of the Company. The services of Mr. Hopper, as the Company’s Chief Marketing Officer, are provided to the Company in accordance with the terms of a consulting agreement, effective February 18, 2016, whereby the Company agreed to pay Mr. Hopper $12,500 per month and issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Loan would be made available to the Company in two equal tranches of CAD $335,000 with the first tranche (“Loan Tranche A”) available on the closing date and the second tranche (“Loan Tranche B”) available to the Company at the option of the shareholder on or before May 2, 2016. The Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, if made available to the Company, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Loan is secured by a general security agreement over the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable until March 2, 2018 with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B, if made available to the Company prior to May 2, 2016. On March 3, 2016, The Company closed Loan Tranche A and 500,000 of the purchase warrants became fully vested and exercisable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILLA INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firms	F-3 to F-4

Consolidated Balance Sheets as at December 31, 2015 and 2014	F-5

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014	F-6

Consolidated Statement of Changes in Stockholders’ Deficiency for the years ended December 31, 2015 and 2014	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-9

Notes to Consolidated Financial Statements	F-10 to F-35

Report of the Independent Registered Public Accounting Firm

To the Stockholders of Gilla Inc.

We have audited the accompanying consolidated balance sheet of Gilla Inc. (the “Company”) as at December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

 /s/ MNP LLP

April 5, 2016 Toronto, Ontario	Chartered Professional Accountants Licensed Public Accountants

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

Gilla Inc.
Consolidated Balance Sheets
As at December 31, 2015 and 2014
(Amounts expressed in US Dollars)

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$81,696	$496,724
Trade receivables (net of allowance for doubtful accounts $20,370)	45,534	37,125
Inventory (note 7)	154,700	78,901
Other current assets	322,326	378,548
Total current assets	604,256	991,298
Long term assets
Property and equipment (note 8)	150,349	1,864
Website development (note 9)	9,083	93,323
Intangibles (note 4 and 9)	215,283	-
Goodwill (note 4)	1,252,084	-
Total long term assets	1,626,799	95,187

Total assets	$2,231,055	$1,086,485
LIABILITIES
Current liabilities
Accounts payable	$687,767	$309,139
Accrued liabilities (note 10)	251,517	69,017
Accrued interest - related parties (note 18)	131,755	39,279
Customer deposits	372,500	-
Loans from shareholders (note 10)	27,528	34,739
Due to related parties (note 18)	996,939	1,144,789
Promissory notes (note 4)	495,193	-
Amounts owing on acquisitions (note 4)	150,549	-
Convertible debentures (note 13)	80,658	-
Credit facility (note 11)	212,415	387,110
Total current liabilities	3,406,821	1,984,073

Long term liabilities
Loans from shareholders (note 10)	461,250	531,000
Due to related parties (note 18)	662,140	100,000
Amounts owing on acquisitions (note 4)	196,127	-
Promissory notes (note 4)	267,857	-
Convertible debentures (note 13)	6,500	24,828
Total long term liabilities	1,593,874	655,828

Total liabilities	5,000,695	2,639,901

Going concern (note 2)
Related party transactions (note 18)
Commitments and contingencies (note 19)
Subsequent events (note 23)
STOCKHOLDERS’ DEFICIENCY
Common stock (note 14)	$19,913	$18,542
Additional paid-in capital	5,581,585	3,998,482
Shares to be issued (note 16)	20,000	-
Accumulated deficit	(8,750,688)	(5,702,351)
Accumulated other comprehensive income	359,550	131,911
Total shareholders’ deficiency	(2,769,640)	(1,553,416)

Total liabilities and stockholders’ deficiency	$2,231,055	$1,086,485

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2015 and 2014
(Amounts expressed in US Dollars)

	2015	2014

Sales revenue	$1,163,096	$581,822
Cost of goods sold	908,887	490,720
Gross profit	254,209	91,102

Consulting revenue	-	26,213

Operating expenses
Administrative	1,983,114	1,472,196
Consulting fees - related parties (note 18)	605,180	628,956
Depreciation	20,986	2,783
Amortization	25,632	6,666
Loss on sale of fixed asset	-	654
Bad debt expense (note 4)	20,370	27,731
Loss on settlement of account receivable	24,582	-
Impairment of website	73,325	-
Impairment of inventory	75,964	101,458
Total operating expenses	2,829,153	2,240,444

Loss from operations	(2,574,944)	(2,123,129)

Other income (expenses):
Foreign exchange gain (loss)	155,519	(43,010)
Gain (loss) on loan receivable written off (note 5)	-	(65,850)
(Loss) Gain on settlement of debt	(4,431)	435
Gain on deconsolidation of subsidiary	-	126,867
Amortization of debt discount	(239,330)	(715,314)
Interest expense, net	(385,151)	(276,389)

Total other expenses	(473,393)	(973,261)

Net loss before income taxes	(3,048,337)	(3,096,390)
Income taxes (note 19)	-	-
Net loss	$(3,048,337)	$(3,096,390)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.03)	$(0.04)

Weighted average number of shares outstanding (basic and diluted)	95,008,270	73,140,380

Comprehensive loss:
Net loss	$(3,048,337)	$(3,096,390)

Foreign exchange translation adjustment	227,639	87,150

Comprehensive loss	$(2,820,698)	$(3,009,240)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2015 and 2014
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares to be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income (loss)	Deficiency
Balance, December 31, 2013	67,066,977	$13,413	$1,285,637	$37,500	$(2,605,961)	$44,761	$(1,224,650)
Common shares issued for settlement of consulting fees at $0.05	200,000	40	9,960	(10,000)	-	-	-
Common shares issued for cash at $0.035 per share	500,000	100	17,400	(17,500)	-	-	-
Common shares issued for settlement of consulting fees at $0.1426 per share	280,433	56	39,944	(10,000)	-	-	30,000
Common shares issued for settlement of consulting fees at $0.1293 per share	270,597	54	34,946	-	-	-	35,000
Common shares issued for settlement of advertising production costs at $0.10 per share	835,000	167	83,333	-	-	-	83,500
Common shares issued for settlement of related party advertising production costs at $0.10 per share	10,000	2	998	-	-	-	1,000
Common shares issued for settlement of consulting fees at $0.19 per share	92,500	19	17,481	-	-	-	17,500
Common shares issued for conversion of convertible debentures at $0.07 per share	714,286	143	49,857	-	-	-	50,000
Common shares issued for acquisition of subsidiary at $0.11 per share on June 2, 2014	500,000	100	54,900	-	-	-	55,000
Common shares issued for settlement of consulting fees at $0.25 per share on June 2, 2014	55,000	11	13,739	-	-	-	13,750
Common shares issued for cash at $0.15 per share on July 25, 2014	1,401,333	280	209,920	-	-	-	210,200
Common shares issued for settlement of consulting fees at $0.18 per share on July 29, 2014	300,000	60	53,940	-	-	-	54,000
Common shares issued for settlement of a shareholder loan at $0.15 per share on August 15, 2014	10,919	2	1,636	-	-	-	1,638
Common shares issued for settlement of consulting fees at $0.15 per share on September 17, 2014	182,749	37	27,375	-	-	-	27,412
Common shares issued for cash at $0.15 per share on September 29, 2014	1,333,334	267	199,733	-	-	-	200,000
Common shares issued for settlement of consulting fees at $0.236 per share on September 30, 2014	63,559	13	14,987	-	-	-	15,000
Common shares issued for settlement of consulting fees at $0.16 per share on October 9, 2014	100,000	20	15,980	-	-	-	16,000
Common shares issued for conversion of convertible debentures at $0.07 per share on November 4, 2014	11,428,572	2,286	797,714	-	-	-	800,000
Common shares issued for settlement of interest payable on convertible debentures at $0.15 per share on November 4, 2014	523,726	105	78,454	-	-	-	78,559
Common shares issued for settlement of related party consulting fees at $0.15 per share on November 4, 2014	717,840	144	107,532	-	-	-	107,676
Common shares issued for conversion of convertible debentures at $0.07 per share on November 20, 2014	3,928,571	786	274,214	-	-	-	275,000
Common shares issued for settlement of interest payable to a shareholder at $0.15 per share on November 20, 2014	218,669	44	32,757	-	-	-	32,801
Common shares issued for settlement of interest payable to a shareholder on convertible debentures at $0.15 per share on November 20, 2014	173,953	35	26,058	-	-	-	26,093
Common shares issued for settlement of consulting fees at $0.15 per share on December 17, 2014	800,000	160	119,840	-	-	-	120,000
Common shares issued for settlement of related party consulting fees at $0.15 per share on December 31, 2014	500,000	100	74,900	-	-	-	75,000
Common shares issued for cash at $0.15 per share on December 31, 2014	490,000	98	73,402	-	-	-	73,500
Stock based compensation	-	-	103,845	-	-	-	103,845
Embedded conversion feature of convertible debentures	-	-	178,000	-	-	-	178,000
Foreign currency translation gain	-	-	-	-	-	87,150	87,150
Net loss	-	-	-	-	(3,096,390)	-	(3,096,390)
Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$-	$(5,702,351)	$131,911	$(1,553,416)

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$-	$(5,702,351)	$131,911	$(1,553,416)
Common shares issued for settlement of interest payable on convertible debentures at $0.15 per share	4,918	1	737	-	-	-	738
Common shares issued for settlement of interest payable on convertible debentures to a director of the Company at $0.15 per share	2,385	-	358	-	-	-	358
Common shares issued for conversion of convertible debentures at $0.07 per share	2,299,999	460	160,540	-	-	-	161,000
Common shares issued for conversion of convertible debentures to a director of the Company at $0.07 per share	228,572	45	15,955	-	-	-	16,000
Common shares issued for settlement of consulting fees at $0.11 per share	300,000	60	32,940	-	-	-	33,000
Common shares issued for settlement of marketing costs at $0.11 per share	408,597	82	44,864	-	-	-	44,946
Common shares issued for acquisition of subsidiary at $0.17	500,000	100	84,900	-	-	-	85,000
Warrants issued for acquisition of subsidiary	-	-	41,975	-	-	-	41,975
Common shares issued for settlement of consulting fees at $0.19 per share	60,000	12	11,388	-	-	-	11,400
Common shares issued for settlement of interest payable on convertible debentures at $0.11 per share	201,945	40	33,221	-	-	-	33,261
Common shares issued on acquisition of a business at $0.15 per share	1,000,000	200	149,800	-	-	-	150,000
Common shares issued for settlement of consulting fees at $0.15 per share	211,389	42	31,666	-	-	-	31,708
Common shares issued for settlement of related party loans at $0.10 per share	500,000	100	49,900	-	-	-	50,000
Common shares issued for cash at $0.10 per share	225,428	45	22,498	-	-	-	22,543
Common shares issued on acquisition of a business at $0.122 per share	819,672	164	99,836	-	-	-	100,000
Common shares issued for settlement of prepaid consulting fees at $0.11 per share	100,000	20	10,980	-	-	-	11,000
Shares to be issued for settlement of consulting fees	-	-	-	20,000	-	-	20,000
Stock based compensation	-	-	141,545	-	-	-	141,545
Warrants issued with convertible debentures	-	-	516,343	-	-	-	516,343
Embedded conversion feature of debenture	-	-	133,657	-	-	-	133,657
Foreign currency translation gain	-	-	-	-	-	227,639	227,639
Net loss	-	-	-	-	(3,048,337)	-	(3,048,337)
Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014
(Amounts Expressed in US Dollars)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,048,337)	$(3,096,390)
Items not requiring an outlay of cash
Depreciation	20,986	2,783
Amortization	25,632	6,666
Loss on loan receivable written-off	-	65,850
Stock based compensation	141,545	103,845
Loss on sale of fixed asset	-	654
Bad debt expense	20,370	27,731
Amortization of debt discount	239,330	715,314
Loss (Gain) on settlement of debt	4,431	(435)
Interest on promissory notes	41,626	-
Impairment of inventory	75,964	101,458
Impairment of website	73,325	-
Gain on deconsolidation of subsidiary	-	(126,867)
Loss on settlement of account receivable	24,582	-
Common shares to be issued for services	20,000	-
Common shares issued for services	79,400	185,750
Changes in operating assets and liabilities
Trade receivable	(7,779)	40,550
Funds held in trust	-	20,000
Other current assets	72,833	(177,427)
Inventory	(27,326)	(30,413)
Accounts payable	286,161	380,509
Accrued liabilities	182,500	66,143
Customer deposits	372,500	-
Due to related parties	418,891	438,641
Accrued interest-related parties	92,476	(39,380)
Net cash used in operating activities	(890,890)	(1,315,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(2,245)	2,281
Acquisition of businesses	(248,207)	-
Website development	-	(57,200)
Net cash used in investing activities	(250,452)	(54,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from acquisitions of subsidiaries	28,323	8,812
Proceeds from credit facility	212,415	-
Repayments to credit facility	(324,463)	387,110
Loans to subsidiary prior to acquisition	(25,000)	(109,978)
Shareholder loans received	230,189	-
Shareholder loans paid	(5,687)	546,131
Proceeds from related parties	873,633	-
Repayments to related parties	(496,665)	255,624
Repayment of related party note payable	-	(225,000)
Proceeds from sale of convertible debentures	117,000	80,000
Proceeds from issuance of common stock	22,541	483,700
Net cash provided by financing activities	632,286	1,426,399
Effect of exchange rate changes on cash	94,028	84,402
Net increase in cash	(415,028)	140,864
Cash at beginning of year	496,724	355,860
Cash at end of year	$81,696	$496,724
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$40,058	$165,437
Cash paid for income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of related party and shareholder loans	$50,000	$1,638
Common stock issued for payment of consulting fees payable to related parties	$-	$182,676
Common stock issued for settlement of interest payable	$34,356	$137,453
Common stock issued for settlement of consulting and marketing fees payable	$132,054	$348,662
Debentures issued for settlement of related party and shareholder loans	$503,000	$53,000
Debentures issued for payment of consulting fees payable to related parties	$10,000	$-
Debentures issued for settlement of consulting and marketing fees payable	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements

  Gilla Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
 (Amounts expressed in US Dollars)

1. NATURE OF OPERATIONS

Gilla Inc. (“Gilla”, the “Company” or the “Registrant”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc.

On February 28, 2014, the Company closed the acquisition of all of the issued and outstanding shares of Drinan Marketing Limited (“DML”), a private limited company engaged in the sales and distribution of electronic cigarettes in Ireland. The Company issued to the sellers 500,000 Common Shares valued at $0.11 per share and warrants for the purchase of 1,000,000 Common Shares of the Company. On October 6, 2014, the Company appointed liquidators for the purpose of winding up DML by way of a voluntary liquidation (note 17).

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc. (formerly, E Liquid Wholesale, Inc.) (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to the share purchase agreement, dated June 25, 2015, the Company paid a total purchase price of $1,125,000 payable as (i) $225,000 in cash on closing and (ii) $900,000 in unsecured promissory notes issued on closing, such promissory notes issued in three equal tranches of $300,000 due four, nine and eighteen months respectfully from the closing date.

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

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “CV Brands”). Pursuant to the asset purchase agreement, dated October 21, 2015, the Company (i) issued to the vendor 1,000,000 Common Shares of the Company valued at $0.15 per share for a total value of $150,000; (ii) paid cash consideration equal to 901 Vaping’s inventory and equipment of $23,207; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the CV Brands commencing on the closing date up to a maximum of 25% of the gross profit stream.

On December 2, 2015, the Company closed the acquisition of all of the assets of The Mad Alchemist, LLC ( “TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands (the “TMA Brands”), pursuant to an asset purchase agreement dated November 30, 2015. The total purchase price for the assets was $500,000 including the issuance of (i) 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; (ii) $400,000 in cash payable in 10 equal payments of $20,000 in cash and $20,000 in Common Shares every 3 months following the closing date; and (iii) agreed to a quarterly-earn out based on the gross profit stream derived from product sales of the TMA Brands commencing on the closing date up to a maximum of 25% of the gross profit stream.

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation of smoking. Gilla’s product portfolio includes Craft Vapes, Craft Clouds, Vape Warriors, Miss Pennysworth’s Elixirs, The Mad Alchemist, Replicant and Coil Glaze E-liquid brands.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, at December 31, 2015, the Company has an accumulated deficit of $8,750,688 and a working capital deficiency of $2,802,565 as well as negative cash flows from operating activities of $890,890 for the year ended December 31, 2015. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

(b)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc. and its wholly owned subsidiary Gilla Europe Kft.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC.; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these consolidated financial statements.

(c)	Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company’s Hungarian subsidiary maintains its books in the Hungarian Forint (HUF) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders' equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(d)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at December 31, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(f)	Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposit, promissory notes, convertible debentures, loans from shareholders and credit facility. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Cash and cash equivalents is reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

(g)	Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the years ended December 31, 2015 and 2014, the Company expensed $90,800 (December 31, 2014: $45,400) in production costs. During the year ended December 31, 2015, the Company expensed $159,125 (December 31, 2014: $314,001) as corporate promotions, these amounts have been recorded as administrative expense.

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

(i)	Property and Equipment

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

The estimated useful lives of the respective assets are as follows:

●	Furniture and equipment	3 years
●	Computer hardware	3 years
●	Manufacturing equipment	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

(f)	Inventory

Inventory consists of finished E-liquid bottles, E-liquid components, bottles, E-cigarettes and accessories as well as related packaging. Inventory is stated at the lower of cost as determined by the first-in, first-out (FIFO) cost method, or market value. The Company measures inventory write-downs as the difference between the cost of inventory and market value. At the point of any inventory write-downs to market, the Company establishes a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

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

(g)	Shipping and Handling Costs

The Company does not record shipping income. When the Company charges its customers a cost associated with shipping and handling it records that cost in administrative expenses as an offset to the Company’s shipping expense.

(h)	Income Taxes

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

(i)	Impairment of Long Lived Assets

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

(n)	Goodwill

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

(o)	Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

(p)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives and impairment of property and equipment, impairment of goodwill, accruals, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(q)	Website Development Costs

Under the provisions of FASB-ASC Topic 350, the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs are amortized over the estimated useful life of the website which the Company considers to be five years. Ongoing website post-implementation cost of operations, including training and application, will be expensed as incurred.

(r)	Convertible Debt Instruments

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

(s)	Warrants

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

(t)	Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged.

(u)	Intangible Assets

On acquisition, intangible assets, other than goodwill, are initially recorded at their fair value. Following initial recognition, intangible assets with a finite life are amortized on a straight line basis over their useful life. Useful lives are assessed at year end.

The following useful lives are used in the calculation of amortization:

Brands	5 years
Customer relationships	5 years

(v)	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year, and thus, the new standard will be effective for us beginning on February 1, 2018 with early adoption permitted on or after February 1, 2017. This standard may be adopted using either the full or modified retrospective methods. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. Management of the Company does not expect the adoption of ASU 2014-15 to have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

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

Assets acquired:
Cash	$22,942
Receivables	48,356
Other current assets	21,195
Inventory	122,309
Fixed assets	118,867
Unallocated purchase price	847,265
Total assets acquired	$1,180,934

Liabilities assumed:
Accounts payable	$206,252
Loan payable	25,000
Total liabilities assumed	$231,252

Consideration:
Cash	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101
Total consideration	$949,682

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and $900,000 in unsecured promissory notes issued on the closing (collectively, the “Promissory Notes”). The Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from the closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one third (1/3) of each tranche of the Promissory Notes can be repaid in Common Shares of the Company, calculated using the 5 day weighted average closing market price of the Company prior to the maturity of the Promissory Notes. The Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

As at December 31, 2015, the Company has adjusted the Promissory Notes A for the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts.

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

The Company is not able to complete the purchase price allocation as the Company has disputed the consideration amount and is currently undergoing negotiations (note 20).

The results of operations of E Vapor Labs have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and E Vapor Labs as if the companies had been combined as of January 1, 2014. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	December 31, 2015	December 31, 2014
Pro forma revenue	$1,679,867	$2,937,623
Pro forma loss from operations	$(2,738,649)	$(1,478,631)
Pro forma net loss	$(3,216,321)	$(2,451,892)

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

Assets acquired:
Cash	$5,381
Website	10,000
Inventory	2,150
Goodwill	109,444
Total assets acquired	$126,975

Total liabilities assumed	$-

Consideration:
500,000 Common Shares at $0.17 per share	$85,000
500,000 warrants	41,975
Total consideration	$126,975

The warrants are exercisable over eighteen (18) months with an exercise price of $0.20 per Common Share.

The goodwill is attributable to business acumen and access to key E-liquid brands that the Company may leverage for further acquisitions.

The results of operations of VaporLiq have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from VaporLiq were not material for the year ended December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

(c) On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping, an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$11,335
Equipment	11,872
Intangibles	63,000
Goodwill	87,000
Total assets acquired	$173,207

Consideration:
Cash	$23,207
1,000,000 Common Shares at $0.15 per share	150,000
Total consideration	$173,207

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to 901 Vaping’s existing and potential customers. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$30,000
Customer relationships	5	33,000
		$63,000

The results of operations of 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the year ended December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

(d) On December 2, 2015, the Company acquired all of the assets of TMA, an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$41,462
Equipment	36,579
Intangibles	157,000
Goodwill	208,376
Total assets acquired	$443,417

Consideration:
819,672 Common Shares at $0.122 per share	$100,000
Deferred payments	343,417
Total consideration	$443,417

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments, payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the deferred payments. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to TMA’s existing and potential customers. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$60,000
Customer relationships	5	97,000
		$157,000

The results of operations of TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the year ended December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

(e) On February 28, 2014, the Company closed the acquisition of all the issued and outstanding shares of DML, a private limited company organized under the laws of Ireland. DML is engaged in the sales and distribution of E-cigarettes in Ireland. The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$8,828
Receivables	112,460
Inventory	60,777
Loan receivable	84,936
Fixed, assets	3,826
Goodwill	167,538
Total assets acquired	$438,365

Liabilities assumed:
Accounts payable	$253,247
Loans payable	130,118
Total liabilities assumed	$383,365

Consideration:
500,000 Common Shares at $0.11 per share	$55,000
Total consideration	$55,000

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

On October 6, 2014, the Company’s wholly owned subsidiary DML held a meeting of DML’s creditors, whereby DML, with the approval of the Company as its sole shareholder, agreed that DML, by reason of its liabilities, be wound up by way of a voluntary liquidation (see note 17).

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

6. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2015	December 31, 2014
Vendor deposits	$175,700	$9,087
Prepaid expenses	88,274	363,663
Trade currency	45,000	-
Other receivables	13,352	5,798
	$322,326	$378,548

Other receivables include VAT receivable and holdback amounts related to the Company’s merchant services account.

7. INVENTORY

Inventory consists of the following:

	December 31, 2015	December 31, 2014
E-cigarettes and accessories	$-	$78,901
E-liquid bottles - finished goods	65,247	-
E-liquid components	57,988	-
Bottles and packaging	31,465	-
	$154,700	$78,901

During the year ended December 31, 2015, the Company wrote off $75,964 in obsolete E-cigarette inventory recorded in Charlie’s Club, an e-commerce website of the Company, and Gilla Operations, the Company’s primary operating subsidiary in the United States.

During the year ended December 31, 2014, the Company wrote off the full value of DML’s inventory in the amount of $60,301 as a result of DML’s liquidation and impaired the inventory located in Florida in the amount of $41,157 due to inventory obsolescence. During the year ended December 31, 2014, the Company recorded a total impairment of inventory of $101,458.

At December 31, 2015, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$4,286	$3,130	$1,156	$595
Computer hardware	12,133	6,608	5,525	1,269
Manufacturing equipment	182,843	39,175	143,668	-
	$199,262	$48,913	$150,349	$1,864

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $20,986 and $2,783 respectively. At December 31, 2015, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

9. INTANGIBLE ASSETS AND WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2015				December 31, 2014
	Cost	Accumulated Amortization	Impairment	Net	Net
Charlie’s Club website	$99,989	$26,664	$73,325	$-	$93,323
VaporLiq website	10,000	917	-	9,083	-
	$109,989	$27,581	$73,325	$9,083	$93,323

Amortization expense on website development for the years ended December 31, 2015 and 2014 amounted to $20,915 and $6,666 respectively. During the year ended December 31, 2015, the Company impaired the Charlie’s Club website as it was determined to be obsolete due to the shift in direction the Company has pursued from the sale of E-cigarettes to the manufacturing and sale of E-liquid.

The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020 it approximates $1,083.

Intangible assets consist of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Net
Brands	$90,000	$2,000	$88,000	$-
Customer relationships	130,000	2,717	127,283	-
	$220,000	$4,717	$215,283	$-

Amortization expense on intangible assets for the years ended December 31, 2015 and 2014 amounted to $4,717 and Nil respectively. The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $44,000 per year. For the year ending December 31, 2020 it approximates $39,283.

10. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	December 31, 2015	December 31, 2014
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	22,528	29,739
	$27,528	$34,739

During the year ended December 31, 2014, the Company repaid $17,370 of loans from shareholders consisting of $13,569 in principal and $3,801 in interest. The amount was repaid with $13,935 of cash and amounts of $3,435 were settled with the issuance of $3,000 of Convertible Debentures (note 13), resulting in a $435 gain on settlement of debt. The Company accrued interest of Nil during the year ended December 31, 2015 (December 31, 2014: $172) on this loan.

During the year ended December 31, 2015, the Company accrued interest of $6,327 on the above current shareholder loan (December 31, 2014: $1,064). Total accrued interest owing on the current shareholder loans at December 31, 2015 is $6,686 (December 31, 2014: $1,013) which is included in accrued liabilities.

On August 15, 2014, the Company settled CAD $1,500 (USD $1,378) of non-interest bearing shareholder loans with the issuance of 10,919 Common Shares of the Company resulting in a loss of $260.

The Company has outstanding long term loans from shareholders as follows:

	December 31, 2015	December 31, 2014
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017	$361,250	$431,000
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017	100,000	100,000
	$461,250	$531,000

On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $361,250) (December 31, 2014: CAD $500,000; USD $431,000) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2017.

The Company accrued interest of $40,412 during the year ended December 31, 2015 (December 31, 2014: $43,017) on the Secured Note. During the year ended December 31, 2014, the Company settled $30,690 in interest on the Secured Note with the issuance of Common Shares. Accrued interest owing on the Secured Note at December 31, 2015 is $47,617 (December 31, 2014: $12,964) which is included in accrued liabilities.

On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2017.

The Company accrued interest of $10,738 during the year ended December 31, 2015 (December 31, 2014: $4,662) on the Secured Note No.2. During the year ended December 31, 2014, the Company settled $2,111 in interest on the Secured Note No.2 with the issuance of Common Shares. Accrued interest owing on the Secured Note No.2 at December 31, 2015 is $13,289 (December 31, 2014: $2,551) which is included in accrued liabilities.

On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $215,006) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note.

The Company accrued interest of $11,994 during the year ended December 31, 2015 (December 31, 2014: Nil) on the Secured Note No.3 which is included in accrued liabilities. On December 31, 2015, the Company fully settled the Secured Note No.3 and all accrued interest owing with the issuance of $227,000 of Convertible Debenture Units.

11. CREDIT FACILITY

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility is secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lender to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lender.

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

On April 24, 2015, the Company was advanced $89,590 (CAD $124,000) from the Credit Facility including $17,918 (CAD $24,800) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

On September 1, 2015, the Company was advanced $122,825 (CAD $170,000) from the Credit Facility including $24,565 (CAD $34,000) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the year ended December 31, 2015, the Company paid $30,670 (December 31, 2014: $25,363) of interest and standby fees as a result of the Credit Facility.

12. NOTE PAYABLE - RELATED PARTY

On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest at a rate of 6% per annum payable at the maturity date. The Credit Note could be repaid, in whole or in part, without penalty with five days prior written notice. If the Credit Note was not repaid in full subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest could be converted into Common Shares at a conversion price of the lower of $0.01 per share or the average of the bid prices for the Common Shares of the Company for the 15 trading days prior to the notice of conversion.

On February 14, 2014, the Company repaid all amounts due under the Credit Note.

During the years ended December 31, 2015 and 2014, the Company accrued Nil and $1,638 of interest on the Credit Note, respectively.

13. CONVERTIBLE DEBENTURES

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of unsecured subordinated convertible debentures (the “Convertible Debentures”), respectively. The Convertible Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Convertible Debentures are convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Convertible Debentures issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders (note 10) and $50,000 were issued in settlement of loans from related parties (note 18).

As at December 31, 2013, the Company received $45,000 in advance for Convertible Debentures not yet issued. Of this amount $25,000 was received by the Company in cash and $20,000 was collected by the Company’s lawyer and held in trust. The Company received the funds held in trust on February 21, 2014. These Debentures were issued February 11, 2014.

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (the “Convertible Debenture Units”) for proceeds of $650,000. Each Convertible Debenture Unit consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.2”) and warrants exercisable for the purchase of 5,000 Common Shares of the Company (note 15). The Convertible Debentures No.2 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.2 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.2 at any time after six months from issuance and prior to the maturity date of January 31, 2018. Of the $650,000 Convertible Debentures No.2 issued, $276,000 were issued in settlement of loans from related parties (note 18), $10,000 were issued in settlement of related party consulting fees (note 18), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders (note 10).

The Company evaluated the terms and conditions of the Convertible Debentures and Convertible Debentures No.2 under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Convertible Debentures and Convertible Debentures No.2 were issued as an exchange of nonconvertible instruments at the nonconvertible instruments maturity date, the guidance of ASC 470-20-30-19 & 20 was applied. The fair value of the newly issued Convertible Debentures was equal to the redemption amounts owed at the maturity date of the original instruments. Therefore there was no gain or loss on extinguishment of debt recorded. After the exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2015, the Company recorded interest expense in the amount of $232,830 (December 31, 2014: $715,314) related to debt discount which includes $124,807 related to the conversion of convertible debentures in the aggregate amount of $177,000.

For the face value $650,000 Debenture Units, the relative fair value of the warrants included in the Debenture Units of $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.2 was calculated to be $362,243. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2015, the Company recorded interest expense in the amount of $6,500 (December 31, 2014: Nil) related to debt discount.

The Company received forms of election whereby holders of the Convertible Debentures elected to convert into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures. As at December 31, 2015, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Convertible Debentures Converted	Number of Common Shares Issued
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

At December 31, 2015, $98,000 of the Convertible Debentures had not been converted. On January 25, 2016, the Company received a form of election to convert $23,000 of Convertible Debentures, such Common Shares remain unissued. On March 10, 2016, the Company settled $25,000 in principal of the outstanding Convertible Debentures (note 23). The Company is currently in default on the remaining $50,000 of the Convertible Debentures that matured as of January 31, 2016.

During the year ended December 31, 2015, the Company recorded interest expense in the amount of $21,845 (December 31, 2014: $136,471) on the Convertible Debentures.

On March 9, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $1,096 with the issuance of Common Shares at $0.15 per share, of which, $358 of interest payable on the Convertible Debentures was settled with a Director of the Company (note 18).

On July 15, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $20,194 with the issuance of Common Shares and warrants having a combined value of $33,261.

14. COMMON STOCK

Authorized: 300,000,000 Common Shares of $0.0002 par value (the “Common Shares”)

Issued and Outstanding:

	December 31, 2015	December 31, 2014
Common Shares 99,560,923 (2014: 92,698,018)	$19,913	$18,542

During the year ended December 31, 2015, the Company:

●
Issued 100,000 Common Shares at a fair value of $0.11 per share for settlement of $10,000 in prepaid consulting fees to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $11,000. The balance of $1,000 has been recorded as a loss on settlement of debt in the statement of operations and comprehensive loss;

●	Issued 819,672 Common Shares at $0.122 per share for a total value of $100,000 in part consideration for an acquisition of a business;
●	Issued 225,428 Common Shares at $0.10 per share for cash proceeds of $22,543;
●	Issued 500,000 Common Shares at $0.10 per share for settlement of $50,000 of related party loans;
●
Issued 211,389 Common Shares at a fair value of $0.15 per share for settlement of $25,000 in consulting fees to unrelated parties. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $31,708. The balance of $6,708 has been recorded as a loss on settlement of debt in the statement of operations and comprehensive loss;

●	Issued 1,000,000 Common Shares of the Company valued at $0.15 per share for a total value of $150,000 in part consideration for an acquisition of a business;
●
Issued 201,945 Common Shares at a fair value of $0.11 per share for settlement of $20,194 in interest payable on a Convertible Debenture to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $33,261 and includes the value of the warrants issued. The balance of $13,067 has been recorded as a loss on settlement of debt in the statement of operations and comprehensive loss;

●	Issued 60,000 Common Shares at $0.19 per share for settlement of $11,400 in consulting fees to an unrelated party;
●	Issued 500,000 Common Shares at $0.17 per share for consideration paid in the amount of $85,000 for the acquisition of a subsidiary;
●	Issued 4,918 Common Shares at $0.15 per share for settlement of $738 in interest payable on Convertible Debentures to unrelated parties;
●	Issued 2,385 Common Shares at $0.15 per share for settlement of $358 in interest payable on Convertible Debentures to a Director of the Company;
●	Issued 2,299,999 Common Shares at $0.07 per share as a result of the conversion of $161,000 of Convertible Debentures;
●	Issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures;
●	Issued 300,000 Common Shares at $0.11 per share as compensation for $33,000 in consulting fees to an unrelated party; and
●
Issued 408,597 Common Shares valued at a fair value of $0.11 per share for settlement of $61,290 in marketing costs owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $44,946. The balance of $16,344 has been recorded as a gain on settlement of debt in the statement of operations and comprehensive loss.

During the year ended December 31, 2014, the Company:

●	Issued 200,000 Common Shares for settlement of $10,000 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.035 per share for cash proceeds of $17,500;
●	Issued 280,433 Common Shares valued at $0.1426 per share for settlement of $40,000 in consulting fees owing to an unrelated party;
●	Issued 270,597 Common Shares valued at $0.1293 per share for settlement of $35,000 in consulting fees owing to an unrelated party;
●	Issued 835,000 Common Shares valued at $0.10 per share for settlement of $83,500 owing as a result of the production costs of advertising;
●	Issued 10,000 Common Shares valued at $0.10 per share for settlement of $1,000 owing to a related party as a result of the production costs of advertising;
●	Issued 92,500 Common Shares valued at $0.19 per share for settlement of $17,500 in consulting fees owing to an unrelated party;
●	Issued 500,000 Common Shares valued at $0.11 per share for the acquisition of Drinan Marketing Ltd.;
●	Issued 55,000 Common Shares valued at $0.25 per share for settlement of $13,750 in consulting fees owing to an unrelated party;
●	Issued 2,734,667 Common Shares valued at $0.15 per share for cash proceeds of $410,200;
●	Issued 300,000 Common Shares valued at $0.18 per share as a prepayment of $54,000 in consulting fees to an unrelated party;
●	Issued 10,919 Common Shares valued at $0.15 per share for settlement of $1,638 of shareholder loans;
●	Issued 182,749 Common Shares valued at $0.15 per share for settlement at $27,412 in consulting fees owing to an unrelated party;
●	Issued 63,559 Common Shares at $0.236 per share as compensation for $15,000 in consulting fees to an unrelated party;
●	Issued 100,000 Common Shares at $0.16 per share as compensation for $16,000 in consulting fees to an unrelated party;
●	Issued 10,357,143 Common Shares at $0.07 per share as a result of the conversion of $725,000 of Convertible Debentures;
●	Issued 5,714,286 Common Shares at $0.07 per share to related parties as a result of the conversion of $400,000 of Convertible Debentures;
●	Issued 638,978 Common Shares at $0.15 per share for settlement of $95,847 in interest payable to unrelated parties;
●	Issued 277,370 Common Shares at $0.15 per share for settlement of $41,606 in interest payable to related parties;
●	Issued 717,840 Common Shares at $0.15 per share for settlement of $107,676 in consulting fees payable to related parties;
●	Issued 800,000 Common Shares at a fair value of $0.15 per share as compensation for consulting fees to an unrelated party in the amount of $120,000;
●	Issued 500,000 Common Shares at $0.15 per share for settlement of $75,000 in consulting fees to a related party; and
●	Issued 490,000 Common Shares at $0.15 per share for cash proceeds of $73,500.

15. WARRANTS

The following schedule summarizes the outstanding warrants:

	December 31, 2015			December 31, 2014
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	1,510,640	$0.25	1.87	-	$-	-
Issued	6,677,373	0.25	1.73	1,510,640	0.25	2.52
Expired	(10,640)	0.15	-	-	-	-
End of year	8,177,373	$0.25	1.39	1,510,640	$0.25	1.87

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

(b) On July 25, 2014, and in connection to a private placement, the Company issued 10,640 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share.

The fair value of these issued warrants of $2,615 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.29
Risk-free interest rate	0.32%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	247%
Dividend yield	Nil

The Company fully expensed the value of the warrants in stock based compensation which has been recorded as an administrative expense.

(c) On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 2 years with an exercise price of $0.30 per Common Share.

The fair value of these issued warrants of $59,240 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.24
Risk-free interest rate	0.69%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	357%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Credit Facility. During the year ended December 31, 2015, the Company expensed $34,557 in stock based compensation which has been recorded as an administrative expense.

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

The fair value of these issued warrants of $41,991 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.21
Risk-free interest rate	0.34%
Expected life	1.14 years
Estimated volatility in the market price of the Common Shares	237%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes. During the year ended December 31, 2015, the Company expensed $36,856 in stock based compensation which has been recorded as an administrative expense.

(e) On January 30, 2015, and in connection to a supply and distribution agreement, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 2 years with an exercise price of $0.30 per Common Share.

The fair value of these issued warrants of $38,719 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.16
Risk-free interest rate	0.71%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	320%
Dividend yield	Nil

The Company fully expensed the value of the warrants in stock based compensation which has been recorded as an administrative expense.

(f) On May 29, 2015, and in connection to a commission agreement, the Company issued 1,000,000 warrants to purchase Common Shares of the Company exercisable over 2 years. The warrants vest in 4 tranches of 250,000 warrants each. Tranche 1 has an exercise price of $0.40 and vested upon execution of the agreement. Tranche 2 has an exercise price of $0.50 and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. Tranche 3 has an exercise price of $0.60 and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. Tranche 4 has an exercise price of $0.70 and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide.

The fair value of these issued warrants of $140,185 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.85%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	298%
Dividend yield	Nil

The Company booked the value of the vested warrants in the amount of $35,362 as prepaid to be expensed over the life of the commission agreement. During the year ended December 31, 2015, the Company expensed $10,314 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed during the year ended December 31, 2015 as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(g) On June 29, 2015, and in connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over 1 year with an exercise price of $0.15 per Common Share.

The fair value of these issued warrants of $40,643 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.14
Risk-free interest rate	0.51%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	166%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Note No. 3. During the year ended December 31, 2015, the Company expensed $40,643 in stock based compensation which has been recorded as an administrative expense.

(h) On July 14, 2015, as part of the acquisition of VaporLiq, the Company issued 500,000 warrants to purchase Common shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,975 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	0.51%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	219%
Dividend yield	Nil

(i) On July 15, 2015, and in connection with a private placement, the Company issued 201,945 warrants to purchase Common Shares of the Company exercisable over 12 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $11,047 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.52%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	174%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as part of a private placement of common stock.

(j) On November 6, 2015, and in connection with a private placement, the Company issued 725,428 warrants to purchase Common Shares of the Company exercisable over 12 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $48,398 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.12
Risk-free interest rate	0.60%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	186%
Dividend yield	Nil

No stock based compensation expense was recorded since the warrants were issued as part of a private placement of common stock.

(k) On December 30, 2015, and in connection to the Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $26,822 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.88%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	190%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes. During the year ended December 31, 2015, the Company expensed $98 in stock based compensation which has been recorded as an administrative expense.

(l) On December 31, 2015, and in connection to the Debenture Units, the Company issued 3,250,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $516,343 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	1.19%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	265%
Dividend yield	Nil

The value of the warrants represents debt discount on the Convertible Debentures No.2 and is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2015, the Company recorded interest expense in the amount of $6,500 related to debt discount which includes accretion of the BCF (note 13).

16. SHARES TO BE ISSUED

On December 31, 2015, the Company had $20,000 in unissued share liability consisting of the settlement of consulting fees owing to unrelated parties during the year ended December 31, 2015. The 151,745 Common Shares, valued at $0.132 per share, have not yet been issued.

17. DECONSOLIDATION OF SUBSIDIARY

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

As a result of the loss of control and resulting deconsolidation the Company recorded a gain on deconsolidation in the amount of $126,867. The Company also wrote off its investment in DML in the amount of $55,000, the intercompany receivable owing from DML in the amount of $233,659 and the Company released $34,036 in currency translation adjustments retained in other comprehensive income into income.

Subsequent to the year ended December 31, 2015, the Company received a letter indicating insufficient asset realisations in DML to discharge the liquidation costs. As a result, during the year ended December 31, 2015, the Company accrued $26,125 which has been recorded as an administrative expense to cover the estimated costs to discharge the liquidation of DML.

18. RELATED PARTY TRANSACTIONS

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

Advances from related parties were as follows:

	December 31, 2015	December 31, 2014
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$242,758	$133,820
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	196,581	523,824
Consulting fees owing to persons related to Officers who are also Directors of the Company	37,028	49,255
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	355,802	401,264
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	30,294	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	50,976	-
Consulting fees and director fees payable to Directors of the Company	83,500	6,332
	$996,939	$1,144,789

During the year ended December 31, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Convertible Debenture (note 13).

During the year ended December 31, 2014, the Company settled $220,075 of the loans owing to an Officer and Director of the Company with cash.

During the year ended December 31, 2014, the Company settled $40,379 of amounts owing to persons related to a Director of the Company with the issuance of 269,190 Common Shares at $0.15 (note 14).

During the year ended December 31, 2014, the Company settled $142,298 of amounts owing to Directors of the Company with the issuance of 948,650 Common Shares at $0.15 (note 14).

During the year ended December 31, 2015, the Company deferred amounts of $302,772 (December 31, 2014:$100,000) owing to Officers of the Company, two of which are also Directors and amounts of $361,250 owing to a corporation owned by two Officers of the Company, one of which is also a Director. The amounts are non-interest bearing and payable on April 1, 2017.

During the year ended December 31, 2015, the Company settled $276,000 of amounts owing to an Officer of the Company who is also a Director, and $10,000 in consulting fees owing to a person related to an Officer of the Company who is also a Director with the issuance of $286,000 of Debenture Units (note 13).

During the year ended December 31, 2015, the Company settled $50,000 in amounts owing to an Officer of the Company who is also a Director with the issuance of 500,000 Common Shares at $0.10 (note 14).

(b)	Interest accrued to related parties were as follows:

	December 31, 2015	December 31, 2014

Interest accrued on advances by Officers of the Company, one of which is also a Director	$129,729	$39,279
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	2,026	-
	$131,755	$39,279

(c)	Transactions with related parties were as follows:

During the year ended December 31, 2015, the Company expensed $49,977 (December 31, 2014: Nil) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company. During the year ended December 31, 2015, the Company expensed Nil (December 31, 2014: $14,928) in rent expense payable to a corporation formerly related by virtue of a common Officer of the Company.

During the year ended December 31, 2015, the Company expensed $25,293 in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $173,599 (December 31, 2014: $234,906) in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result, the Company issued 140,000 Common Shares.

During the year ended December 31, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015.

During the year ended December 31, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures, the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	December 31, 2015	December 31, 2014
Directors	$92,750	$129,038
Officers	273,974	-
Corporation related by virtue of common Officers and a common Director	74,396	-
Corporation owned by two Officers, one of which is also a Director	92,799	429,213
Persons related to a Director	71,261	70,705
	$605,180	$628,956

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility (note 11).

19. INCOME TAXES

Under FASB ASC 740, income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has non-capital losses of $5,440,806 (2014: $3,610,106) in US non-capital losses, $2,043,349 (2014: $1,366,863) in Canadian non-capital losses, $401,897 (2014: $372,764) in Irish non-capital losses and $65,163 (2014: Nil) in Hungarian non-capital losses.

	United States	Canada	Ireland	Hungary	Total
2032	$(434,283)	$(626,235)	$-	$-	$(1,060,518)
2033	(1,016,051)	(438,761)	-	-	(1,454,812)
2034	(2,159,772)	(301,868)	(372,764)	-	(2,834,404)
2035	(1,830,700)	(676,485)	(29,133)	(65,163)	(2,601,481)
	$(5,440,806)	$(2,043,349)	$(401,897)	$(65,163)	$(7,951,215)

The reconciliation of income taxes at the statutory income tax rates to the income tax expense is as follows:

	December 31, 2015	December 31, 2014
Loss before income taxes	$3,048,337	$3,096,390
Applicable tax rate ranges from 10% to 35%
Expected income tax (recovery) at the statutory rates	(981,895)	(972,218)
Permanent differences	171,912	261,986
Tax benefits not recognized	809,983	710,232
Provision for income taxes	$-	$-

The components of the temporary differences and the country of origin at December 31, 2015 and 2014 are as follows (applying the combined Canadian federal and provincial statutory income tax rate of 26%, the US income tax rate of 35%, the Irish income tax rate of 12.5% and the Hungarian income tax rate of 10% for both the years). No deferred tax assets are recognized on these differences as it is not probable that sufficient taxable profit will be available to realize such assets.

	United States		Canada
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Loss before income taxes	$2,317,527	$2,417,370	$578,775	$305,638
Applicable tax rate ranges from 10% to 35%	35%	35%	26.5%	26%
Expected income tax (recovery) at the statutory rates	(811,134)	(846,080)	(153,375)	(79,466)
Permanent differences	164,649	257,599	7,263	3,771
Tax benefits not recognized	646,485	588,481	146,112	75,695
Income taxes-current and deferred	$-	$-	$-	$-

	Ireland		Hungary
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Loss before income taxes	$87,276	$373,381	$64,758	$-
Applicable tax rate ranges from 10% to 35%	12.5%	12.5%	10%	10%
Expected income tax (recovery) at the statutory rates	(10,910)	(46,673)	(6,476)	-
Permanent differences	-	617	-	-
Tax benefits not recognized	10,910	46,056	6,476	-
Income taxes-current and deferred	$-	$-	$-	$-

Deferred tax asset components as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Operating losses available to offset future income taxes	$(7,951,215)	$(5,349,734)
Expected income tax recovery at a statutory rate of 35%	2,502,523	1,872,407
Valuation allowance	(2,502,523)	(1,872,407)
Income taxes – current and deferred	$-	$-

As the Company has not earned significant revenues, it has provided a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2015 and 2014. Management believes the Company has no uncertain tax position.

As the Company is delinquent in its historical tax filings it has accrued $90,000 in penalties which the Company estimates it will be assessed on filing of the delinquent returns. The accrued penalties have been recorded as an administrative expense.

20. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately CAD $799 per month. The lease expires on April 30, 2016. Minimum annual lease payments in CAD are as follows:

2016	$3,196
$3,196

b) Premises Lease

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2016	$56,110
2017	56,110
$112,220

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On January 6, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2016, the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction.

d) Employment Agreements

Pursuant to certain employment agreements with the Company’s management, the Company has agreed to pay termination amounts in the first year of up to twelve months of annual entitlements under such agreements, less any amounts paid during the first year, ending on December 1, 2016.

21. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivable. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related accounts receivable are subject to normal commercial credit risks. A substantial portion of the Corporation’s accounts receivable are concentrated with a limited number of large customers all of which the Corporation believes are subject to normal industry credit risks. At December 31, 2014, the Company booked an allowance of bad debt of $20,370 in regards customers with past due amounts. For the year ended December 31, 2015, 38% (December 31, 2014: 100%) of the Company’s trade receivables are due from one customer and 76% of the trade receivables are due from seven customers. During the year ended December 31, 2015, 41% of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2015, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $1,987,967. Of such amount, the Company has obligations to repay $986,717 over the next twelve months with the remaining $1,001,250 becoming due within the following four year period.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash and accounts payable and accrued liabilities that are denominated in CAD.

Analysis by currency in Canadian equivalent is as follows:

December 31, 2015	Accounts Payable	Cash
	$87,000	$5,000

The effect of a 10% strengthening of the United States dollar against the Canadian dollar at the reporting date on the CAD-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $8,200. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $8,200. During the year ended December 31, 2015, amounts denominated in Euros and Hungarian Forints were minimal and did not subject the Company to significant currency risk.

The Company purchases inventory in a foreign currency, at December 31, 2015, the Company included $146 inventory purchased in a foreign currency on its balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments. These fixed-rate instruments subject the Company to a fair value risk. The interest rates on all of the Company’s existing interest bearing debt are fixed. Sensitivity to a plus or minus 25 basis points change in rates would not significantly affect the fair value of this debt.

22. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total assets by geographic location are as follows:

	December 31, 2015	December 31, 2014
Canada	$5,301	$5,524
United States	2,210,908	645,383
Europe	14,846	435,578
	$2,231,055	$1,086,485

Total sales by geographic location are as follows:

	December 31, 2015	December 31, 2014
Canada	$-	$11,953
United States	1,163,096	11,449
Europe	-	558,420
	$1,163,096	$581,822

23. SUBSEQUENT EVENTS

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lender in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lender if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued or warrants extended in connection with the Term Loan and both parties have been appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable. On January 18, 2016 and in connection to the Term Loan, the Company and the Lender entered into a loan termination agreement whereby the Company and the Lender terminated and retired the Credit Facility.

On January 25, 2016, the Company received a form of election whereby a holder of a Convertible Debenture elected to convert a total of $23,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. These Common Shares remain unissued.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares remain unissued.

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On February 22, 2016, Curtis R. (“Austin”) Hopper was appointed as Chief Marketing Officer of the Company. The services of Mr. Hopper, as the Company’s Chief Marketing Officer, are provided to the Company in accordance with the terms of a consulting agreement, effective February 18, 2016, whereby the Company agreed to pay Mr. Hopper $12,500 per month and issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Loan would be made available to the Company in two equal tranches of CAD $335,000 with the first tranche (“Loan Tranche A”) available on the closing date and the second tranche (“Loan Tranche B”) available to the Company at the option of the shareholder on or before May 2, 2016. The Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, if made available to the Company, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Loan is secured by a general security agreement over the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable until March 2, 2018 with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B, if made available to the Company prior to May 2, 2016. On March 3, 2016, The Company closed Loan Tranche A and 500,000 of the purchase warrants became fully vested and exercisable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Changes in registrant’s Certifying Accountant

Effective as of February 12, 2016, the Company dismissed Schwartz Levitsky Feldman LLP (“SLF LLP”), the Company’s independent registered public accounting firm. The decision to change the Company’s accountants was approved by the Company’s Board of Directors. The sole reason for the change of the Company’s accountants was made for the purposes of obtaining better cost efficiency for the Company.

SLF LLP reported on the Company’s consolidated financial statements for the years ending December 31, 2014 and 2013. For these periods and up to February 12, 2016, there were no disagreements with SLF LLP on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of SLF LLP, would have caused it to make reference thereto in its report on the financial statements for such years. During such years, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The reports of SLF LLP on the financial statements of the Company for the fiscal years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that these reports reflected that there was doubt as to the Company's ability to continue as a going concern.

On February 12, 2016, the Company engaged MNP LLP (“MNP LLP”) to serve as the Company’s new independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the year, we have initiated disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (principal executive officer) and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

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

With the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
J. Graham Simmonds	42	Chairman of the Board of Directors and Chief Executive Officer
Henry J. Kloepper	66	Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees
Daniel Yuranyi	59	Director and Chief Procurement Officer
Dr. Blaise A. Aguirre	51	Director
Christopher Rich	62	Director
Stanley D. Robinson	66	Director
Ashish Kapoor	38	Chief Financial Officer and Interim Corporate Secretary
Curtis R. (“Austin”) Hopper	44	Chief Marketing Officer

The business experience of the persons listed above during the past five years are as follows:

J. Graham Simmonds (Chairman of the Board of Directors and Chief Executive Officer)

Mr. Simmonds has served as Chairman of the Board of Directors since May 14, 2015 and as Chief Executive Officer of the Company since November 15, 2012. Mr. Simmonds has over 18 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or has previously been licensed/registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horseracing service in North America and is a former director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. He is the founder and CEO of Baymount Incorporated, a diversified investment, financial advisory and venture capital firm focused in opportunities within the horse racing, gaming and technology industries and former chairman and CEO of DealNet Capital Corp., a consumer finance company.

We believe Mr. Simmonds is well-qualified to serve as Chairman of the Board of Directors due to his public company experience, operational experience and business contacts.

Henry J. Kloepper (Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees)

Mr. Kloepper has served as the Company’s Lead Independent Director since April 13, 2013 and is currently the Chairman of the Audit, Compensation and Governance Committees. Mr. Kloepper is a leading financier and has been involved in investment banking and corporate finance for over 30 years. He brings a rounded knowledge of the capital markets, strategic growth, and investments. Mr. Kloepper is currently the CEO of Houston Lake Mining Inc., interim CEO of NWT Uranium Corp., and chair of Unique Broadband Systems Inc. Mr. Kloepper was previously a director and president of Mogul Energy International Inc. and has held executive positions with Award Capital, JP Morgan, Citibank, Bank of America, and North American Trust in the US, Canada, and Europe.

We believe Mr. Kloepper is well-qualified to serve as Lead Independent Director and Chairman of the Audit Committee due to his public company experience, financial markets knowledge and business contacts.

Daniel Yuranyi (Director and Chief Procurement Officer)

Mr. Yuranyi has served as a director of the Company since November 15, 2012. Prior to that, he was president of DY Consulting, a consulting firm. Mr. Yuranyi has over 30 years of experience in the transportation, logistics, and distribution businesses having successfully built and operated his own companies on a number of occasions. Mr. Yuranyi has held senior positions with Loomis and Gelco Express which was later sold to Air Canada. After helping build a division of Gelco Express from $1M to more than $12M in annualized sales, Mr. Yuranyi left to start a new business of his own called United Messengers which quickly grew to become the largest same-day messenger service in Canada. Most recently, Mr. Yuranyi has invested in building distribution relationships with European brands in the energy drink and bottled water businesses.

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

Ashish Kapoor (Chief Financial Officer and Interim Corporate Secretary)

Mr. Kapoor has served as the Company’s Chief Financial Officer since November 15, 2012. Mr. Kapoor has over 15 years of experience in providing capital markets advisory and assurance services as a finance professional. After obtaining his Chartered Accountant designation at Ernst & Young, Mr. Kapoor has gained over 10 years of experience in investment banking, advising client across various industries. As a senior vice president at Macquarie Capital Markets Canada Ltd., Mr. Kapoor was responsible for the Canadian telecom, media, entertainment and technology investment banking and principal investing group. During his 10 years at Macquarie, Mr. Kapoor completed in excess of $3B in successful principal investments and advised on a further $4B of mergers and acquisitions for third party clients. Mr. Kapoor was formerly the CFO of DealNet Capital Corp., a consumer finance company, and Transeastern Power Trust, an independent power producer focussed on renewable energy sources. Mr. Kapoor obtained his Chartered Accountant designation as part of the Ernst & Young’s Toronto practice and was awarded the Gold Medal for first place in Ontario, and the Bronze Medal for third place in Canada on the 2000 Chartered Accountancy Uniform Final Examination. Mr. Kapoor is also a CFA Charter holder and holds a Masters of Accounting and a Bachelor of Arts degree from University of Waterloo.

Curtis R. (“Austin”) Hopper (Chief Marketing Officer)

Mr. Hopper has served as the Company’s Chief Marketing Officer since February 22, 2016. Mr. Hopper has over 15 years of experience in sales, retail customer service and banking having held senior positions with financial service and consumer goods companies where he developed and executed on integrated sales, relationship and customer retention strategies. Mr. Hopper was formerly the executive vice president of Space Jam Juice, president and CEO of Cuttwood Vapors, COO of Hold Fast Vapors and president and co-owner of Revol Vapors where he was instrumental in the development, launch and operations of premium E-liquid brands both domestically and internationally.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2015 all such filing requirements applicable to our Company were complied with on a timely basis, except for the following filings:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form (Type of Form indicated herein)
J. Graham Simmonds	2	1	4, 5

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

To the knowledge of the Company’s management, there have been no reported violations of the Code of Ethics. In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, the Company intends to describe on its Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

The Audit Committee is composed of Henry J. Kloepper, Dr. Blaise A. Aguirre and Stanley D. Robinson.  Henry J. Kloepper serves as the Chairman of the Audit Committee and audit committee financial expert.  Mr. Kloepper is independent of management. The Audit Committee adopted a charter on January 15, 2014 which was filed with the SEC as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

COMPENSATION COMMITTEE

The Board of Directors does not have a separate Compensation Committee, and such functions are addressed by the entire Board. Although there is no formal committee in place, Henry J. Kloepper serves as the Chairman of the ad hoc Compensation Committee consisting of members of the Board.

GOVERNANCE COMMITTEE

The Board of Directors does not have a separate Governance Committee, and such functions are addressed by the entire Board. Although there is no formal committee in place, Henry J. Kloepper serves as the Chairman of the ad hoc Governance Committee consisting of members of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to J. Graham Simmonds the Company’s Chairman of the Board of Directors and Chief Executive Officer, Henry J. Kloepper the Company’s Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees, Daniel Yuranyi the Company’s Director and Chief Procurement Officer, Dr. Blaise A. Aguirre the Company’s Director, Christopher Rich the Company’s Director, Stanley D. Robinson the Company’s Director, Ashish Kapoor the Company’s Chief Financial Officer, Ernest Eves the Company’s former Chairman of the Board of Directors and Carrie J. Weiler the Company’s former Corporate Secretary, for all services rendered in all capacities to the Company for the year ended December 31, 2015, 2014 and 2013.

Name/Title	Year	Salary $(1)	Bonus $(1)	Other Annual Compensation $(1)		Restricted Option Stocks/ Payouts Awarded #
J. Graham Simmonds(2) (3) (6)	2015	$113,494	-	-		-
Chairman of the Board of Directors and Chief Executive Officer	2014	$108,662	-	-		-
	2013	$116,525	-	-		-

Henry J. Kloepper(2) (4)	2015	$18,000	-	-		-
Lead Independent Director and Chairman of the Audit, Compensation and Governance Committees	2014	-	-	-		-
	2013	-	-	-		-

Daniel Yuranyi(2)	2015	$93,974	-	-		-
Director, President and Chief Procurement Officer	2014	$108,662	-	-		-
	2013	$116,525	-	-		-

Dr. Blaise A. Aguirre(2) (4)	2015	$18,000	-	-		-
Director	2014	-	-	-		-
	2013	-	-	-		-

Christopher Rich(2) (4)	2015	$18,000	-	$92,750	(7)	-
Director	2014	-	-	$76,000	(7)	-
	2013	-	-	-		-

Stanley D. Robinson(2) (4)	2015	$18,000	-	-		-
Director	2014	-	-	-		-
	2013	-	-	-		-

Ashish Kapoor(2) (3) (4)	2015	$113,494	-	-		-
Chief Financial Officer and Corporate Secretary	2014	$108,662	-	-		-
	2013	$116,525	-	-		-

Ernest Eves(2) (4) (6)	2015	$7,500	-	-		-
Former Chairman of the Board of Directors	2014	-	-	-		-
	2013	-	-	-		-

Carrie J. Weiler(2) (5)	2015	$5,873	-	-		-
Former Corporate Secretary	2014	$27,165	-	-		-
	2013	$29,131	-	-		-

(1)
All figures in the table above are denominated in U.S. Dollars unless otherwise noted. The Company’s Canadian subsidiary maintains its books and records in Canadian Dollars. The Company’s financial statements are converted to U.S. Dollars (the reporting currency) for consolidation purposes. For the year ended December 31, 2015, the exchange rate used to translate amounts in Canadian Dollars to U.S. Dollars was 0.7831 (December 31, 2014: 0.9055; December 31, 2013: 0.9710).

(2)
As at December 31, 2013, other than the SimKap Agreement (as defined below), the Company had not entered into employment agreements with any of the Company’s officers and directors. However, the Company and each of Messrs. Yuranyi and, Simmonds and Kapoor had agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Ms. Weiler had agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

(3)
Commencing on April 1, 2013, compensation with respect to the services of Mr. Simmonds and Mr. Kapoor in their respective roles with the Company were paid by the Company to SimKap in accordance with the terms of the SimKap Agreement in lieu of payments to Mr. Simmonds and Mr. Kapoor. On March 31, 2015, the SimKap Agreement was mutually terminated by all parties, effective immediately, with all parties mutually waving any applicable termination notices and non-compete periods. Commencing on April 1, 2015, the Company and each of Mr. Simmonds and Mr. Kapoor had agreed that, for their respective services, each of Mr. Simmonds and Mr. Kapoor would each be paid $10,000 U.S. Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

(4)
Commencing on January 1, 2015, the Board of Directors agreed to pay each of the Company’s independent directors $1,500 U.S. Dollars per month for their services, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

(5)
On May 5, 2015, Mr. Kapoor was appointed as Interim Corporate Secretary of the Company following the resignation of Ms. Weiler as Corporate Secretary of the Company. Mr. Kapoor was appointed as the Company’s Corporate Secretary with no additional compensation to be paid to Mr. Kapoor for such appointment.

(6)
On May 14, 2015, the Board of Directors appointed Mr. Simmonds to serve as Chairman of the Board of Directors following the resignation of Mr. Eves as a Director and as the Chairman of the Board. Mr. Simmonds was appointed as the Chairman of the Board of Directors with no additional compensation to be paid to Mr. Simmonds for such appointment.

(7)
Compensation with respect to the other services rendered to the Company by Mr. Rich were paid to Rich Richies Inc. During the year ended December 31, 2015, the Company paid a total of $92,750 (December 31, 2014: $76,000; December 31, 2013: Nil) U.S. Dollars to such affiliate.

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2015, 2014 and 2013.

COMPENSATION OF DIRECTORS

There are no agreements with respect to the election and compensation of directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors.

Commencing on January 1, 2015, the Board of Directors agreed to pay each of the Company’s independent directors $1,500 U.S. Dollars per month for their services, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

The Company does not currently maintain insurance for the benefit of the directors and officers of the Company against liabilities incurred by them in their capacity as directors or officers of the Company. Furthermore, the Company does not maintain a pension plan for its employees, officers or directors.

EMPLOYMENT CONTRACTS

As at December 31, 2013, other than the SimKap Agreement (as defined below), the Company had not entered into employment agreements with any of the Company’s officers and directors. However, the Company and each of Messrs. Yuranyi and, Simmonds and Kapoor had agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Ms. Weiler had agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

The services of Mr. Simmonds, as the Company’s Chief Executive Officer, and Mr. Kapoor, as the Company’s Chief Financial Officer, were provided to the Company in accordance with the terms of a consulting agreement (the “SimKap Agreement”) effective as of April 1, 2013, between the Company and SimKap Advisory Corp. (“SimKap”), a company controlled by Mr. Simmonds and Mr. Kapoor. Under the SimKap Agreement, the Company agreed to pay SimKap fees with respect to various professional services to be provided to it under the Agreement, including monthly fees in respect of the management services of Mr. Simmonds and Mr. Kapoor in the amount of $10,000 Canadian Dollars per executive. On March 31, 2015, the SimKap Agreement was mutually terminated by all parties, effective immediately, with all parties mutually waving any applicable termination notices and non-compete periods.

As at December 31, 2015, the Company did not have any employment agreements with any of the Company’s officers and directors.

Commencing on January 1, 2015, the Board of Directors agreed to pay each of the Company’s independent directors $1,500 U.S. Dollars per month for their services, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

Commencing on April 1, 2015, the Company and each of Mr. Simmonds and Mr. Kapoor had agreed that, for their respective services, each of Mr. Simmonds and Mr. Kapoor would each be paid $10,000 U.S. Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

The services of Mr. Hopper, as the Company’s Chief Marketing Officer, are provided to the Company in accordance with the terms of a consulting agreement, effective February 18, 2016, whereby the Company agreed to pay Mr. Hopper $12,500 U.S. Dollars per month. Upon execution of the agreement, Mr. Hopper also received $6,250 U.S. Dollars and warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. The agreement may be terminated by either party providing not less than two months’ notice to the other party and also contains a three month non-compete following the termination of the consulting agreement. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of our Common Stock, as of April 7, 2016, by:

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

Name of Beneficial Owner	Number of Common Shares		Percentage Owned
J. Graham Simmonds	9,767,982	(5)	9.81%
Daniel Yuranyi	7,948,650		7.98%
Ashish Kapoor	4,057,245	(6)	4.08%
Dr. Blaise A. Aguirre	1,213,397	(7)	1.22%
Christopher Rich	510,000	(8)	0.51%
Henry J. Kloepper	100,000	(9)	0.10%
Stanley D. Robinson	60,000		0.06%
Curtis R. Hopper	Nil		0.00%
Directors and Executive Officers as a group	23,657,274		23.76%

Southshore Capital Partners, LP	6,793,975		6.8%

(1)	This table is based upon 99,560,923 Common Shares issued and outstanding as of April 7, 2016.

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

(4)	The mailing address of each of the individuals and entities listed above is c/o Gilla Inc., 475 Fentress Blvd., Unit L, Daytona Beach, FL 32114.

(5)	Includes 5,762,661 Common Shares owned by GraySim Family Trust and 3,930,321 Common Shares owned by The Woodham Group Inc.

(6)	Includes 3,757,245 Common Shares owned by 2364201 Ontario Corp.

(7)	Includes 59,000 Common Shares owned by Dr. Aguirre’s spouse.

(8)	Includes 510,000 Common Shares owned by Rich Richies Inc.

(9)	Includes 100,000 Common Shares owned by Mr. Kloepper’s spouse.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 11, 12, 13 and 18 of the consolidated financial statements of the Company for the years ended December 31, 2015 and 2014, and repeated below.

Credit Facility (Note 11)

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lender”), whereby the Lender would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility shall bear interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility shall mature on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon shall be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility is secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lender to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lender.

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

On April 24, 2015, the Company was advanced $89,590 (CAD $124,000) from the Credit Facility including $17,918 (CAD $24,800) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

On September 1, 2015, the Company was advanced $122,825 (CAD $170,000) from the Credit Facility including $24,565 (CAD $34,000) of advances from the Company’s Chief Executive Officer and Chief Financial Officer as their participation in the Credit Facility.

During the year ended December 31, 2015, the Company paid $30,670 (December 31, 2014: $25,363) of interest and standby fees as a result of the Credit Facility.

Note Payable - Related Party (Note 12)

On November 15, 2012, the Company entered into a convertible revolving credit note (the “Credit Note”), with a related party, for $225,000 due on or before February 15, 2014, bearing interest at a rate of 6% per annum payable at the maturity date. The Credit Note could be repaid, in whole or in part, without penalty with five days prior written notice. If the Credit Note was not repaid in full subsequent to 30 days after the maturity date, the outstanding principal amount and any accrued and unpaid interest could be converted into Common Shares at a conversion price of the lower of $0.01 per share or the average of the bid prices for the Common Shares of the Company for the 15 trading days prior to the notice of conversion.

On February 14, 2014, the Company repaid all amounts due under the Credit Note.

During the years ended December 31, 2015 and 2014, the Company accrued Nil and $1,638 of interest on the Credit Note, respectively.

Convertible Debentures (Note 13)

A On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of unsecured subordinated convertible debentures (the “Convertible Debentures”), respectively. The Convertible Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Convertible Debentures are convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Convertible Debentures issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders (note 10) and $50,000 were issued in settlement of loans from related parties (note 18).

As at December 31, 2013, the Company received $45,000 in advance for Convertible Debentures not yet issued. Of this amount $25,000 was received by the Company in cash and $20,000 was collected by the Company’s lawyer and held in trust. The Company received the funds held in trust on February 21, 2014. These Debentures were issued February 11, 2014.

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (the “Convertible Debenture Units”) for proceeds of $650,000. Each Convertible Debenture Unit consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.2”) and warrants exercisable for the purchase of 5,000 Common Shares of the Company (note 15). The Convertible Debentures No.2 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.2 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.2 at any time after six months from issuance and prior to the maturity date of January 31, 2018. Of the $650,000 Convertible Debentures No.2 issued, $276,000 were issued in settlement of loans from related parties (note 18), $10,000 were issued in settlement of related party consulting fees (note 18), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders (note 10).

The Company evaluated the terms and conditions of the Convertible Debentures and Convertible Debentures No.2 under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Convertible Debentures and Convertible Debentures No.2 were issued as an exchange of nonconvertible instruments at the nonconvertible instruments maturity date, the guidance of ASC 470-20-30-19 & 20 was applied. The fair value of the newly issued Convertible Debentures was equal to the redemption amounts owed at the maturity date of the original instruments. Therefore there was no gain or loss on extinguishment of debt recorded. After the exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2015, the Company recorded interest expense in the amount of $232,830 (December 31, 2014: $715,314) related to debt discount which includes $124,807 related to the conversion of convertible debentures in the aggregate amount of $177,000.

For the face value $650,000 Debenture Units, the relative fair value of the warrants included in the Debenture Units of $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.2 was calculated to be $362,243. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the year ended December 31, 2015, the Company recorded interest expense in the amount of $6,500 (December 31, 2014: Nil) related to debt discount.

The Company received forms of election whereby holders of the Convertible Debentures elected to convert into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures. As at December 31, 2015, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Convertible Debentures Converted	Number of Common Shares Issued
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

At December 31, 2015, $98,000 of the Convertible Debentures had not been converted. On January 25, 2016, the Company received a form of election to convert $23,000 of Convertible Debentures, such Common Shares remain unissued. On March 10, 2016, the Company settled $25,000 in principal of the outstanding Convertible Debentures (note 23). The Company is currently in default on the remaining $50,000 of the Convertible Debentures that matured as of January 31, 2016.

During the year ended December 31, 2015, the Company recorded interest expense in the amount of $21,845 (December 31, 2014: $136,471) on the Convertible Debentures.

On March 9, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $1,096 with the issuance of Common Shares at $0.15 per share, of which, $358 of interest payable on the Convertible Debentures was settled with a Director of the Company (note 18).

On July 15, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $20,194 with the issuance of Common Shares and warrants having a combined value of $33,261..

Related Party Transactions (Note 18)

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

Advances from related parties were as follows:

	December 31, 2015	December 31, 2014
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$242,758	$133,820
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	196,581	523,824
Consulting fees owing to persons related to Officers who are also Directors of the Company	37,028	49,255
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	355,802	401,264
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	30,294	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	50,976	-
Consulting fees and director fees payable to Directors of the Company	83,500	6,332
	$996,939	$1,144,789

During the year ended December 31, 2014, the Company settled $50,000 of amounts owing to an Officer of the Company with the issuance of a $50,000 Convertible Debenture (note 13).

During the year ended December 31, 2014, the Company settled $220,075 of the loans owing to an Officer and Director of the Company with cash.

During the year ended December 31, 2014, the Company settled $40,379 of amounts owing to persons related to a Director of the Company with the issuance of 269,190 Common Shares at $0.15 (note 14).

During the year ended December 31, 2014, the Company settled $142,298 of amounts owing to Directors of the Company with the issuance of 948,650 Common Shares at $0.15 (note 14).

During the year ended December 31, 2015, the Company deferred amounts of $302,772 (December 31, 2014: $100,000) owing to Officers of the Company, two of which are also Directors and amounts of $361,250 owing to a corporation owned by two Officers of the Company, one of which is also a Director. The amounts are non-interest bearing and payable on April 1, 2017.

During the year ended December 31, 2015, the Company settled $276,000 of amounts owing to an Officer of the Company who is also a Director, and $10,000 in consulting fees owing to a person related to an Officer of the Company who is also a Director with the issuance of $286,000 of Debenture Units (note 13).

During the year ended December 31, 2015, the Company settled $50,000 in amounts owing to an Officer of the Company who is also a Director with the issuance of 500,000 Common Shares at $0.10 (note 14).

(b)	Interest accrued to related parties were as follows:

	December 31, 2015	December 31, 2014

Interest accrued on advances by Officers of the Company, one of which is also a Director	$129,729	$39,279
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	2,026	-
	$131,755	$39,279

(c)	Transactions with related parties were as follows:

During the year ended December 31, 2015, the Company expensed $49,977 (December 31, 2014: Nil) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company. During the year ended December 31, 2015, the Company expensed Nil (December 31, 2014: $14,928) in rent expense payable to a corporation formerly related by virtue of a common Officer of the Company.

During the year ended December 31, 2015, the Company expensed $25,293 in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $173,599 (December 31, 2014: $234,906) in travel and entertainment expenses incurred by Officers and Directors of the Company.

During the year ended December 31, 2014, the Company received $21,000 in cash proceeds from a Director of the Company as part of a private placement at $0.15. As a result, the Company issued 140,000 Common Shares.

During the year ended December 31, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015.

During the year ended December 31, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures, the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	December 31, 2015	December 31, 2014
Directors	$92,750	$129,038
Officers	273,974	-
Corporation related by virtue of common Officers and a common Director	74,396	-
Corporation owned by two Officers, one of which is also a Director	92,799	429,213
Persons related to a Director	71,261	70,705
	$605,180	$628,956

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility (note 11).

(B) TRANSACTIONS WITH PROMOTERS

Officers, directors and employees will refrain from gathering competitor intelligence by illegitimate means and refrain from acting on knowledge, which has been gathered in such a manner. The officers, directors and employees of the Company will seek to avoid exaggerating or disparaging comparisons of the services and competence of their competitors.

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

Director Independence

As of the date of the filing of this Report, Henry J. Kloepper, Dr. Blaise A. Aguirre, Christopher Rich and Stanley D. Robinson are the members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A(m)(3) of the Exchange Act. During the fiscal year ended December 31, 2015, J. Graham Simmonds was appointed by the Board of Directors to serve as Chairman of the Board of Directors to replace Ernest Eves. Mr. Simmonds is not deemed to be an independent member of the Board. During the fiscal year ended December 31, 2014, Dr. Blaise A. Aguirre and Christopher Rich were appointed to the Board of Directors and deemed to be independent members of the Board. During the fiscal year ended December 31, 2013, Henry J. Kloepper was appointed to the Board of Directors and deemed to be an independent member of the Board.

The Company’s Board of Directors currently has an Audit Committee composed of Henry J. Kloepper (Chairman of the Audit Committee and lead financial expert), Dr. Blaise A. Aguirre (Audit Committee Member) and Stanley D. Robinson (Audit Committee Member). During the fiscal year ended December 31, 2014, Dr. Blaise A. Aguirre was appointed an Audit Committee Member to replace Ernest Eves. The Board of Directors does not have a separate Nominating Committee, Compensation Committee or Governance Committee, and such functions are addressed by the entire Board. Although the Board of Directors does not have a separate Compensation Committee or Governance Committee, Henry J. Kloepper serves as the Chairman of the Compensation and Governance Committees.

Board members J. Graham Simmonds and Daniel Yuranyi are officers of the Company and are not deemed independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective as of February 12, 2016, the Company dismissed Schwartz Levitsky Feldman LLP (“SLF LLP”), the Company’s independent registered public accounting firm. The decision to change the Company’s accountants was approved by the Company’s Board of Directors. The sole reason for the change of the Company’s accountants was made for the purposes of obtaining better cost efficiency for the Company.

On February 12, 2016, the Company’s Board of Directors engaged MNP LLP (“MNP LLP”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015.

(1) Audit Fees

MNP LLP, the Company’s independent registered public accounting firm, billed an aggregate of $100,000 Canadian dollars for audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2015 and included in the Company’s Annual Report on Form 10-K.

SLF LLP, the Company’s former independent registered public accounting firm, billed an aggregate of $18,500 Canadian dollars for review of the Company’s quarterly consolidated financial statements for the periods ended March 31, June 30 and September 31, 2015 and included in the Company’s Quarterly Report on Form 10-Q.

 (2) Audit Related Fees

No other professional services were rendered by MNP LLP for audit related services rendered during the fiscal year ended December 31, 2015, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

No other professional services were rendered by SLF LLP for audit related services rendered during the fiscal year ended December 31, 2015.

(3) Tax Fees

No professional services were rendered by MNP LLP for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2015.

No professional services were rendered by SLF LLP for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2015.

(4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Audited Consolidated Financial Statements of Gilla Inc. for the Years Ended December 31, 2015 and 2014.

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation.		10-SB	3.1	11/15/1999

3.2	Articles of Amendment to the Articles of Incorporation.		8-K	3.2	5/14/2003

3.3	Bylaws.		10-SB	3.2	11/15/1999

10.1	Share Purchase Agreement, by and between the Company and Credifinance Capital Corp., dated as June 22, 2012.		8-K		11/28/2012

10.2	Letter of Intent, by and between the Company and Snoke Distribution Canada Ltd., dated June 25, 2012.		8-K		11/28/2012

10.5	Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of April 15, 2011.		8-K		11/28/2012

10.6	Loan Termination Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.7	New Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.8	6% Convertible Credit Note, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.9	Form of Gilla Inc. Private Placement Subscription Agreement and Investment Letter, dated as of November 15, 2012.		8-K		11/28/2012

10.10	Exclusive Distribution Agreement, by and between Snoke Distibution Canada Ltd. and Ecoreal GmbH & Co. KG, dated as of November 24, 2011.		8-K		11/28/2012

10.11	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of February 13, 2014.		8-K	2/19/2014

10.12	General Security Agreement, by and between the Company and Gravitas Financial Inc., dated as of February 13, 2014.		8-K	2/19/2014

10.13	Letter Agreement, by and between the Company and Drianan Marketing Limited, dated as of January 22, 2014.		10-Q	5/21/2014

10.14	Purchase and Sale Agreement, by and among the Company, Drinan Marketing Limited, Andrew Hennessy and Michele Hennessy, dated as of January 23, 2014.		10-Q	5/21/2014

10.15	Loan Agreement (for a Revolving Credit Facility), by and between the Company and Sarasvati Investments Inc., dated as of August 1, 2014.		8-K	8/8/2014

10.16	Intercreditor and Subordination Agreement, by and among the Company, Sarasvati Investments Inc., and Gravitas Financial Inc., dated as of August 1, 2014.		8-K	8/8/2014

10.17	Security Agreement from the Company to Sarasvati Investments Inc., dated as of August 1, 2014.		8-K	8/8/2014

10.18	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of July 15, 2014.		10-Q	11/18/2014

10.19	Amendment to the Secured Promissory Notes, by and between the Company and Gravitas Financial Inc., dated November 10, 2014.		10-Q	11/18/2014

10.20	Secured Promissory Note from the Company to Gravitas Financial Inc., dated as of June 29, 2015.		10-Q	11/20/2015

10.21	Form of Promissory Notes from the Company to the vendors of E Vapor Labs Inc.		10-Q	11/20/2015

10.22	Term Loan Agreement, by and between the Company and Sarasvati Investments Inc., dated as of January 18, 2016.		8-K	1/22/2016

10.23	Loan Termination Agreement, by and between the Company and Sarasvati Investments Inc., dated as of January 18, 2016.		8-K	1/22/2016

10.24	Loan Agreement, by and between the Company and Gravitas International Corporation, dated as of March 2, 2016.		8-K	3/8/2016

10.25	General Security Agreement, by and between the Company and Gravitas International Corporation, dated as of March 2, 2016.		8-K	3/8/2016

21.1	List of Subsidiaries.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

99.1	Audit Committee Charter.		10-K	99.1	4/8/2014

99.2	Code of Ethics.		10-K	99.2	4/8/2014

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 8, 2016 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ J. Graham Simmonds
J. Graham Simmonds
Chief Executive Officer

By:	/s/ Ashish Kapoor
Ashish Kapoor
Chief Financial Officer and Principal Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ J. Graham Simmonds
J. Graham Simmonds	Chairman/CEO	April 8, 2016

/s/ Henry J. Kloepper
Henry J. Kloepper	Director	April 8, 2016

/s/ Daniel Yuranyi
Daniel Yuranyi	Director/CPO	April 8, 2016

/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	April 8, 2016

/s/ Christopher Rich
Christopher Rich	Director	April 8, 2016

/s/ Stanley D. Robinson
Stanley D. Robinson	Director	April 8, 2016