Form 10-Q
period 2016-03-31
GILLA INC.
filed 2016-05-16
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

99,560,923 Common Shares, $0.0002 Par Value, were issued and outstanding as of May 13, 2016.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$33,741	$81,696
Trade receivables (net of allowance for doubtful accounts $20,108 (December 31, 2015: $20,370))	494,573	45,534
Inventory (note 6)	195,190	154,700
Other current assets (note 5)	309,005	322,326
Total current assets	1,032,509	604,256
Long term assets
Property and equipment (note 7)	179,680	150,349
Website development (note 8)	8,583	9,083
Intangibles (notes 4 and 8)	204,283	215,283
Goodwill (note 4)	1,252,084	1,252,084
Total long term assets	1,644,630	1,626,799

Total assets	$2,677,139	$2,231,055
LIABILITIES
Current liabilities
Accounts payable	$1,223,534	$687,767
Accrued liabilities (note 9)	265,774	251,517
Accrued interest - related parties (note 16)	161,853	131,755
Customer deposits	1,500	372,500
Loans from shareholders (note 9)	157,984	27,528
Due to related parties (note 16)	1,146,741	996,939
Promissory notes (note 4a)	779,128	495,193
Amounts owing on acquisition (note 4d)	190,549	150,549
Convertible debentures (note 12)	50,000	80,658
Credit facility (note 10)	-	212,415
Term loan (note 11)	770,000	-
Total current liabilities	4,747,063	3,406,821

Long term liabilities
Loans from shareholders (note 9)	613,975	461,250
Due to related parties (note 16)	635,271	662,140
Amounts owing on acquisitions (note 4d)	165,710	196,127
Promissory notes (note 4a)	-	267,857
Convertible debentures (note 12)	11,296	6,500
Total long term liabilities	1,426,252	1,593,874

Total liabilities	6,173,315	5,000,695

Going concern (note 2)
Related party transactions (note 16)
Commitments and contingencies (note 17)
Subsequent events (note 20)

STOCKHOLDERS’ DEFICIENCY
Common stock (note 13)	$19,913	$19,913
Additional paid-in capital	5,784,215	5,581,585
Shares to be issued (note 15)	121,000	20,000
Accumulated deficit	(9,656,556)	(8,750,688)
Accumulated other comprehensive income	235,252	359,550
Total shareholders’ deficiency	(3,496,176)	(2,769,640)
Total liabilities and stockholders’ deficiency	$2,677,139	$2,231,055

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Sales revenue	$1,356,933	$3,804
Cost of goods sold	860,946	2,231
Gross profit	495,987	1,573

Operating expenses
Administrative	1,047,026	365,639
Consulting fees - related parties (note 16)	108,229	176,994
Depreciation	13,495	450
Amortization	11,500	4,999
Total operating expenses	1,180,250	548,082

Loss from operations	(684,263)	(546,509)

Other income (expenses):
Foreign exchange gain (loss)	(77,483)	10,084
Amortization of debt discount	(22,138)	(61,777)
Interest expense, net	(121,984)	(72,187)

Total other expenses	(221,605)	(123,880)

Net loss before income taxes	(905,868)	(670,389)
Income taxes	-	-
Net loss	$(905,868)	$(670,389)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.009)	$(0.007)

Weighted average number of shares outstanding (basic and diluted)	99,560,923	92,698,018

Comprehensive loss:
Net loss	$(905,868)	$(670,389)

Foreign exchange translation adjustment	(124,298)	93,729

Comprehensive loss	$(1,030,166)	$(576,660)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
 (Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

Shares to be issued on the conversion of convertible debentures	-	-	-	23,000	-	-	23,000

Shares to be issued for settlement of deferred fees owing to a related party	-	-	-	48,000	-	-	48,000

Shares to be issued for settlement of consulting fees	-	-	-	30,000	-	-	30,000

Issuance of warrants	-	-	202,630	-	-	-	202,630

Foreign currency translation gain	-	-	-	-	-	(124,298)	(124,298)

Net loss	-	-	-	-	(905,868)	-	(905,868)

Balance, March 31, 2016	99,560,923	$19,913	$5,784,215	$121,000	$(9,656,556)	$235,252	$(3,496,176)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,868)	$(670,389)
Items not requiring an outlay of cash
Depreciation	13,495	450
Amortization	11,500	4,999
Stock based compensation	50,508	38,719
Amortization of debt discount	22,138	61,777
Interest on amounts owing on acquisition	9,582	-
Interest on promissory notes	16,078	-
Common shares to be issued for settlement of interest	-	1,096
Common shares to be issued for services	30,000	-
Changes in operating assets and liabilities
Trade receivable	(448,732)	-
Other current assets	166,495	93,305
Inventory	(38,908)	2,231
Accounts payable	530,527	101,498
Accrued liabilities	14,257	(17,269)
Customer deposits	(371,000)	-
Due to related parties	131,885	138,177
Accrued interest-related parties	30,098	18,687
Net cash used in operating activities	(737,945)	(226,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(42,677)	-
Net cash used in investing activities	(42,677)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	397,396	-
Repayments to credit facility	-	(387,110)
Shareholder loans received	249,877	7,106
Proceeds from related parties	139,474	71,443
Repayments to related parties	(46,277)	-
Repayment of convertible debentures	(25,000)	-
Net cash provided by financing activities	715,470	(308,561)
Effect of exchange rate changes on cash	17,197	39,790
Net increase (decrease) in cash	(47,955)	(495,490)

Cash at beginning of year	81,696	496,724

Cash at end of year	$33,741	$1,234

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$14,813	$6,934
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common stock to be issued in settlement of deferred related party fees	$48,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
March 31, 2016
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

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2016, the Company has an accumulated deficit of $9,656,556 and a working capital deficiency of $3,714,554 as well as negative cash flows from operating activities of $737,945 for the three month period ended March 31, 2016. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a)	Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc. and its wholly owned subsidiary Gilla Europe Kft.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC.; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these condensed consolidated interim financial statements.

(b)	Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company’s Hungarian subsidiary maintains its books in the Hungarian Forint (HUF) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders' equity. The Company has not, to the date of these condensed consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(c)	Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposits, promissory notes, convertible debentures, loans from  shareholders,  and credit facility and term loan. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

(d)	Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three month period ended March 31, 2016, the Company expensed $45,110 (March 31, 2015: $46,782) as corporate promotions, these amounts have been recorded as administrative expense.

(e)	Use of Estimates

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

(f)	Recent Accounting Pronouncements

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

At December 31, 2015, the Company adjusted the Promissory Notes A for the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts. During the three month period ended March 31, 2016, the Company recorded $16,078 in interest expense related to the accretion of the Promissory Notes.

The Promissory Notes A were due on November 1, 2015. The Company provided notice to the Promissory Note holders on October 30, 2015 indicating its intention to repay such Promissory Notes, however, such inability to accurately determine the required adjustments pursuant to the SPA has forced the Company to defer repayment of such Promissory Notes until such time where the principal amount of the Promissory Notes can be accurately determined (note 17).

The Company is not able to complete the purchase price allocation as the Company has disputed the consideration amount and is currently undergoing negotiations (note 17).

The results of operations of E Vapor Labs have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and E Vapor Labs as if the companies had been combined as of January 1, 2015. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	March 31, 2016	March 31, 2015
Pro forma revenue	$1,356,933	$244,692
Pro forma loss from operations	$(684,263)	$(552,088)
Pro forma net loss	$(905,868)	$(675,968)

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

The results of operations of VaporLiq have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from VaporLiq were not material for the three month period ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of March 31, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

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
		$63,000

The results of operations of 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the three month period ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the three month period ended March 31, 2016, the Company recorded $9,582 in interest expense related to the accretion of the Amounts Owing on Acquisition. At March 31, 2016, the Company owed a total of $356,259 in Amounts Owing on Acquisition, $190,549 of this amount has been recorded as a current liability and the remaining $165,710 has been recorded as a long term liability. The Amounts Owing on Acquisition were fully settled subsequent to March 31, 2016 (note 20).

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
		$157,000

The results of operations of TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the three month period ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2016	December 31, 2015
Vendor deposits	$6,094	$175,700
Prepaid expenses	216,829	88,274
Trade currency	45,000	45,000
Other receivables	41,082	13,352
	$309,005	$322,326

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services account.

6. INVENTORY

Inventory consists of the following:

	March 31, 2016	December 31, 2015
E-liquid bottles - finished goods	$57,301	$65,247
E-liquid components	65,362	57,988
Hardware	39,370	-
Bottles and packaging	33,157	31,465
	$195,190	$154,700

During the year ended December 31, 2015, the Company wrote off $75,964 in obsolete E-cigarette inventory recorded in Charlie’s Club, an e-commerce website of the Company, and Gilla Operations, the Company’s primary operating subsidiary in the United States.

At March 31, 2016, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$37,806	$4,419	$33,387	$1,156
Computer hardware	18,832	5,712	13,120	5,525
Manufacturing equipment	161,785	28,612	133,173	143,668
	$218,423	$38,743	$179,680	$150,349

Depreciation expense for the three month periods ended March 31, 2016 and 2015 amounted to $13,495 and $450 respectively. At March 31, 2016, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. INTANGIBLE ASSETS AND WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$1,417	$8,583	$9,083

Amortization expense on website development for the three month periods ended March 31, 2016 and 2015 amounted to $500 and $4,999 respectively. During the year ended December 31, 2015, the Company impaired the Charlie’s Club website as it was determined to be obsolete due to the shift in direction the Company has pursued from the sale of E-cigarettes to the manufacturing and sale of E-liquid.

The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020 it approximates $1,083.

Intangible assets consist of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
Brands	$90,000	$6,500	$83,500	$88,000
Customer relationships	130,000	9,217	120,783	127,283
	$220,000	$15,717	$204,283	$215,283

Amortization expense on intangible assets for the three month periods ended March 31, 2016 and 2015 amounted to $11,000 and nil respectively. The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $44,000 per year. For the year ending December 31, 2020 it approximates $39,283.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	March 31, 2016	December 31, 2015
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	24,009	22,528
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018 (iii)	128,975	-
	$157,984	$27,528

During the three month period ended March 31, 2016, the Company accrued interest of $1,345 on the above current shareholder loan (March 31, 2015: $1,300). Total accrued interest owing on the current shareholder loans at March 31, 2016 is $8,548 (December 31, 2015: $6,686) which is included in accrued liabilities.

The Company has outstanding long term loans from shareholders as follows:

	March 31, 2016	December 31, 2015
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (i)	$385,000	$361,250
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (ii)	100,000	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018 (iii)	128,975	-
	$613,975	$461,250

(i) On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $385,000) (December 31, 2015: CAD $500,000; USD $361,250) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2017.

The Company accrued interest of $10,386 during the three month period ended March 31, 2016 (March 31, 2015: $8,587) on the Secured Note. Accrued interest owing on the Secured Note at March 31, 2016 is $61,732 (December 31, 2015: $47,617) which is included in accrued liabilities.

(ii) On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2017.

The Company accrued interest of $2,856 during the three month period ended March 31, 2016 (March 31, 2015: $2,585) on the Secured Note No.2. Accrued interest owing on the Secured Note No.2 at March 31, 2016 is $16,145 (December 31, 2015: $13,289) which is included in accrued liabilities.

(iii) On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan would be made available to the Company in two equal tranches of CAD $335,000 (USD $257,950) with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) available to the Company at the option of the shareholder on or before May 2, 2016. The Company received Tranche 2 on April 14, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, if made available to the Company, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At March 31, 2016, $128,975 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $1,165 during the three month period ended March 31, 2016 (March 31, 2015: nil) on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at March 31, 2016 is $1,165 (December 31, 2015: nil) which is included in accrued liabilities.

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

During the three month period ended March 31, 2016, the Company expensed $2,189 (March 31, 2014: $6,943) of interest and standby fees as a result of the Credit Facility.

On January 18, 2016, and in connection to the Term Loan (note 11), the Company and the Lender entered into a loan termination agreement whereby the Company and the Lender terminated and retired the Credit Facility. As a result, the CAD $294,000 in amounts advanced from the Credit Facility and the CAD $3,093 in accrued interest owing on the Credit facility were rolled into the Term Loan.

11. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, a consortium of participants that includes two of the Company’s senior executive officers, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

During the three month period ended March 31, 2016, the Company was advanced $770,000 (CAD $1,000,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 10) as well as CAD $140,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer. During the three month period ended March 31, 2016, the Company expensed $36,597 (March 31, 2015: nil) in interest as a result of the Term Loan.

12. CONVERTIBLE DEBENTURES

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000 of unsecured subordinated convertible debentures (the “Convertible Debentures”), respectively. The Convertible Debentures mature on January 31, 2016 and bear interest at a rate of 12% per annum, which is payable quarterly in arrears. The Convertible Debentures are convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 Convertible Debentures issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders and $50,000 were issued in settlement of loans from related parties.

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (the “Convertible Debenture Units”) for proceeds of $650,000. Each Convertible Debenture Unit consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.2”) and warrants exercisable for the purchase of 5,000 Common Shares of the Company (note 14). The Convertible Debentures No.2 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.2 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.2 at any time after six months from issuance and prior to the maturity date of January 31, 2018. Of the $650,000 Convertible Debentures No.2 issued, $276,000 were issued in settlement of loans from related parties (note 16), $10,000 were issued in settlement of related party consulting fees (note 16), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF results in a debt discount which is accreted over the life of the loan using the effective interest rate. For the three month period ended March 31, 2016, the Company recorded interest expense in the amount of $17,342 (March 31, 2015: $61,777) related to debt discount.

For the face value $650,000 Debenture Units, the relative fair value of the warrants included in the Debenture Units of $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.2 was calculated to be $362,243. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the three months ended March 31, 2016, the Company recorded interest expense in the amount of $4,796 (March 31, 2015: nil) related to debt discount.

The Company received forms of election whereby holders of the Convertible Debentures elected to convert into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures. As at March 31, 2016, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Convertible Debentures Converted	Number of Common Shares Issued
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

On January 25, 2016, the Company received a form of election to convert $23,000 of Convertible Debentures, such Common Shares remain unissued. On March 10, 2016, the Company settled $25,000 in principal of the outstanding Convertible Debentures with a cash payment. The Company is currently in default on the remaining $50,000 of the Convertible Debentures that matured as of January 31, 2016.

During the three month period ended March 31, 2016, the Company recorded interest expense in the amount of $12,964 (March 31, 2015: $7,761) on the Convertible Debentures.

On March 9, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $1,096 with the issuance of Common Shares at $0.15 per share, of which, $358 of interest payable on the Convertible Debentures was settled with a Director of the Company (note 17).

13. COMMON STOCK

Authorized: 300,000,000 Common Shares of $0.0002 par value (the “Common Shares”)

Issued and Outstanding:

	March 31, 2016	December 31, 2015
Common Shares 99,560,923 (December 31, 2015: 99,560,923)	$19,913	$19,913

The Company did not issue any Common Shares during the three month periods ended March 31, 2016 and 2015.

14. WARRANTS

The following schedule summarizes the outstanding warrants:

	March 31, 2016			December 31, 2015
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	8,177,373	$0.25	1.39	1,510,640	$0.25	1.87
Issued	3,050,000	0.23	2.00	6,677,373	0.25	1.73
Expired	(250,000)	0.20	-	(10,640)	0.15	-
End of year	10,977,373	$0.25	1.41	8,177,373	$0.25	1.39

(a) On January 30, 2015, and in connection to a supply and distribution agreement, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 2 years with an exercise price of $0.30 per Common Share.

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

(b) On May 29, 2015, and in connection to a commission agreement, the Company issued 1,000,000 warrants to purchase Common Shares of the Company exercisable over 2 years. The warrants vest in 4 tranches of 250,000 warrants each. Tranche 1 has an exercise price of $0.40 and vested upon execution of the agreement. Tranche 2 has an exercise price of $0.50 and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. Tranche 3 has an exercise price of $0.60 and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. Tranche 4 has an exercise price of $0.70 and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide.

The fair value of these issued warrants of $140,185 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.85%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	298%
Dividend yield	Nil

The Company booked the value of the vested warrants in the amount of $35,362 as prepaid to be expensed over the life of the commission agreement. During the three month period ended March 31, 2016, the Company expensed $4,420 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(c) On July 14, 2015, as part of the consideration for the acquisition of VaporLiq, the Company issued 500,000 warrants to purchase Common shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,975 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	0.51%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	219%
Dividend yield	Nil

(d) On December 30, 2015, and in connection to the Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $26,822 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.88%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	190%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes. During the three month period ended March 31, 2016, the Company expensed $4,446 in financing fees which has been recorded as interest expense.

(e) On December 31, 2015, and in connection to the Debenture Units, the Company issued 3,250,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $516,343 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	1.19%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	265%
Dividend yield	Nil

The value of the warrants along with the BCF represents debt discount on the Convertible Debentures No.2 and is accreted over the life of the loan using the effective interest rate. For the three month period ended March 31, 2016, the Company recorded interest expense in the amount of $4,796 related to debt discount which includes accretion of the BCF (note 13).

(f) On January 18, 2016, and in connection to the Term Loan (note 11), the Company extended the expiration date of the warrants issued on August 1, 2014, for the purchase of 250,000 Common Shares of the Company to be exercisable until December 31, 2017 with an exercise price of $0.30 per Common Share.

The fair value of the extension of these warrants of $30,710 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	0.91%
Expected life	1.95 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $30,710 as prepaid financing fee to be expensed over the life of the Term Loan. During the three month period ended March 31, 2016, the Company expensed $4,214 of the financing fee which has been recorded as interest expense.

(g) On January 18, 2016 and in connection to the Term Loan (note 11), the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,916 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	0.91%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $41,916 as prepaid financing fee to be expensed over the life of the Term Loan. During the three month period ended March 31, 2016, the Company expensed $5,752 of the financing fee which has been recorded as interest expense.

(h) On February 18, 2016 in relation to a consulting agreement, the Company issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

The fair value of these issued warrants of $30,501 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.80%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	275%
Dividend yield	Nil

During the three month period ended March 31, 2016, the Company expensed $8,418 as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(i) On February 18, 2016, in relation to a consulting agreement, the Company issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

The fair value of these issued warrants of $152,503 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.80%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	275%
Dividend yield	Nil

During the three month period ended March 31, 2016, the Company expensed $42,090, as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(j) On March 2, 2016 and in connection to the Loan Agreement (note 9), the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B, if made available to the Company prior to May 2, 2016. On March 3, 2016, the Company closed Loan Tranche A and 500,000 of the purchase warrants became fully vested and exercisable.

The fair value of these issued warrants of $158,995 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	0.91%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	271%
Dividend yield	Nil

The Company booked the value of the vested warrants in the amount of $79,498 as a prepaid to be expensed over the life of the Loan Agreement. During the three month period ended March 31, 2016, the Company expensed $3,312 which has been recorded as interest expense.

15. SHARES TO BE ISSUED

As at March 31, 2016, the Company had $121,000 in shares to be issued consisting of the following:

•	328,571 Common Shares, valued at $0.07 per share, to be issued on conversion of $23,000 of Convertible Debentures;
•	480,000 Common Shares, valued at $0.10 per share, to be issued on the settlement of $48,000 in deferred fees owing to a related party;
•	210,970 Common Shares, valued at $0.142 per share, to be issued on the settlement of $30,000 in consulting fees owing to unrelated parties; and
•	151,745 Common Shares, valued at $0.132 per share, to be issued on the settlement of $20,000 in consulting fees owing to unrelated parties.

The above Common Shares have not yet been issued.

As at December 31, 2015, the Company had $20,000 in shares to be issued consisting of the following:

•	151,745 Common Shares, valued at $0.132 per share, to be issued on settlement of consulting fees owing to unrelated parties.

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

Advances from related parties were as follows:

	March 31, 2016	December 31, 2015
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$284,781	$242,758
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	248,920	196,581
Consulting fees owing to persons related to Officers who are also Directors of the Company	37,257	37,028
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	367,441	355,802
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	28,781	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	78,061	50,976
Consulting fees and director fees payable to Directors of the Company	101,500	83,500
	$1,146,741	$996,939

At March 31, 2016, the Company had deferred amounts of $635,271 (December 31, 2015: $664,022) owing to related parties. The deferred amounts consist of $250,271 (December 31, 2015: $302,772) owing to Officers of the Company, two of which are also Directors and amounts of $385,000 (CAD $500,000) (December 31, 2015: $361,250; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director. The amounts are non-interest bearing and payable on April 1, 2017. During the three month period ended March 31, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares of the Company which have not yet been issued (note 15).

(b)	Interest accrued to related parties were as follows:

	March 31, 2016	December 31, 2015

Interest accrued on advances by Officers of the Company, one of which is also a Director	$154,289	$129,729
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	7,564	2,026
	$161,853	$131,755

(c)	Transactions with related parties were as follows:

During the three month period ended March 31, 2016, the Company expensed $23,271 (March 31, 2015: $9,671) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the three month period ended March 31, 2016, the Company expensed $6,178 (March 31, 2015: $3,847) in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $31,828 (March 31, 2015: $29,187) in travel and entertainment expenses incurred by Officers and Directors of the Company.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares remain unissued (note 15).

During the three month period ended March 31, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, the Common Shares were issued on April 13, 2015.

During the three month period ended March 31, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures, the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	March 31, 2016	March 31, 2015
Directors	$-	$38,250
Officers	81,840	27,322
Corporation owned by two Officers, one of which is also a Director	-	95,505
Persons related to a Director	26,389	15,917
	$108,229	$176,994

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility and Term Loan (notes 10 and 11).

17. COMMITMENTS AND CONTINGENCIES

a) Operating Lease

The future minimum payment under an operating lease for the use of a vehicle amounts to approximately CAD $799 per month. The lease expires on April 30, 2016. Minimum annual lease payments in CAD are as follows:

2016	$799
$799

b) Premises Lease

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2016	$42,083
2017	56,110
$98,193

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On January 6, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dimen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2015, the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction.

d) Employment Agreements

Pursuant to certain employment agreements with the Company’s management, the Company has agreed to pay termination amounts in the first year of up to twelve months of annual entitlements under such agreements, less any amounts paid during the first year, ending on December 1, 2016.

18. FINANCIAL INSTRUMENTS

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivable. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related accounts receivable are subject to normal commercial credit risks. A substantial portion of the Company’s accounts receivable are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At March 31, 2016, the Company booked an allowance of bad debt of $20,108 (December 31, 2015:$20,370) in regards customers with past due amounts. For the three month period ended March 31, 2016, 62% (December 31, 2015: 38%) of the Company’s trade receivables are due from one customer and 91% of the trade receivables are due from two customers. During the three month period ended March 31, 2016, 59% of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2016, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $3,377,345 (December 31, 2015: $1,987,967). Of such amount, the Company has obligations to repay $1,947,660 over the next twelve months with the remaining $1,429,685 becoming due within the following four year period.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash and accounts payable and accrued liabilities that are denominated in CAD and HUF.

Analysis by currency in Canadian and Hungarian equivalents is as follows:

March 31, 2016	Accounts Payable	Accounts Receivable	Cash
CAD	$193,584	$-	$3,253
HUF	$221,298	$12,231	$20,342

The effect of a 10% strengthening of the United States dollar against the Canadian dollar and Hungarian Forint at the reporting date on the CAD and HUF-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $19,033 and $18,873, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $19,033 and $18,873, respectively. During the three month period ended March 31, 2016, amounts denominated in Euros were minimal and did not subject the Company to significant currency risk.

The Company purchases inventory in a foreign currency, at March 31, 2016, the Company included $62,910 (December 31, 2015: $146) in inventory purchased in a foreign currency on its condensed consolidated interim balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

19. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total long-lived assets by geographic location are as follows:

	March 31, 2016	December 31, 2015
Canada	$-	$-
United States	1,641,121	1,624,669
Europe	3,509	2,130
	$1,644,630	$1,626,799

Total sales by geographic location are as follows:

	March 31, 2016	March 31, 2015
Canada	$-	$-
United States	1,316,664	3,804
Europe	40,269	-
	$1,356,933	$3,804

20. SUBSEQUENT EVENTS

On April 15, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with The Mad Alchemist, LLC (“TMA” or the “TMA Vendor”) and the Pennington family, being Joshua Pennington, Nicole Pennington and Mike Simon (collectively, the “Pennington Family”). Subject to the terms and conditions of the Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the Pennington Family and (ii) all remaining consideration payable by the Company to the TMA Vendor under the SPA totaling $400,000 which was due in cash and common stock in exchange for the Company paying to the TMA Vendor and the Pennington Family a total consideration of $133,163 payable as $100,000 in cash and $33,163 in assets as payments in kind. Of the $100,000 payable in cash, $45,000 was paid upon execution of the Settlement Agreement, $27,500 is payable thirty days following the execution of the Settlement Agreement and the remaining $27,500 payable at the later of (i) sixty days following the execution of the Settlement Agreement, or (ii) the completion of the historical audit of the TMA Vendor. In addition, the employment agreements between the Company and Joshua Pennington and Nicole Pennington were mutually terminated and all amounts were fully settled pursuant to the Settlement Agreement.

On April 13, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,750,000 Common Shares of the Company exercisable until April 12, 2018 with an exercise price of $0.25 per Common Share. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017.  If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically cancelled.

On April 14, 2016, under the terms of the Loan Agreement, the Company received Loan Tranche B in the amount CAD $335,000  (note 9). The Company received CAD $100,000 of the amount in cash and the remaining CAD $235,000 is being held in trust to be released on the incurrence of specific expenses.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

Recent Developments

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”), whereby the Lender would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lender in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lender if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the credit facility (the “Credit Facility”), entered into on August 1, 2014, until December 31, 2017, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer will participate in the warrants issued or warrants extended in connection with the Term Loan and both parties have been appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

On January 18, 2016 and in connection to the Term Loan, the Company and the Lender entered into a loan termination agreement (the “Loan Termination Agreement”) whereby the Company and the Lender terminated and retired the Credit Facility.

On January 25, 2016, the Company received a form of election whereby a holder of a convertible debenture (the “Convertible Debentures”) elected to convert a total of $23,000 of the Convertible Debentures into Common Shares of the Company pursuant to the terms of the Convertible Debentures. These Common Shares remain unissued.

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

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan would be made available to the Company in two equal tranches of CAD $335,000 with the first tranche (“Loan Tranche A”) available on the closing date and the second tranche (“Loan Tranche B”) available to the Company at the option of the shareholder on or before May 2, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, if made available to the Company, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable until March 2, 2018 with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B, if made available to the Company prior to May 2, 2016. On March 3, 2016, the Company closed Loan Tranche A and 500,000 of the purchase warrants became fully vested and exercisable.  On April 14, 2016, the Company closed Loan Tranche B and 500,000 of the purchase warrants became fully vested and exercisable.

Subsequent Events

On April 15, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with The Mad Alchemist, LLC (“TMA” or the “TMA Vendor”) and the Pennington family, being Joshua Pennington, Nicole Pennington and Mike Simon (collectively, the “Pennington Family”). Subject to the terms and conditions of the Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the Pennington Family and (ii) all remaining consideration payable by the Company to the TMA Vendor under the share purchase agreement totaling $400,000 which was due in cash and common stock in exchange for the Company paying to the TMA Vendor and the Pennington Family a total consideration of $133,163 payable as $100,000 in cash and $33,163 in assets as payments in kind. Of the $100,000 payable in cash, $45,000 was paid upon execution of the Settlement Agreement, $27,500 is payable thirty days following the execution of the Settlement Agreement and the remaining $27,500 payable at the later of (i) sixty days following the execution of the Settlement Agreement, or (ii) the completion of the historical audit of the TMA Vendor. In addition, the employment agreements between the Company and Joshua Pennington and Nicole Pennington were mutually terminated and all amounts were fully settled pursuant to the Settlement Agreement.

On April 13, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,750,000 Common Shares of the Company exercisable until April 12, 2018 with an exercise price of $0.25 per Common Share. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017.  If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically cancelled.

On May 10, 2016, the U.S. Federal Food & Drug Administration (“FDA”) finalized a new rule, captioned, the “Deeming Tobacco Products To Be Subject to the Federal Food, Drug, and Cosmetic Act”, which extends the FDA’s authority to include the regulation of electronic nicotine delivery systems (such as e-cigarettes and vape pens), all cigars, hookah (waterpipe) tobacco, pipe tobacco and nicotine gels, among others. Going forward, the FDA will be able to review new nicotine products not yet on the market; regulate claims by nicotine product manufacturers and distributers; require evaluation and reporting of the ingredients of nicotine products and how they are made; and require disclosures regarding risks of nicotine products. The final rule goes into effect on August 8, 2016. The Company is assessing the impact of the new FDA rule. Prospective investors are directed to the “Risk Factors” contained in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2015.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

Revenue

For the three month period ended March 31, 2016, the Company generated $1,356,933 in sales from E-liquids, vaporizers, E-cigarettes and accessories (collectively, “E-liquids”) as compared to $3,804 in sales for the three month period ended March 31, 2015. For the three month period ended March 31, 2016, E-liquid sales of $1,316,664 were generated in the United States and $40,269 were generated in Europe.

The Company’s cost of goods sold for the three month period ended March 31, 2016 was $860,946 which represents E-liquids, bottles, hardware and the related packaging as compared to $2,231 for the three month period ended March 31, 2015. Gross profit for the three month period ended March 31, 2016 was $495,987 as compared to $1,573 for the comparative period in 2015.

Operating Expenses

For the three month period ended March 31, 2016, the Company incurred an administrative expense of $1,047,026, consulting fees to related parties of $108,229, depreciation expense of $13,495 and an amortization expense of $11,500. Total operating expenses for the three month period ended March 31, 2016 were $1,180,250. For the three month period ended March 31, 2015, the Company incurred an administrative expense of $365,639, consulting fees to related parties of $176,994, depreciation expense of $450 and an amortization expense of $4,999.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $681,387 is attributable to increased operations as a result of the acquired businesses and organic growth during the period. The decrease in consulting fees due to related parties of $68,765 is attributable to the effects of foreign exchange translation.

Loss from Operations

For the three month period ended March 31, 2016, the Company incurred a loss from operations of $684,263 as compared to a loss from operations of $546,509 for the three month period ended March 31, 2015 due to the reasons discussed above.

Other Expenses

For the three month period ended March 31, 2016, the Company incurred a foreign exchange loss of $77,483, amortization of debt discount of $22,138, and interest expense of $121,984. For the three month period ended March 31, 2015, the Company incurred a foreign exchange gain of $10,084, amortization of debt discount of $61,777 and interest expense of $72,187. For the three month period ended March 31, 2016, the Company incurred total other expenses of $221,605 as compared to $123,880 for the three month period ended March 31, 2015.

Net Loss and Comprehensive Loss

Net loss amounted to $905,868 for the three month period ended March 31, 2016 compared to a loss of $670,389 for the three month period ended March 31, 2015.

Comprehensive loss amounted to $1,030,166 for the three month period ended March 31, 2016 compared to a comprehensive loss of $576,660 for the three month period ended March 31, 2015. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars, Euros and Hungarian Forints to U.S. dollars.

Liquidity and Capital Resources

As at March 31, 2016, the Company had total assets of $2,677,139 (compared to total assets of $2,231,055 at December 31, 2015) consisting of cash and cash equivalents of $33,741, trade receivables of $494,573, inventory of $195,190, other current assets of $309,005, property and equipment of $179,680, website development of $8,583, intangibles of $204,283 and goodwill of $1,252,084. The assets are primarily the result of the acquisitions of E Vapor Labs (see “Acquisition of E Vapor Labs”), VaporLiq and the assets of the Craft Vapes E-liquid brand (see “Acquisition of CV Brands”) and The Mad Alchemist E-liquid brand (see “Acquisition of TMA Brands”).

As at March 31, 2016, the Company had total liabilities of $6,173,315 (compared to total liabilities of $5,000,695 at December 31, 2015) consisting of accounts payable of $1,223,534, accrued liabilities of $265,774, accrued interest due to related parties of $161,853, customer deposits of $1,500, loans from shareholders of $157,984, due to related parties of $1,146,741, promissory notes of $779,128, amounts owing on acquisition of $190,549, convertible debentures of $50,000, term loan of $770,000, long term loans from shareholders of $613,975, long term due to related parties of $635,271, long term amounts owing on acquisitions of $165,710 and long term convertible debentures of $11,296.

At March 31, 2016, the Company had negative working capital of $3,714,554 and an accumulated deficit of $9,656,556.

As at December 31, 2015, the Company had total assets of $2,231,055 consisting of cash and cash equivalents of $81,696, trade receivables of $45,534, inventory of $154,700, other current assets of $322,326, property and equipment of $150,349, website development of $9,083, intangibles of $215,283 and goodwill of $1,252,084.

As at December 31, 2015, the Company had total liabilities of $5,000,695 consisting of accounts payable of $687,767, accrued liabilities of $251,517, accrued interest due to related parties of $131,755, customer deposits of $372,500, loans from shareholders of $27,528, due to related parties of $996,939, promissory notes of $495,193, amounts owing on acquisitions of $150,549, convertible debentures of $80,658, advances on credit facility of $212,415, long term loans from shareholders of $461,250, long term due to related parties of $662,140, long term amounts owing on acquisitions of $196,127, long term promissory notes of $267,857 and long term convertible debentures of $6,500.

At December 31, 2015, the Company had negative working capital of $2,802,565 and an accumulated deficit of $8,750,688.

Net cash used in operating activities

For the three month period ended March 31, 2016, the Company used cash of $737,945 (compared to $226,719 of cash used in operating activities during the three month period ended March 31, 2015) in operating activities to fund administrative, marketing and sales. The increase is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the three month period ended March 31, 2016, net cash used in investing activities was $42,677 compared to nil for the three month period ended March 31, 2015.

Net cash flow from financing activities

For the three month period ended March 31, 2016, net cash provided by financing activities was $715,470 (see “Term Loan” and “Shareholder Loan”) compared to net cash used in financing activities of $308,561 for the three month period ended March 31, 2015.

Acquisition of E Vapor Labs

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc. (“E Vapor Labs”), a Florida based E-liquid manufacturer. The Company purchased E Vapor Labs in order to procure an E-liquid manufacturing platform allowing the Company to secure large private label contracts as well as manufacture its own brands going forward. The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

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

At December 31, 2015, the Company adjusted the Promissory Notes A for the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts. During the three month period ended March 31, 2016, the Company recorded $16,078 in interest expense related to the accretion of the Promissory Notes.

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

The Company is not able to complete the purchase price allocation as the Company has disputed the consideration amount and is currently undergoing negotiations.

The results of operations of E Vapor Labs have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and E Vapor Labs as if the companies had been combined as of January 1, 2015. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	March 31, 2016	March 31, 2015
Pro forma revenue	$1,356,933	$244,692
Pro forma loss from operations	$(684,263)	$(552,088)
Pro forma net loss	$(905,868)	$(675,968)

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

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of March 31, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

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
		$63,000

The results of operations of 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the three month period ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the three month period ended March 31, 2016, the Company recorded $9,582 in interest expense related to the accretion of the Amounts Owing on Acquisition. At March 31, 2016, the Company owed a total of $356,259 in Amounts Owing on Acquisition, $190,549 of this amount has been recorded as a current liability and the remaining $165,710 has been recorded as a long term liability. The Amounts Owing on Acquisition were fully settled subsequent to March 31, 2016.

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
		$157,000

The results of operations of TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the three month period ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, a consortium of participants that includes two of the Company’s senior executive officers, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

During the three month period ended March 31, 2016, the Company was advanced $770,000 (CAD $1,000,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $140,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer. During the three month period ended March 31, 2016, the Company expensed $36,597 (March 31, 2015: nil) in interest as a result of the Term Loan.

Shareholder Loan

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan would be made available to the Company in two equal tranches of CAD $335,000 (USD $257,950) with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) available to the Company at the option of the shareholder on or before May 2, 2016. The Company received Tranche 2 on April 14, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, if made available to the Company, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At March 31, 2016, $128,975 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $1,165 during the three month period ended March 31, 2016 (March 31, 2015: nil) on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at March 31, 2016 is $1,165 (December 31, 2015: nil) which is included in accrued liabilities.

Satisfaction of Our Cash Obligations for the Next 12 Months

The unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2016, the Company has an accumulated deficit of $9,656,556 and a working capital deficiency of $3,714,554 as well as negative cash flows from operating activities of $737,945 for the three month period ended March 31, 2016. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

The unaudited condensed consolidated interim financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc. and its wholly owned subsidiary Gilla Europe Kft.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC.; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these condensed consolidated interim financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian dollars (CAD) which is also their functional currency. The Company’s Irish subsidiary maintains its books in Euros (EUR) which is also its functional currency. The Company’s Hungarian subsidiary maintains its books in the Hungarian Forint (HUF) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States dollars in accordance with provisions of ASC 830, Foreign Currency Matters. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's Canadian and Irish subsidiaries from their functional currencies into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders' equity. The Company has not, to the date of these condensed consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposits, promissory notes, convertible debentures, loans from shareholders, and credit facility and term loan. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:.

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

Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three month period ended March 31, 2016, the Company expensed $45,110 (March 31, 2015: $46,782) as corporate promotions, these amounts have been recorded as administrative expense.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of March 31, 2016, due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.              RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) that have not been previously reported in a Form 8-K, Form 10-Q or Form 10-K, except for the following:

On March 31, 2016, the Company agreed to issue 210,970 Common Shares at $0.142 per Common Share, as a settlement of $30,000 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or to non-U.S. persons pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act. These Common Shares remain unissued.

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

GILLA INC.
(Registrant)

May 16, 2016	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

May 16, 2016	By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer