Form 10-Q
period 2016-06-30
GILLA INC.
filed 2016-08-15
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

100,753,638 Common Shares, $0.0002 Par Value, were issued and outstanding as of August 12, 2016.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$67,701	$81,696
Trade receivables (net of allowance for doubtful accounts $20,615 (December 31, 2015: $20,370))	422,537	45,534
Inventory (note 6)	350,760	154,700
Other current assets (note 5)	388,009	322,326
Total current assets	1,229,007	604,256
Long term assets
Property and equipment (note 7)	173,166	150,349
Website development (note 8)	8,083	9,083
Intangibles (notes 4 and 8)	321,283	215,283
Goodwill (note 4)	889,497	1,252,084
Total long term assets	1,392,029	1,626,799

Total assets	$2,621,036	$2,231,055
LIABILITIES
Current liabilities
Accounts payable	$1,570,145	$687,767
Accrued liabilities (note 9)	321,981	251,517
Accrued interest - related parties (note 16)	189,503	131,755
Customer deposits	84,437	372,500
Loans from shareholders (note 9)	366,304	27,528
Due to related parties (note 16)	1,314,893	996,939
Promissory notes (note 4a)	766,791	495,193
Amounts owing on acquisition (note 4d)	55,000	150,549
Convertible debentures (note 12)	50,000	80,658
Credit facility (note 10)	-	212,415
Term loan (note 11)	767,325	-
Total current liabilities	5,486,379	3,406,821

Long term liabilities
Debentures to be issued (note 12)	50,000
Loans from shareholders (note 9)	668,650	461,250
Due to related parties (note 16)	637,372	662,140
Amounts owing on acquisitions (note 4d)	-	196,127
Promissory notes (note 4a)	-	267,857
Convertible debentures (note 12)	25,444	6,500
Total long term liabilities	1,381,466	1,593,874

Total liabilities	6,867,845	5,000,695

Going concern (note 2)
Related party transactions (note 16)
Commitments and contingencies (note 17)
Subsequent events (note 20)
STOCKHOLDERS’ DEFICIENCY
Common stock:$0.0002 par value, 300,000,000 common shares authorized; 100,753,638 and 99,560,923 common shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively (note 13)	$20,151	$19,913
Additional paid-in capital	6,590,147	5,581,585
Shares to be issued (note 15)	55,710	20,000
Accumulated deficit	(11,148,781)	(8,750,688)
Accumulated other comprehensive income	235,964	359,550
Total shareholders’ deficiency	(4,246,809)	(2,769,640)

Total liabilities and stockholders’ deficiency	$2,621,036	$2,231,055
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Sales revenue	$911,595	$3,837	$2,268,528	$7,641
Cost of goods sold	345,036	294	1,205,982	2,525
Gross profit	566,559	3,543	1,062,546	5,116

Operating expenses
Administrative	1,751,612	239,922	2,798,638	605,561
Consulting fees - related parties (note 16)	111,415	145,454	219,644	322,448
Depreciation	15,015	409	28,510	859
Amortization	43,500	5,000	55,000	9,999
Bad debt expense	(1,198)	-	(1,198)	-
Impairment of goodwill (note 4d)	208,376	-	208,376	-
(Gain) loss on settlement (note 4d and 13)	(245,625)	(16,344)	(245,625)	(16,344)
Total operating expenses	1,883,095	374,441	3,063,345	922,523

Loss from operations	(1,316,536)	(370,898)	(2,000,799)	(917,407)

Other income (expenses):
Foreign exchange	(11,609)	77,780	(89,092)	87,864
Loss on settlement of account receivable	-	(23,344)	-	(23,344)
Amortization of debt discount	(14,148)	(25,832)	(36,286)	(87,609)
Interest expense, net	(149,932)	(76,093)	(271,916)	(148,280)

Total other expenses	(175,689)	(47,489)	(397,294)	(171,369)

Net loss before income taxes	(1,492,225)	(418,387)	(2,398,093)	(1,088,776)
Income taxes	-	-	-	-
Net loss	$(1,492,225)	$(418,387)	$(2,398,093)	$(1,088,776)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.015)	$(0.005)	$(0.024)	$(0.012)

Weighted average number of shares outstanding (basic and diluted)	99,881,520	93,518,581	99,721,221	93,110,566

Comprehensive loss:
Net loss	$(1,492,225)	$(418,387)	$(2,398,093)	$(1,088,776)

Foreign exchange translation adjustment	712	(13,842)	(123,586)	79,887

Comprehensive loss	$(1,491,513)	$(432,229)	$(2,521,679)	$(1,008,889)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
 (Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

Shares to be issued on the conversion of convertible debentures	-	-	-	23,000	-	-	23,000

Shares issued for settlement of deferred fees owing to a related party	480,000	96	76,704	-	-	-	76,800

Shares issued for settlement of consulting fees	562,715	112	78,668	(20,000)	-	-	58,780

Shares issued for employment income to a related party	150,000	30	20,970	-	-	-	21,000

Shares to be issued for settlement of consulting fees	-	-	-	32,710	-	-	32,710

Issuance of warrants	-	-	714,682	-	-	-	714,682

Embedded conversion feature of convertible debentures	-	-	117,538	-	-	-	117,538

Foreign currency translation gain	-	-	-	-	-	(123,586)	(123,586)

Net loss	-	-	-	-	(2,398,093)	-	(2,398,093)

Balance, June 30, 2016	100,753,638	$20,151	$6,590,147	$55,710	$(11,148,781)	$235,964	$(4,246,809)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,398,093)	$(1,088,776)
Items not requiring an outlay of cash
Depreciation	28,510	859
Amortization	55,000	9,999
Stock based compensation	355,803	147,723
Amortization of debt discount	36,286	87,609
(Gain) on settlement of debt	(245,625)	(16,344)
Loss on settlement of accounts receivable	-	23,344
Interest on amounts owing on acquisition	9,583	-
Bad debt expense	(1,198)
Interest on promissory notes	23,246	-
Impairment of goodwill	208,376	-
Changes in operating assets and liabilities
Trade receivable	(390,111)	8,252
Other current assets	156,007	31,437
Inventory	(198,863)	2,525
Accounts payable	945,590	112,590
Accrued liabilities	42,464	15,435
Customer deposits	(287,930)	80,000
Amounts owing on acquisition	(45,000)	-
Due to related parties	329,130	238,105
Accrued interest-related parties	57,748	41,999
Net cash used in operating activities	(1,319,077)	(305,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(60,290)	-
Net cash used in investing activities	(60,290)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	435,353	-
Repayments to term loan	(6,875)	-
Repayments to credit facility	-	(260,262)
Shareholder loans received	518,714	255,071
Proceeds from related parties	236,462	58,933
Repayments to related parties	(133,031)	-
Proceeds from sale of convertible debentures	351,500	-
Repayment of convertible debentures	(25,000)	-
Net cash provided by financing activities	1,377,123	53,742
Effect of exchange rate changes on cash	(11,751)	5,893

Net increase (decrease) in cash	(13,995)	(245,608)

Cash at beginning of period	81,696	496,724

Cash at end of period	$67,701	$251,116

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$59,479	$15,173
Cash paid for income taxes	$-	$-

Non cash financing activities:
Debentures issued for settlement of related party fees	$20,000	$-
Debentures issued for settlement of accounts payable	$10,000	$-
Debentures issued for settlement of related party loans	$35,000	$-
Common stock issued for payment of consulting fees payable	$-	$33,000
Common stock issued for settlement of interest payable	$-	$1,096
Common stock issued for settlement of accounts payable	$-	$44,946
Common stock issued in settlement of deferred related party fees	$48,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
June 30, 2016
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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation of smoking. Gilla’s product portfolio includes Coil Glaze, The Drip Factory, Surf Sauce, Siren, VaporLiq, Vapor’s Dozen, Craft Vapes, Craft Clouds, Vape Warriors, Miss Pennysworth’s Elixirs, The Mad Alchemist, Replicant and Crown E-liquid brands.

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2016, the Company has an accumulated deficit of $11,148,781 and a working capital deficiency of $4,257,372 as well as negative cash flows from operating activities of $1,319,077 for the six month period ended June 30, 2016. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

(b)
Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the six month period ended June 30, 2016, the Company expensed $158,553 (June 30, 2015: $67,597) as corporate promotions, these amounts have been recorded as administrative expense.

(c)
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

Assets acquired:	Allocation	Measurement Period Adjustments	Final Allocation
Cash	$22,942	-	$22,942
Receivables	48,356	(1,705)	46,651
Other current assets	21,195	-	21,195
Inventory	122,309	4,428	126,737
Fixed assets	118,867	7	118,874
Intangible assets	-	160,000	160,000
Goodwill	847,265	(154,235)	693,030
Total assets acquired	$1,180,934		$1,189,429

Liabilities assumed:
Accounts payable	$206,252	-	$206,252
Accrued liabilities	-	28,000	28,000
Loan payable	25,000	-	25,000
Total liabilities assumed	$231,252		$259,252

Consideration:
Cash	$225,000	-	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026	19,505	176,521
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555	-	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101	-	253,101
Total consideration	$949,682		$930,177

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

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts. During the six month period ended June 30, 2016, the Company recorded $23,246 in interest expense related to the accretion of the Promissory Notes.

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

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to E Vapor Lab’s existing and potential customers. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows:
	Estimated Useful Life (in years)	Amount
Brands	5	$20,000
Customer relationships	5	140,000
		$160,000

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

	June 30, 2016	June 30, 2015
Pro forma revenue	$2,268,528	$524,412
Pro forma loss from operations	$(1,966,077)	$(706,803)
Pro forma net loss	$(2,399,693)	$(889,828)

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

The results of operations of VaporLiq have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from VaporLiq were not material for the six month period ended June 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of June 30, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

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
		$63,000

The results of operations of 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the six month period ended June 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the six month period ended June 30, 2016, the Company recorded $9,582 in interest expense related to the accretion of the Amounts Owing on Acquisition.

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
		$157,000

The results of operations of TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the six month period ended June 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

On April 15, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with TMA and the Pennington family, being Joshua Pennington, Nicole Pennington and Mike Simon (collectively, the “Pennington Family”). Subject to the terms and conditions of the Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the Pennington Family and (ii) all remaining consideration payable by the Company to TMA under the asset purchase agreement totaling $400,000 which was due in cash and common stock in exchange for the Company paying to TMA and the Pennington Family a total consideration of $133,163 payable as $100,000 in cash and $33,163 in assets as payments in kind. Of the $100,000 payable in cash, $45,000 was paid upon execution of the Settlement Agreement, $27,500 was payable thirty days following the execution of the Settlement Agreement and the remaining $27,500 payable at the later of (i) sixty days following the execution of the Settlement Agreement, or (ii) the completion of the historical audit of the TMA. As a result of the Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at June 30, 2016, $55,000 remains payable to TMA and the Pennington Family. In addition, the employment agreements between the Company and Joshua Pennington and Nicole Pennington were mutually terminated and all amounts were fully settled pursuant to the Settlement Agreement. Due to change in circumstance, the Company tested goodwill for impairment and as a result, the Company has fully impaired goodwill related to TMA in the amount of $208,376 which represents the value of workforce and business acumen acquired.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2016	December 31, 2015
Vendor deposits	$6,094	$175,700
Prepaid expenses	237,430	88,274
Trade currency	45,000	45,000
Other receivables	99,485	13,352
	$388,009	$322,326

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services account.

6. INVENTORY

Inventory consists of the following:

	June 30, 2016	December 31, 2015
E-liquid bottles - finished goods	$70,834	$65,247
E-liquid components	101,824	57,988
Hardware	108,050	-
Bottles and packaging	70,052	31,465
	$350,760	$154,700

During the year ended December 31, 2015, the Company wrote off $75,964 in obsolete E-cigarette inventory recorded in Charlie’s Club, an e-commerce website of the Company, and Gilla Operations, the Company’s primary operating subsidiary in the United States.

At June 30, 2016, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings (note 9).

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$51,758	$7,973	$43,785	$1,156
Computer hardware	21,962	7,214	14,748	5,525
Manufacturing equipment	151,797	37,164	114,633	143,668
	$225,517	$52,351	$173,166	$150,349

Depreciation expense for the three and six month periods ended June 30, 2016 amounted to $15,015 and $28,510, respectively. Depreciation expense for the three and six month periods ended June 30, 2015 amounted to $409 and $859, respectively. At June 30, 2016, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings (note 9).

8. INTANGIBLE ASSETS AND WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$1,917	$8,083	$9,083

Amortization expense on website development for the three and six month periods ended June 30, 2016 amounted to $500 and $1,000, respectively. Amortization expense on website development for the three and six month periods ended June 30, 2015 amounted to $5,000 and $9,999, respectively. During the year ended December 31, 2015, the Company impaired the Charlie’s Club website as it was determined to be obsolete due to the shift in direction the Company has pursued from the sale of E-cigarettes to the manufacturing and sale of E-liquid.

The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020 it approximates $1,083.

Intangible assets consist of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
Brands	$110,000	$15,000	$95,000	$88,000
Customer relationships	270,000	43,717	226,283	127,283
	$380,000	$58,717	$321,283	$215,283

Amortization expense on intangible assets for the three and six month periods ended June 30, 2016 amounted to $43,000 and $54,000 respectively. Amortization expense on intangible assets for the three and six month periods ended June 30, 2015 amounted to nil. The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $76,000 per year. For the year ending December 31, 2020 it approximates $55,283.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	June 30, 2016	December 31, 2015
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment	24,140	22,528
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018 (iv)	337,164	-
	$366,304	$27,528

During the three and six month period ended June 30, 2016, the Company accrued interest of $1,452 and $2,797 on the above current shareholder loan (June 30, 2015: $2,045 and $3,345). Total accrued interest owing on the current shareholder loans at June 30, 2016 is $10,090 (December 31, 2015: $6,686) which is included in accrued liabilities.

The Company has outstanding long term loans from shareholders as follows:

	June 30, 2016	December 31, 2015
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (i)	$387,100	$361,250
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (ii)	100,000	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018 (iv)	181,550	-
	$668,650	$461,250

(i) On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $387,100) (December 31, 2015: CAD $500,000; USD $361,250) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2017.

The Company accrued interest of $10,999 and $21,385 during the three and six month periods ended June 30, 2016 (June 30, 2015: $10,599 and $19,186), respectively, on the Secured Note. Accrued interest owing on the Secured Note at June 30, 2016 is $73,392 (December 31, 2015: $47,617) which is included in accrued liabilities.

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

The Company accrued interest of $2,928 and $5,784 during the three and six month periods ended June 30, 2016 (June 30, 2015: $2,650 and $5,236) on the Secured Note No.2. Accrued interest owing on the Secured Note No.2 at June 30, 2016 is $7,786 (December 31, 2015: $13,289) which is included in accrued liabilities.

(iii)            On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $240,180) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note. In connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share, see note 14(c). No interest was accrued on this note during the six month periods ended June 30, 2015 and 2014. On December 31, 2015, the Secured Note No.3 and all accrued interest owing with the issuance of $227,000 of Convertible Debenture Units.

(iv)       On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $259,357), for a total loan amount of CAD $670,000 (USD $518,714), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At June 30, 2016, CAD $52,000 (USD $40,258) of the Loan Tranche B is being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At June 30, 2016, $337,164 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $6,970 and $8,135 during the three and six month periods ended June 30, 2016 (June 30, 2015: nil), respectively, on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at June 30, 2016 is $8,347 (December 31, 2015: nil) which is included in accrued liabilities. At June 30, 2016, the Company owes the lender $25,936 in principal payments.

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

During the three and six month periods ended June 30, 2016, the Company expensed $2,189 (June 30, 2015: $13,772) of interest and standby fees as a result of the Credit Facility.

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

During the six month period ended June 30, 2016, the Company was advanced $770,000 (CAD $1,000,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 10) as well as CAD $140,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer. During the three and six month periods ended June 30, 2016, the Company expensed $29,826 and $52,839 (June 30, 2015: nil), respectively, in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the six month period ended June 30, 2016, the Company paid $51,208 to the Lender consisting of $44,333 in interest and $6,875 in principal payments and at June 30, 2016, the Company owes the lender $27,803 consisting of $10,063 in interest and $17,740 in principal payments, these amounts were paid on July 15, 2016 as per the terms of the Cash Sweep.

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

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debenture Units No.2”) for proceeds of $375,000. Each Convertible Debenture Unit No.2 consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.3”) and warrants exercisable for the purchase of 10,000 Common Shares of the Company (note 14). The Convertible Debentures No.3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.3 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.3 at any time after six months from issuance and prior to the maturity date of January 31, 2018. For Canadian purchasers, the Company may only force conversion of the Convertible Debentures No.3 at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 Convertible Debentures No.3 issued, $55,000 were issued in settlement of amounts owing to related parties (note 16), and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the Convertible Debentures No.3.

The Company evaluated the terms and conditions of the Convertible Debentures, Convertible Debentures No.2 and Convertible Debentures No. 3 under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Convertible Debentures, Convertible Debentures No.2 and Convertible Debentures No. 3 were issued as an exchange of nonconvertible instruments at the nonconvertible instruments maturity date, the guidance of ASC 470-20-30-19 & 20 was applied. The fair value of the newly issued Convertible Debentures was equal to the redemption amounts owed at the maturity date of the original instruments. Therefore there was no gain or loss on extinguishment of debt recorded. After the exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF results in a debt discount which is accreted over the life of the loan using the effective interest rate. For the three and six month period ended June 30, 2016, the Company recorded interest expense in the amount of $17,342 (June 30, 2015: $25,832 and $87,609) related to debt discount.

For the face value $650,000 Convertible Debenture Units, the relative fair value of the warrants included in the Convertible Debenture Units of $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.2 was calculated to be $362,243. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the three and six months ended June 30, 2016, the Company recorded interest expense in the amount of $8,334 and $13,130 (June 30, 2015: nil) related to debt discount.

For the face value $375,000 Debenture Units No.2, the relative fair value of the warrants included in the Convertible Debenture Units No.2 of $234,737 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.3 was calculated to be $140,263. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, which is net of transaction costs, was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the three and six months ended June 30, 2016, the Company recorded interest expense in the amount of $5,814 (June 30, 2015: nil) related to debt discount.

Since issuance of the Convertible Debenture Units and Convertible Debenture Units No.2, the Company has accreted $19,630 and $5,814, respectively, related to discount for a total amount of $25,444 which has been recorded as a long term liability on the balance sheet.

The Company received forms of election whereby holders of the Convertible Debentures elected to convert into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures. As at June 30, 2016, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Convertible Debentures Converted	Number of Common Shares Issued
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

On January 25, 2016, the Company received a form of election to convert $23,000 of Convertible Debentures, such Common Shares remain unissued. On March 10, 2016, the Company settled $25,000 in principal of the outstanding Convertible Debentures with a cash payment. On June 30, 2016, the Company was in default on the remaining $50,000 of the Convertible Debentures that matured as of January 31, 2016. On July 6, 2016, the Company settled the remaining $50,000 in principal of the Convertible Debentures and agreed to pay to the holders such principal in monthly payments ending on November 1, 2016.

During the six month period ended June 30, 2016, the Company received $50,000 from unrelated parties for the purchase of Convertible Debenture Units No.2. The debentures are recorded as debentures to be issued under long term liabilities on the balance sheet.

During the three and six month periods ended June 30, 2016, the Company recorded interest expense in the amount of $18,816 and $31,780 (June 30, 2015: $6,672 and $14,433) on the Convertible Debentures.

On March 9, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $1,096 with the issuance of Common Shares at $0.15 per share, of which, $358 of interest payable on the Convertible Debentures was settled with a Director of the Company (note 17).

13. COMMON STOCK

During the six month period ended June 30, 2016, the Company:

●
Issued 480,000 Common Shares at $0.10 per share for settlement of $48,000 in deferred fees owing to a related party (note 16). The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $76,800. The balance of $28,000 has been recorded as a loss on settlement of debt;

●
Issued 562,715 Common Shares at an average price of $0.141 per share for settlement of $79,154 in consulting fees. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $78,780. The balance of $374 has been recorded as a gain on settlement of debt; and

●	Issued 150,000 Common Shares at $0.14 per share for $21,000 in related party employment income (note 16).

During the six month period ended June 30, 2015, the Company:

●	Issued 4,918 Common Shares at $0.15 per share for settlement of $738 in interest payable on Convertible Debentures to unrelated parties;
●	Issued 2,385 Common Shares at $0.15 per share for settlement of $358 in interest payable to a Director of the Company;
●	Issued 514,285 Common Shares at $0.07 per share as a result of the conversion of $36,000 of Convertible Debentures;
●	Issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures;
●	Issued 300,000 Common Shares at $0.11 per share as compensation for $33,000 in consulting fees to an unrelated party; and
●
Issued 408,597 Common Shares valued at a fair value of $0.11 per share for settlement of $61,290 in marketing costs owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $44,946. The balance of $16,344 has been recorded as a gain on settlement of debt.

14. WARRANTS

The following schedule summarizes the outstanding warrants:

	June 30, 2016			December 31, 2015
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	8,177,373	$ 0.25	1.39	1,510,640	$0.25	1.87
Issued	8,635,000	0.22	2.00	6,677,373	0.25	1.73
Expired	(750,000)	0.17	-	(10,640)	0.15	-
End of year	16,062,373	$ 0.24	1.44	8,177,373	$0.25	1.39

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

The Company booked the value of the vested warrants in the amount of $35,362 as prepaid to be expensed over the 2 year life of the commission agreement. During the six month period ended June 30, 2016, the Company expensed $8,840 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(c) On June 29, 2015, and in connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share. The fair value of these issued warrants of $40,643 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.14
Risk-free interest rate	0.51%
Expected life	1 year
Estimated volatility in the market price of the Common Shares	166%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over six months which is the life of the Secured Note No.3. No amounts were expensed related to this prepaid during the six month periods ended June 30, 2016 and 2015.

(d) On July 14, 2015, as part of the consideration for the acquisition of VaporLiq, the Company issued 500,000 warrants to purchase Common shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,975 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	0.51%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	219%
Dividend yield	Nil

 (e) On December 30, 2015, and in connection to the Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $26,822 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.88%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	190%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes. During the six month period ended June 30, 2016, the Company expensed $8,892 in financing fees which has been recorded as interest expense.

(f) On December 31, 2015, and in connection to the Debenture Units, the Company issued 3,250,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $516,343 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	1.19%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	265%
Dividend yield	Nil

The value of the warrants along with the BCF represents debt discount on the Convertible Debentures No.2 and is accreted over the life of the loan using the effective interest rate. For the six month period ended June 30, 2016, the Company recorded interest expense in the amount of $13,130 related to debt discount which includes accretion of the BCF (note 12).

(g) On January 18, 2016, and in connection to the Term Loan (note 11), the Company extended the expiration date of the warrants issued on August 1, 2014, for the purchase of 250,000 Common Shares of the Company to be exercisable until December 31, 2017 with an exercise price of $0.30 per Common Share.

The fair value of the extension of these warrants of $30,710 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	0.91%
Expected life	1.95 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $30,710 as prepaid financing fee to be expensed over the life of the Term Loan. During the six month period ended June 30, 2016, the Company expensed $9,467 of the financing fee which has been recorded as interest expense.

(h) On January 18, 2016 and in connection to the Term Loan (note 11), the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $41,916 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	0.91%
Expected life	1.95 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $41,916 as prepaid financing fee to be expensed over the life of the Term Loan. During the six month period ended June 30, 2016, the Company expensed $12,921 of the financing fee which has been recorded as interest expense.

(i) On February 18, 2016 in relation to a consulting agreement, the Company issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

The fair value of these issued warrants of $30,501 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.80%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	275%
Dividend yield	Nil

During the six month period ended June 30, 2016, the Company expensed $16,511 as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(j) On February 18, 2016, in relation to a consulting agreement, the Company issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

The fair value of these issued warrants of $152,503 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.80%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	275%
Dividend yield	Nil

During the six month period ended June 30, 2016, the Company expensed $82,556, as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(k) On March 2, 2016 and in connection to the Shareholder Loan (note 9), the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the purchase warrants became fully vested and exercisable.

The fair value of these issued warrants of $158,995 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	0.91%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	271%
Dividend yield	Nil

The Company booked the value of the vested warrants in the amount of $158,995 as a prepaid to be expensed over the life of the Shareholder Loan. During the six month period ended June 30, 2016, the Company expensed $22,083 which has been recorded as interest expense.

(l) On April 13, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,750,000 Common Shares of the Company exercisable until April 12, 2018 with an exercise price of $0.25 per Common Share. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically cancelled.

The fair value of these issued warrants of $241,754 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.88%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	264%
Dividend yield	Nil

During the six month period ended June 30, 2016, the Company expensed $135,032 as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(m) On May 20, 2016, and in connection to the Convertible Debenture Units No.2, the Company issued 3,750,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The relative fair value of these issued warrants of $234,737 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	1.03%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	259%
Dividend yield	Nil

The value of the warrants along with the BCF represents debt discount on the Convertible Debentures No.3 and is accreted over the life of the loan using the effective interest rate. For the six month period ended June 30, 2016, the Company recorded interest expense in the amount of $5,814 related to debt discount which includes accretion of the BCF (note 12).

(n) On May 20, 2016, and as commission payment related to the issuance of the Convertible Debenture Units No.2, the Company issued 85,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $14,225 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	1.03%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	259%
Dividend yield	Nil

The value of the warrants were recorded as a reduction to the proceeds received for the Convertible Debentures No.3 (note 12).

15. SHARES TO BE ISSUED

As at June 30, 2016, the Company had $55,710 in shares to be issued consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued on conversion of $23,000 of Convertible Debentures;
●
192,308 Common Shares, valued at $0.156 per share, to be issued on the settlement of $30,000 in consulting fees owing to a shareholder; and
●
17,370 Common Shares, valued at $0.156 per share, to be issued on the settlement of $2,710 in consulting fees owing to unrelated parties.

The above Common Shares have not yet been issued.

As at December 31, 2015, the Company had $20,000 in shares to be issued consisting of the following:

●
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

Advances from related parties were as follows:

	June 30, 2016	December 31, 2015
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$485,014	$242,758
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	206,830	196,581
Consulting fees owing to persons related to Officers who are also Directors of the Company	29,175	37,028
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	379,780	355,802
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	16,096	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	88,273	50,976
Consulting fees and director fees payable to Directors of the Company	109,725	83,500
	$1,314,893	$996,939

At June 30, 2016, the Company had deferred amounts of $637,372 (December 31, 2015: $662,140) owing to related parties. The deferred amounts consist of $250,271 (December 31, 2015: $300,890) owing to Officers of the Company, two of which are also Directors and amounts of $387,100 (CAD $500,000) (December 31, 2015: $361,250; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director. The amounts are non-interest bearing and payable on April 1, 2017. During the six month period ended June 30, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares of the Company (note 13).

(b)	Interest accrued to related parties were as follows:

	June 30, 2016	December 31, 2015

Interest accrued on advances by Officers of the Company, one of which is also a Director	$176,326	$129,729
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	13,177	2,026
	$189,503	$131,755

(c)	Transactions with related parties were as follows:

During the six month period ended June 30, 2016, the Company expensed $48,080 (June 30, 2015: $19,433) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the six month period ended June 30, 2016, the Company expensed $11,024 (June 30, 2015: $6,357) in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $136,773 (June 30, 2015: $44,591) in travel and entertainment expenses incurred by Officers and Directors of the Company.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares were issued on May 19, 2016 (note 13).

On May 20, 2016, the Company issued $55,000 of Convertible Debentures No.3 to related parties consisting of $10,000 to a person related to an Officer and Director for settled of fees payable, $10,000 to a Director of the Company for settlement of Director fees payable and $35,000 to a corporation owned by two Officers of the Company, one of which is also a Director, for settlement of loans payable.

On May 20, 2016, the Company issued $15,000 of Convertible Debentures No.2 to two Directors of the Company for cash.

On June 17, 2016, the Company issued 150,000 Common Shares at a price of $0.14 per Common Share to a person related to an Officer and Director of the Company on the signing of a new employment agreement.

During the six month period ended June 30, 2015, the Company settled $358 of interest payable on Convertible Debentures with a Director of the Company at $0.15 per share, and the Common Shares were issued on April 13, 2015.

During the six month period ended June 30, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures, and the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:
	June 30, 2016	June 30, 2015
Directors	$-	$49,500
Officers	165,122	108,582
Corporation formerly related by virtue of common Officers and a common Director	-	36,436
Corporation owned by two Officers, one of which is also a Director	-	95,949
Persons related to a Director	54,522	31,981
	$219,644	$322,448

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility and Term Loan (notes 10 and 11).

17. COMMITMENTS AND CONTINGENCIES

a) Premises Lease

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2016	$28,055
2017	56,110
$84,165

b) Litigation

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

c) Employment Agreements

Pursuant to certain employment agreements with the Company’s management, the Company has agreed to pay termination amounts in the first year of up to twelve months of annual entitlements under such agreements, less any amounts paid during the first year, ending on December 1, 2016.

d) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the six month period ended June 30, 2016 the Company has accrued $25,000 in charitable contributions regarding this agreement.

e) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. During the six month period ended June 30, 2016, the Company made no payments related to the royalty agreement.

18. FINANCIAL INSTRUMENTS

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivable. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related accounts receivable are subject to normal commercial credit risks. A substantial portion of the Company’s accounts receivable are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At June 30, 2016, the Company booked an allowance of bad debt of $20,615 (December 31, 2015:$20,370) in regards customers with past due amounts. For the six month period ended June 30, 2016, 60% (December 31, 2015: 38%) of the Company’s trade receivables are due from one customer and 80% of the trade receivables are due from four customers. During the six month period ended June 30, 2016, 36% of the Company’s sales were to one customer and 54% of the Company’s sales were from two customers.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2016, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $5,410,644 (December 31, 2015: $1,987,967). Of such amount, the Company has obligations to repay $3,666,994 over the next twelve months with the remaining $1,743,650 becoming due within the following four year period.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash and accounts payable and accrued liabilities that are denominated in CAD and HUF.

Analysis by currency in Canadian and Hungarian equivalents is as follows:

June 30, 2016	Accounts Payable	Accounts Receivable	Cash
CAD	$265,730	$-	$11,196
HUF	$260,763	$90,472	$12,487

The effect of a 10% strengthening of the United States dollar against the Canadian dollar and Hungarian Forint at the reporting date on the CAD and HUF-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $25,453 and $15,780, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $25,453 and $15,780, respectively. During the six month period ended June 30, 2016, amounts denominated in Euros were minimal and did not subject the Company to significant currency risk.

The Company purchases inventory in a foreign currency, at June 30, 2016, the Company included $147,656 (December 31, 2015: $146) in inventory purchased in a foreign currency on its condensed consolidated interim balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

19. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total long-lived assets by geographic location are as follows:

	June 30, 2016	December 31, 2015
Canada	$1,045	$-
United States	1,376,242	1,624,669
Europe	14,742	2,130
	$1,392,029	$1,626,799

Total sales by geographic location are as follows:

	June 30, 2016	June 30, 2015
Canada	$-	$-
United States	1,838,191	7,641
Europe	430,337	-
	$2,268,528	$7,641

20. SUBSEQUENT EVENTS

On July 15, 2016, the Company and the Lenders of the Term Loan (note 11) entered into a Term Loan Amendment (the “Term Loan Amendment”) in which the Lenders agreed to extend to the Company an additional CAD $600,000 in principal to increase the Term Loan facility up to the aggregate principal amount of CAD $1,600,000. The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both beneficial investors in the consortium and have each committed to provide CAD $150,000 of the principal amount of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer shall participate in the warrants issued or warrants extended in connection with the Term Loan Amendment.

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued 300,000 warrants for the purchase of Common Stock at an exercise price of $0.20 per share, such warrants expiring on December 31, 2018. The Company also extended the expiration dates of i) the 250,000 warrants issued on January 18, 2016 in connection to the Term Loan and ii) the 250,000 warrants issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan both until December 31, 2018, with all other terms of the warrants remaining the same.

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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation of smoking. Gilla’s product portfolio includes Coil Glaze, The Drip Factory, Surf Sauce, Siren, VaporLiq, Vapor’s Dozen, Craft Vapes, Craft Clouds, Vape Warriors, Miss Pennysworth’s Elixirs, The Mad Alchemist, Replicant and Crown E-liquid brands.

Recent Developments

On December 31, 2015, the Company agreed to issue 151,745 Common Shares at a price of $0.132 per Common Share, as a settlement of $20,000 in consulting fees owed to unrelated parties. On June 17, 2016, 113,809 of these Common Shares were issued and the remaining 37,936 Common Shares were issued on June 27, 2016 at a fair value of $0.14 per Common Share.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares were issued on May 19, 2016 at a fair value of $0.14 per Common Share.

On March 31, 2016, the Company agreed to issue 210,970 Common Shares at a price of $0.142 per Common Share, as a settlement of $30,000 in consulting fees owed to unrelated parties. On June 17, 2016, 175,808 of these Common Shares were issued and the remaining 35,162 Common Shares were issued on June 27, 2016 at a fair value of $0.14 per Common Share.

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

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debenture Units No.2”) for proceeds of $375,000. Each Convertible Debenture Unit No.2 consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.3”) and warrants exercisable for the purchase of 10,000 Common Shares of the Company. The Convertible Debentures No.3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.3 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.3 at any timeafter six months from issuance and prior to the maturity date of January 31, 2018. For Canadian purchasers, the Company may only force conversion of the Convertible Debentures No.3 at such time that the Company is a reporting issuer within the jurisdiction of Canada. Each full warrant issued in the Convertible Debenture Unit No.2 entitles the holder to purchase one Common Share of the Company exercisable over twenty-four months with an exercise price of $0.20 per Common Share. The proceeds of the Convertible Debenture Units No.2 were used for capital expenditures, marketing expenditures and working capital. On May 20, 2016 and in connection to the Convertible Debentures Units No.2, the Company paid a placement agent fee of $8,500 and issued placement agent warrants exercisable for the purchase of 85,000 Common Shares of the Company, exercisable for a period of twenty-four months with an exercise price of $0.20 per Common Share.

On June 17, 2016, the Company issued 200,000 Common Shares at a price of $0.146 per Common Share, as a settlement of $29,154 in consulting fees owed to unrelated parties. These Common Shares had a fair value of $0.14 per Common Share.

On June 17, 2016, the Company issued 150,000 Common Shares at a price of $0.14 per Common Share to a related party as $21,000 in employment income. These Common Shares had a fair value of $0.14 per Common Share.

On June 29, 2016, Mr. Gerald Goldberg was appointed as a member of the Board of Directors of the Company. On June 29, 2016, the Board of Directors appointed Gerald Goldberg, Henry J. Kloepper and Dr. Blaise A. Aguirre to serve as members of the Company’s Audit Committee with Gerald Goldberg serving as Chairman of the Audit Committee.

On June 30, 2016, the Company agreed to issue 209,678 Common Shares at a price of $0.156 per Common Share, as a settlement of $32,710 in consulting fees owed to unrelated parties. These Common Shares remain unissued.

Subsequent Events

On July 15, 2016, the Company entered into a term loan amendment (the “Term Loan Amendment”) with a consortium of participants that includes two of the Company’s senior executive officers (the “Lender”) to amend certain terms and conditions of the term loan (the “Term Loan”), entered into on January 18, 2016. Pursuant to the Term Loan Amendment, the Lender agreed to extend to the Company an additional six hundred thousand Canadian dollars (CAD $600,000) in principal to increase the Term Loan facility up to the aggregate principal amount of one million six hundred thousand Canadian dollars (CAD $1,600,000). The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued 300,000 warrants for the purchase of Common Shares of the Company at an exercise price of $0.20 per Common Share, such warrants expiring on December 31, 2018. The Company also extended the expiration dates of i) the 250,000 warrants issued on January 18, 2016 in connection to the Term Loan and ii) the 250,000 warrants issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan both until December 31, 2018, with all other terms of the warrants remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both beneficial investors in the consortium and have each committed to provide a total of one hundred and fifty thousand Canadian dollars (CAD $150,000) of the principal amount of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer shall participate in the warrants issued or warrants extended in connection with the Term Loan Amendment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Revenue

For the three month period ended June 30, 2016, the Company generated $911,595 in sales from E-liquids, vaporizers, E-cigarettes and accessories (collectively, “E-liquid”) as compared to $3,837 in sales for the three month period ended June 30, 2015.

For the six month period ended June 30, 2016, the Company generated $2,268,528 in sales from E-liquid as compared to $7,641 in sales for the six month period ended June 30, 2015. For the six month period ended June 30, 2016, E-liquid sales of $1,838,191 were generated in the United States and $430,337 were generated in Europe. .

The Company’s cost of goods sold for the three month period ended June 30, 2016 was $345,036 which represents E-liquid, bottles, hardware and the related packaging as compared to $294 for the three month period ended June 30, 2015. Gross profit for the three month period ended June 30, 2016 was $566,559 as compared to $3,543 for the comparative period in 2015.

The Company’s cost of goods sold for the six month period ended June 30, 2016 was $1,205,982 which represents E-liquid, bottles, hardware and the related packaging as compared to $2,525 for the six month period ended June 30, 2015. Gross profit for the six month period ended June 30, 2016 was $1,062,546 as compared to $5,116 for the comparative period in 2015.

Operating Expenses

For the three month period ended June 30, 2016, the Company incurred an administrative expense of $1,751,612, consulting fees to related parties of $111,415, depreciation expense of $15,015, amortization expense of $43,500, bad debt recovery of $1,198, impairment of goodwill of $208,376 and a gain on settlement of $245,625. For the three month period ended June 30, 2015, the Company incurred an administrative expense of $239,922, consulting fees to related parties of $145,454, depreciation expense of $409, amortization expense of $5,000 and a gain on settlement of $16,344. Total operating expenses for the three month period ended June 30, 2016 were $1,883,095 as compared to $374,441 for the three month period ended June 30, 2015.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $1,511,690 is attributable to increased operations as a result of the acquired businesses and organic growth during the period. The decrease in consulting fees due to related parties of $34,039 is attributable to the effects of foreign exchange translation. The gain on settlement of $245,625 is attributable to the settlement of consideration and compensation payable to a vendor of the acquisition of the TMA Brands (see “Acquisition of CV Brands”). As a result of the settlement, the Company also tested and impaired $208,376 in goodwill related to the value of workforce and business acumen acquired from the acquisition.

For the six month period ended June 30, 2016, the Company incurred an administrative expense of $2,798,638, consulting fees to related parties of $219,644, depreciation expense of $28,510, amortization expense of $55,000, bad debt recovery of $1,198, impairment of goodwill of $208,376 and a gain on settlement of $245,625. For the six month period ended June 30, 2015, the Company incurred an administrative expense of $605,561, consulting fees to related parties of $322,448, depreciation expense of $859, amortization expense of $9,999 and a gain on settlement of $16,344. Total operating expenses for the six month period ended June 30, 2016 were $3,063,345 as compared to $922,523 for the six month period ended June 30, 2015.

Loss from Operations

For the three month period ended June 30, 2016, the Company incurred a loss from operations of $1,316,536 as compared to a loss from operations of $370,898 for the three month period ended June 30, 2015 due to the reasons discussed above.

For the six month period ended June 30, 2016, the Company incurred a loss from operations of $2,000,799 as compared to a loss from operations of $917,407 for the three month period ended June 30, 2015 due to the reasons discussed above.

Other Expenses

For the three month period ended June 30, 2016, the Company incurred a foreign exchange loss of $11,609, amortization of debt discount of $14,148 and interest expense of $149,932. For the three month period ended June 30, 2015, the Company incurred a foreign exchange gain of $77,780, amortization of debt discount of $25,832, interest expense of $76,093 and a loss on settlement of account receivable of $23,344. For the three month period ended June 30, 2016, the Company incurred total other expenses of $175,689 as compared to $47,489 for the three month period ended June 30, 2015.

For the six month period ended June 30, 2016, the Company incurred a foreign exchange loss of 89,092, amortization of debt discount of $36,286 and interest expense of $271,916. For the six month period ended June 30, 2015, the Company incurred a foreign exchange gain of $87,864, amortization of debt discount of $87,609, interest expense of $148,280 and a loss on settlement of account receivable of $23,344. For the six month period ended June 30, 2016, the Company incurred total other expenses of $397,294 as compared to $171,369 for the six month period ended June 30, 2015.

Net Loss and Comprehensive Loss

Net loss amounted to $1,492,225 for the three month period ended June 30, 2016 compared to a loss of $418,387 for the three month period ended June 30, 2015.

Net loss amounted to $2,398,093 for the six month period ended June 30, 2016 compared to a loss of $1,088,776 for the six month period ended June 30, 2015.

Comprehensive loss amounted to $1,491,513 for the three month period ended June 30, 2016 compared to a comprehensive loss of $432,229 for the three month period ended June 30, 2015. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars, Euros and Hungarian Forints to U.S. dollars.

Comprehensive loss amounted to $2,521,679 for the six month period ended June 30, 2016 compared to a comprehensive loss of $1,008,889 for the six month period ended June 30, 2015. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars, Euros and Hungarian Forints to U.S. dollars.

Liquidity and Capital Resources

As at June 30, 2016, the Company had total assets of $2,621,036 (compared to total assets of $2,231,055 at December 31, 2015) consisting of cash and cash equivalents of $67,701, trade receivables of $422,537, inventory of $350,760, other current assets of $388,009, property and equipment of $173,166, website development of $8,083, intangibles of $321,283 and goodwill of $889,497. The assets are primarily the result of the acquisitions of E Vapor Labs (see “Acquisition of E Vapor Labs”), VaporLiq and the assets of the Craft Vapes E-liquid brand (see “Acquisition of CV Brands”) and The Mad Alchemist E-liquid brand (see “Acquisition of TMA Brands”).

As at June 30, 2016, the Company had total liabilities of $6,867,845 (compared to total liabilities of $5,000,695 at December 31, 2015) consisting of accounts payable of $1,570,145, accrued liabilities of $321,981, accrued interest due to related parties of $189,503, customer deposits of $84,437, loans from shareholders of $366,304, due to related parties of $1,314,893, promissory notes of $766,791, amounts owing on acquisition of $55,000, convertible debentures of $50,000, term loan of $767,325, long term debentures to be issued of $50,000, long term loans from shareholders of $668,650, long term due to related parties of $637,372 and long term convertible debentures of $25,444.

At June 30, 2016, the Company had negative working capital of $4,257,372 and an accumulated deficit of $11,148,781.

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

Net cash used in operating activities

For the six month period ended June 30, 2016, the Company used cash of $1,319,077 (compared to $305,243 of cash used in operating activities during the six month period ended June 30, 2015) in operating activities to fund administrative, marketing and sales. The increase is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the six month period ended June 30, 2016, net cash used in investing activities was $60,290 compared to nil for the six month period ended June 30, 2015.

Net cash flow from financing activities

For the six month period ended June 30, 2016, net cash provided by financing activities was $1,377,123 (see “Term Loan”, “Shareholder Loan” and “Convertible Debentures”) compared to net cash provided by financing activities of $53,742 for the six month period ended June 30, 2015.

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

Assets acquired:	Allocation	Measurement Period Adjustments	Final Allocation
Cash	$22,942	-	$22,942
Receivables	48,356	(1,705)	46,651
Other current assets	21,195	-	21,195
Inventory	122,309	4,428	126,737
Fixed assets	118,867	7	118,874
Intangible assets	-	160,000	160,000
Goodwill	847,265	(154,235)	693,030
Total assets acquired	$1,180,934		$1,189,429

Liabilities assumed:
Accounts payable	$206,252	-	$206,252
Accrued liabilities	-	28,000	28,000
Loan payable	25,000	-	25,000
Total liabilities assumed	$231,252		$259,252

Consideration:
Cash	$225,000	-	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026	19,505	176,521
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555	-	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101	-	253,101
Total consideration	$949,682		$930,177

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

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts. During the six month period ended June 30, 2016, the Company recorded $23,246 in interest expense related to the accretion of the Promissory Notes.

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

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to E Vapor Lab’s existing and potential customers. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$20,000
Customer relationships	5	140,000
		$160,000

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

	June 30, 2016	June 30, 2015
Pro forma revenue	$2,268,528	$524,412
Pro forma loss from operations	$(1,966,077)	$(706,803)
Pro forma net loss	$(2,399,693)	$(889,828)

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

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of June 30, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

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
		$63,000

The results of operations of 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the six month period ended June 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the six month period ended June 30, 2016, the Company recorded $9,582 in interest expense related to the accretion of the Amounts Owing on Acquisition.

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
		$157,000

The results of operations of TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the six month period ended June 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

On April 15, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with TMA and the Pennington family, being Joshua Pennington, Nicole Pennington and Mike Simon (collectively, the “Pennington Family”). Subject to the terms and conditions of the Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the Pennington Family and (ii) all remaining consideration payable by the Company to TMA under the asset purchase agreement totaling $400,000 which was due in cash and common stock in exchange for the Company paying to TMA and the Pennington Family a totalconsideration of $133,163 payable as $100,000 in cash and $33,163 in assets as payments in kind. Of the $100,000 payable in cash, $45,000 was paid upon execution of the Settlement Agreement, $27,500 was payable thirty days following the execution of the Settlement Agreement and the remaining $27,500 payable at the later of (i) sixty days following the execution of the Settlement Agreement, or (ii) the completion of the historical audit of the TMA. As a result of the Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at June 30, 2016, $55,000 remains payable to TMA and the Pennington Family. In addition, the employment agreements between the Company and Joshua Pennington and Nicole Pennington were mutually terminated and all amounts were fully settled pursuant to the Settlement Agreement. Due to change in circumstance, the Company tested goodwill for impairment and as a result, the Company has fully impaired goodwill related to TMA in the amount of $208,376 which represents the value of workforce and business acumen acquired.

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

During the six month period ended June 30, 2016, the Company was advanced $770,000 (CAD $1,000,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $140,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer. During the three and six month periods ended June 30, 2016, the Company expensed $29,826 and $52,839 (June 30, 2015: nil), respectively, in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the six month period ended June 30, 2016, the Company paid $51,208 to the Lender consisting of $44,333 in interest and $6,875 in principal payments and at June 30, 2016, the Company owes the lender $27,803 consisting of $10,063 in interest and $17,740 in principal payments, these amounts were paid on July 15, 2016 as per the terms of the Cash Sweep.

Shareholder Loan

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $259,357), for a total loan amount of CAD $670,000 (USD $518,714), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At June 30, 2016, CAD $52,000 (USD $40,258) of the Loan Tranche B is being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At June 30, 2016, $337,164 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $6,970 and $8,135 during the three and six month periods ended June 30, 2016 (June 30, 2015: nil), respectively, on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at June 30, 2016 is $8,347 (December 31, 2015: nil) which is included in accrued liabilities. At June 30, 2016, the Company owes the lender $25,936 in principal payments.

Convertible Debentures

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debenture Units No.2”) for proceeds of $375,000. Each Convertible Debenture Unit No.2 consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.3”) and warrants exercisable for the purchase of 10,000 Common Shares of the Company (note 14). The Convertible Debentures No.3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.3 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.3 at any time after six months from issuance and prior to the maturity date of January 31, 2018. For Canadian purchasers, the Company may only force conversion of the Convertible Debentures No.3 at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 Convertible Debentures No.3 issued, $55,000 were issued in settlement of amounts owing to related parties (note 16), and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the Convertible Debentures No.3.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2016, the Company has an accumulated deficit of $11,148,781 and a working capital deficiency of $4,257,372 as well as negative cash flows from operating activities of $1,319,077 for the six month period ended June 30, 2016. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensedconsolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission.

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

Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the six month period ended June 30, 2016, the Company expensed $158,553 (June 30, 2015: $67,597) as corporate promotions, these amounts have been recorded as administrative expense.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were not effective as of June 30, 2016, due to our limited resources and staff.

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

Changes in Internal Controls

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 31, 2015, the Company agreed to issue 151,745 Common Shares at a price of $0.132 per Common Share, as a settlement of $20,000 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or to non-U.S. persons pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act. On June 17, 2016, 113,809 of these Common Shares were issued and the remaining 37,936 Common Shares were issued on June 27, 2016.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S of the Securities Act. These Common Shares were issued on May 19, 2016.

On March 31, 2016, the Company agreed to issue 210,970 Common Shares at a price of $0.142 per Common Share, as a settlement of $30,000 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act or to non-U.S. persons pursuant to the exemption from registration requirements of the Securities Act provided by Regulation S of the Securities Act. On June 17, 2016, 175,808 of these Common Shares were issued and the remaining 35,162 Common Shares were issued on June 27, 2016.

On June 17, 2016, the Company issued 200,000 Common Shares at a price of $0.146 per Common Share, as a settlement of $29,154 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S of the Securities Act.

On June 17, 2016, the Company issued 150,000 Common Shares at a price of $0.14 per Common Share to a related party as $21,000 in employment income, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S of the Securities Act.

On June 30, 2016, the Company agreed to issue 209,678 Common Shares at a price of $0.156 per Common Share, as a settlement of $32,710 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S of the Securities Act. These Common Shares remain unissued.

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

GILLA INC.
(Registrant)

August 15, 2016	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer