Form 10-Q
period 2016-09-30
GILLA INC.
filed 2016-11-14
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

100,753,638 Common Shares, $0.0002 Par Value, were issued and outstanding as of November 13, 2016.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Interim Financial Statements (Unaudited)	3

	Condensed Consolidated Interim Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited)	3

	Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2016 and September 30, 2015	4

	Unaudited Condensed Consolidated Interim Statement of Changes in Shareholders’ Deficiency for the Nine Months Ended September 30, 2016	5

	Unaudited Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015	6

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II - Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$166,740	$81,696
Trade receivables (net of allowance for doubtful accounts $20,615 (December 31, 2015: $20,370))	336,990	45,534
Inventory (note 6)	407,429	154,700
Other current assets (note 5)	585,479	322,326
Total current assets	1,493,638	604,256
Long term assets
Property and equipment (note 7)	116,620	150,349
Website development (note 8)	7,583	9,083
Intangibles (notes 4 and 8)	302,283	215,283
Goodwill (note 4)	889,497	1,252,084
Total long term assets	1,315,983	1,626,799

Total assets	$2,812,621	$2,231,055
LIABILITIES
Current liabilities
Accounts payable	$1,711,999	$687,767
Accrued liabilities (note 9)	372,867	251,517
Accrued interest - related parties (note 16)	218,469	131,755
Customer deposits	54,224	372,500
Loans from shareholders (note 9)	918,618	27,528
Due to related parties (note 16)	1,724,945	996,939
Promissory notes (note 4a)	774,937	495,193
Amounts owing on acquisition (note 4d)	55,000	150,549
Convertible debentures (note 12)	50,000	80,658
Credit facility (note 10)	-	212,415
Term loan (note 11)	1,190,649	-
Total current liabilities	7,071,708	3,406,821

Long term liabilities
Debentures to be issued (note 12)	50,000	-
Loans from shareholders (note 9)	102,162	461,250
Due to related parties (note 16)	631,470	662,140
Amounts owing on acquisitions (note 4d)	-	196,127
Promissory notes (note 4a)	-	267,857
Convertible debentures (note 12)	45,338	6,500
Total long term liabilities	828,970	1,593,874

Total liabilities	7,900,678	5,000,695

Going concern (note 2)
Related party transactions (note 16)
Commitments and contingencies (note 17)
Subsequent events (note 20)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 100,753,638 and 99,560,923 common shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (note 13)	$20,151	$19,913
Additional paid-in capital	6,728,554	5,581,585
Shares to be issued (note 15)	93,727	20,000
Accumulated deficit	(12,192,015)	(8,750,688)
Accumulated other comprehensive income	261,526	359,550
Total shareholders’ deficiency	(5,088,057)	(2,769,640)

Total liabilities and stockholders’ deficiency	$2,812,621	$2,231,055
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Sales revenue	$1,048,474	$816,610	$3,317,002	$824,251
Cost of goods sold	321,729	560,329	1,527,711	562,854
Gross profit	726,745	256,281	1,789,291	261,397

Operating expenses
Administrative	1,331,755	508,785	4,130,393	1,114,346
Consulting fees - related parties (note 16)	134,046	150,045	353,690	472,493
Depreciation	16,472	7,652	44,982	8,511
Amortization	19,500	4,999	74,500	14,998
Bad debt recovery	-	-	(1,198)	-
Impairment of fixed assets	70,142	-	70,142	-
Impairment of inventory	24,453	75,964	24,453	75,964
Impairment of goodwill (note 4d)	-	-	208,376	-
(Gain) loss on settlement (notes 4d and 13)	-	-	(245,625)	(16,344)
Total operating expenses	1,596,368	747,445	4,659,713	1,669,968

Loss from operations	(869,623)	(491,164)	(2,870,422)	(1,408,571)

Other income (expenses):
Foreign exchange	18,893	20,895	(70,199)	108,727
Loss on settlement of account receivable	-	-	-	(23,344)
Amortization of debt discount	(19,894)	(109,558)	(56,180)	(197,167)
Interest expense, net	(172,610)	(114,981)	(444,526)	(263,262)

Total other expenses	(173,611)	(203,644)	(570,905)	(375,014)

Net loss before income taxes	(1,043,234)	(694,808)	(3,441,327)	(1,783,585)
Income taxes	-	-	-	-
Net loss	$(1,043,234)	$(694,808)	$(3,441,327)	$(1,783,585)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.010)	$(0.007)	$(0.034)	$(0.019)

Weighted average number of shares outstanding (basic and diluted)	100,753,638	95,552,198	100,067,872	93,933,387

Comprehensive loss:
Net loss	$(1,043,234)	$(697,808)	$(3,441,327)	$(1,783,585)

Foreign exchange translation adjustment	25,562	87,911	(98,024)	167,798

Comprehensive loss	$(1,017,672)	$(609,897)	$(3,539,351)	$(1,615,787)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
 (Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

Shares to be issued on the conversion of convertible debentures (note 15)	-	-	-	23,000	-	-	23,000

Shares issued for settlement of deferred fees owing to a related party	480,000	96	76,704	-	-	-	76,800

Shares issued for settlement of consulting fees	562,715	112	78,668	(20,000)	-	-	58,780

Shares issued for employment income to a related party	150,000	30	20,970	-	-	-	21,000

Shares to be issued for settlement of consulting fees (note 15)	-	-	-	70,727	-	-	70,727

Issuance of warrants	-	-	853,089	-	-	-	853,089

Embedded conversion feature of convertible debentures	-	-	117,538	-	-	-	117,538

Foreign currency translation gain	-	-	-	-	-	(98,024)	(98,024)

Net loss	-	-	-	-	(3,441,327)	-	(3,441,327)

Balance, September 30, 2016	100,753,638	$20,151	$6,728,554	$93,727	$(12,192,015)	$261,526	$(5,088,057)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)
	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,441,327)	$(1,783,585)
Items not requiring an outlay of cash
Depreciation	44,982	8,511
Amortization	74,500	14,998
Stock based compensation	465,130	184,123
Amortization of debt discount	56,180	197,167
(Gain) on settlement of debt	(245,625)	(16,344)
Loss on settlement of accounts receivable	-	23,312
Interest on amounts owing on acquisition	9,583	-
Bad debt expense	(1,198)	-
Interest on promissory notes	31,392	21,042
Impairment of inventory	24,453	75,964
Impairment of fixed assets	70,142	-
Impairment of goodwill	208,376	-
Changes in operating assets and liabilities
Trade receivable	(303,522)	(97,488)
Other current assets	23,326	267,316
Inventory	(273,142)	(19,578)
Accounts payable	1,033,815	224,085
Accrued liabilities	129,077	28,966
Customer deposits	(318,741)	20,000
Amounts owing on acquisition	(45,000)	-
Due to related parties	565,952	255,044
Accrued interest-related parties	86,714	62,822
Net cash used in operating activities	(1,804,933)	(533,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	-	(225,000)
Disposal (addition) of capital assets	(89,612)	-
Net cash used in investing activities	(89,612)	(225,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from acquisitions of subsidiaries	-	26,016
Proceeds from short term loan	21,000	-
Proceeds from term loan	783,629	-
Repayments to term loan	(27,323)	-
Loans to subsidiary prior to acquisition	-	(25,000)
Repayments to credit facility	-	(166,815)
Shareholder loans received	470,467	221,470
Proceeds from related parties	640,452	188,574
Repayments to related parties	(282,103)	-
Proceeds from sale of convertible debentures	351,500	-
Repayment of convertible debentures	(25,000)	-
Net cash provided by financing activities	1,932,622	244,245
Effect of exchange rate changes on cash	46,967	76,611

Net increase (decrease) in cash	85,044	(437,789)

Cash at beginning of period	81,696	496,724

Cash at end of period	$166,740	$58,935

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$94,816	$22,061
Cash paid for income taxes	$-	$-

Non cash financing activities:
Debentures issued for settlement of related party fees	$20,000	$-
Debentures issued for settlement of accounts payable	$10,000	$-
Debentures issued for settlement of related party loans	$35,000	$-
Common stock issued for payment of consulting fees payable	$-	$44,400
Common stock issued for settlement of interest payable	$-	$21,292
Common stock issued for settlement of accounts payable	$-	$44,946
Common stock issued in settlement of deferred related party fees	$48,000	$-
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

  Gilla Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
September 30, 2016
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

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at September 30, 2016, the Company has an accumulated deficit of $12,192,015 and a working capital deficiency of $5,578,070 as well as negative cash flows from operating activities of $1,804,933 for the nine month period ended September 30, 2016. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

(b)
Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the nine month period ended September 30, 2016, the Company expensed $223,597 (September 30, 2015: $159,236) as corporate promotions, these amounts have been recorded as administrative expense.

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

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the guidance and have not yet determined the impact on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. We are evaluating the guidance and do not expect it to have a material impact on our consolidated financial statements.

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

Assets acquired:	Allocation	Measurement Period Adjustments	Final Allocation
Cash	$22,942	-	$22,942
Receivables	48,356	(1,705)	46,651
Other current assets	21,195	-	21,195
Inventory	122,309	4,428	126,737
Fixed assets	118,867	7	118,874
Intangible assets	-	160,000	160,000
Goodwill	847,265	(154,235)	693,030
Total assets acquired	$1,180,934		$1,189,429

Liabilities assumed:
Accounts payable	$206,252	-	$206,252
Accrued liabilities	-	28,000	28,000
Loan payable	25,000	-	25,000
Total liabilities assumed	$231,252		$259,252

Consideration:
Cash	$225,000	-	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026	(19,505)	176,521
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555	-	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101	-	253,101
Total consideration	$949,682		$930,177

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

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts. During the nine month period ended September 30, 2016, the Company recorded $23,246 in interest expense related to the accretion of the Promissory Notes. The present value of the Promissory Notes was $774,937 (December 31, 2015: $763,050) at September 30, 2016.

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

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to E Vapor Lab’s existing and potential customers. The estimated useful life and fair values of the identifiable intangible assets are as follows:
	Estimated Useful Life (in years)	Amount
Brands	5	$20,000
Customer relationships	5	140,000
		$160,000

The results of operations of E Vapor Labs have been included in the interim condensed consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and E Vapor Labs as if the companies had been combined as of January 1, 2015. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	September 30, 2016	September 30, 2015
Pro forma revenue	$3,317,002	$1,341,022
Pro forma loss from operations	$(2,870,422)	$(1,595,198)
Pro forma net loss	$(3,441,327)	$(1,953,868)

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

The results of operations of VaporLiq have been included in the interim condensed consolidated statements of operations from the acquisition date, though revenue and net income from VaporLiq were not material for the nine month period ended September 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of September 30, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to 901 Vaping’s existing and potential customers. The estimated useful life and fair values of the identifiable intangible assets are as follows:
	Estimated Useful Life (in years)	Amount
Brands	5	$30,000
Customer relationships	5	33,000
		$63,000

The results of operations of 901 Vaping have been included in the interim condensed consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the nine month period ended September 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

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

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the nine month period ended September 30, 2016, the Company recorded $9,582 in interest expense related to the accretion of the Amounts Owing on Acquisition.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to TMA’s existing and potential customers. The estimated useful life and fair values of the identifiable intangible assets are as follows:
	Estimated Useful Life (in years)	Amount
Brands	5	$60,000
Customer relationships	5	97,000
		$157,000

The results of operations of TMA have been included in the interim condensed consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the nine month period ended September 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

On April 15, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with TMA and the Pennington family, being Joshua Pennington, Nicole Pennington and Mike Simon (collectively, the “Pennington Family”). Subject to the terms and conditions of the Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the Pennington Family and (ii) all remaining consideration payable by the Company to TMA under the asset purchase agreement totaling $400,000 which was due in cash and common stock in exchange for the Company paying to TMA and the Pennington Family a total consideration of $133,163 payable as $100,000 in cash and $33,163 in assets as payments in kind. Of the $100,000 payable in cash, $45,000 was paid upon execution of the Settlement Agreement, $27,500 was payable thirty days following the execution of the Settlement Agreement and the remaining $27,500 payable at the later of (i) sixty days following the execution of the Settlement Agreement, or (ii) the completion of the historical audit of TMA. As a result of the Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at September 30, 2016, $55,000 (December 31, 2015: $346,676) remains payable to TMA and the Pennington Family. In addition, the employment agreements between the Company and Joshua Pennington and Nicole Pennington were mutually terminated and all amounts were fully settled pursuant to the Settlement Agreement. Due to change in circumstance, the Company tested goodwill for impairment and as a result, the Company has fully impaired goodwill related to TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2016	December 31, 2015
Vendor deposits	$6,094	$175,700
Prepaid expenses	464,629	88,274
Trade currency	45,000	45,000
Other receivables	69,756	13,352
	$585,479	$322,326

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services account.

6. INVENTORY

Inventory consists of the following:

	September 30, 2016	December 31, 2015
E-liquid bottles - finished goods	$140,210	$65,247
E-liquid components	107,630	57,988
Hardware	70,335	-
Bottles and packaging	89,254	31,465
	$407,429	$154,700

During the nine month period ended September 30, 2016, the Company wrote off $24,453 in obsolete inventory that it was unable to sell. During the year ended December 31, 2015, the Company wrote off $75,964 in obsolete E-cigarette inventory recorded in Charlie’s Club, an e-commerce website of the Company, and Gilla Operations, the Company’s primary operating subsidiary in the United States.

At September 30, 2016, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings (note 9).

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$59,440	$12,801	$46,639	$1,156
Computer hardware	44,383	9,230	35,153	5,525
Manufacturing equipment	51,656	16,828	34,828	143,668
	$155,479	$38,859	$116,620	$150,349

Depreciation expense for the three and nine month periods ended September 30, 2016 amounted to $16,472 and $44,982, respectively. Depreciation expense for the three and nine month periods ended September 30, 2015 amounted to $7,652 and $8,511, respectively. During the nine month period ended September 30, 2016, the Company wrote off $70,142 of manufacturing equipment that was not in working order and that the Company has not been able to sell.

At September 30, 2016, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings (note 9).

8. INTANGIBLE ASSETS AND WEBSITE DEVELOPMENT

Website development consists of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$2,417	$7,583	$9,083

Amortization expense on website development for the three and nine month periods ended September 30, 2016 amounted to $500 and $1,500, respectively. Amortization expense on website development for the three and nine month periods ended September 30, 2015 amounted to $4,999 and $14,998, respectively. During the year ended December 31, 2015, the Company impaired the Charlie’s Club website as it was determined to be obsolete due to the shift in direction the Company has pursued from the sale of E-cigarettes to the manufacturing and sale of E-liquid.

The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020 it approximates $1,083.

Intangible assets consist of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
Brands	$110,000	$20,500	$89,500	$88,000
Customer relationships	270,000	57,217	212,783	127,283
	$380,000	$77,717	$302,283	$215,283

Amortization expense on intangible assets for the three and nine month periods ended September 30, 2016 amounted to $19,000 and $73,000 respectively. Amortization expense on intangible assets for the three and nine month periods ended September 30, 2015 amounted to nil. The estimated amortization expense for the next 4 years ending December 31, 2016, 2017, 2018 and 2019 approximates $76,000 per year. For the year ending December 31, 2020 it approximates $55,283.

9. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:
	September 30, 2016	December 31, 2015
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment (i)	23,772	22,528
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (ii)	381,200	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (iii)	100,000	-
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018 (v)	408,646	-
	$918,618	$27,528

(i)    During the three and nine month period ended September 30, 2016, the Company accrued interest of $1,527 and $4,324 on this shareholder loan (September 30, 2015: $1,846 and $5,191). Total accrued interest owing on the shareholder loan at September 30, 2016 is $11,476 (December 31, 2015: $6,686) which is included in accrued liabilities.

(ii) On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $381,200) (December 31, 2015: CAD $500,000; USD $361,250) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note is secured by a general security agreement over the assets of the Company. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2017.

The Company accrued interest of $11,336 and $32,721 during the three and nine month periods ended September 30, 2016 (September 30, 2015: $10,782 and $29,968), respectively, on the Secured Note. Accrued interest owing on the Secured Note at September 30, 2016 is $83,704 (December 31, 2015: $47,617) which is included in accrued liabilities.

(iii) On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the year ended December 31, 2014, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016. During the year ended December 31, 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2017.

The Company accrued interest of $3,002 and $8,786 during the three and nine month periods ended September 30, 2016 (September 30, 2015: $2,717 and $7,953) on the Secured Note No.2. Accrued interest owing on the Secured Note No.2 at September 30, 2016 is $22,074 (December 31, 2015: $13,289) which is included in accrued liabilities.

(iv)    On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $240,180) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest will accrue monthly and be added to the principal. The Secured Note No.3 is secured by the general security agreement issued with the Secured Note. In connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share, see note 14(c). The Company accrued interest of $5,667 on this note during the nine month periods ended September 30, 2015. On December 31, 2015, the Secured Note No.3 and all accrued interest owing with the issuance of $227,000 of Convertible Debenture Units.

(v)      On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $259,357), for a total loan amount of CAD $670,000 (USD $518,714), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At September 30, 2016, CAD $52,000 (USD $39,645) of the Loan Tranche B is being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At September 30, 2016, $408,646 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $7,759 and $15,894 during the three and nine month periods ended September 30, 2016 (September 30, 2015: nil), respectively, on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at September 30, 2016 is $16,044 (December 31, 2015: nil) which is included in accrued liabilities. At September 30, 2016, the Company owes the lender $102,162 in principal payments.

The Company has outstanding long term loans from shareholders as follows:
	September 30, 2016	December 31, 2015
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (ii)	$-	$361,250
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2017 (iii)	-	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018 (v)	102,162	-
	$102,162	$461,250

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

During the three and nine month periods ended September 30, 2016, the Company expensed $2,189 (September 30, 2015: $21,084) of interest and standby fees as a result of the Credit Facility.

On January 18, 2016, and in connection to the Term Loan (note 11), the Company and the Lender entered into a loan termination agreement whereby the Company and the Lender terminated and retired the Credit Facility. As a result, the CAD $294,000 in amounts advanced from the Credit Facility and the CAD $3,093 in accrued interest owing on the Credit facility were rolled into the Term Loan.

11. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, a consortium of participants that includes two of the Company’s senior executive officers, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity. The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 14 (h))issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

On July 15, 2016, the Company and the Lenders of the Term Loan entered into a Term Loan Amendment (the “Term Loan Amendment”) in which the Lenders agreed to extend to the Company an additional CAD $600,000 in principal to increase the Term Loan facility up to the aggregate principal amount of CAD $1,600,000. The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both beneficial investors in the consortium and have each committed to provide CAD $150,000 of the principal amount of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer shall participate in the warrants issued or warrants extended in connection with the Term Loan Amendment.

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued 300,000 warrants (note 14 (p)) for the purchase of Common Stock at an exercise price of $0.20 per share, such warrants expiring on December 31, 2018. The Company also extended the expiration dates of i) the 250,000 warrants (note 14 (i)) issued on January 18, 2016 in connection to the Term Loan and ii) the 250,000 warrants (note 14 (h)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan both until December 31, 2018, with all other terms of the warrants remaining the same.
During the nine month period ended September 30, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 10) as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

During the three and nine month periods ended September 30, 2016, the Company expensed $44,570 and $97,409 (September 30, 2015: nil), respectively, in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the nine month period ended September 30, 2016, the Company paid $127,328 to the Lender consisting of $82,724 in interest and $44,604 in principal payments and at September 30, 2016, the Company owes the lender $42,736 consisting of $15,413 in interest and $27,323 in principal payments, which have subsequently been paid.

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

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debenture Units No.2”) for proceeds of $375,000. Each Convertible Debenture Unit No.2 consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.3”) and warrants exercisable for the purchase of 10,000 Common Shares of the Company (note 14(n)). The Convertible Debentures No.3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.3 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.3 at any time after six months from issuance and prior to the maturity date of January 31, 2018. For Canadian purchasers, the Company may only force conversion of the Convertible Debentures No.3 at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 Convertible Debentures No.3 issued, $55,000 were issued in settlement of amounts owing to related parties (note 16), and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the Convertible Debentures No.3.

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

For the face value $425,000 Convertible Debentures that were issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 Convertible Debentures that were issued on December 23, 2013 and the face value $178,000 Convertible Debentures that were issued on February 11, 2014, the calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amounts of $797,000 and $178,000, respectively, were recorded in additional paid-in capital. The BCF results in a debt discount which is accreted over the life of the loan using the effective interest rate. For the three and nine month period ended September 30, 2016, the Company recorded interest expense in the amount of $17,342 (September 30, 2015: $109,558 and $197,167) related to debt discount.

For the face value $650,000 Convertible Debenture Units, the relative fair value of the warrants included in the Convertible Debenture Units of $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.2 was calculated to be $362,243. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the three and nine months ended September 30, 2016, the Company recorded interest expense in the amount of $14,483 and $27,613 (September 30, 2015: nil) related to debt discount.

For the face value $375,000 Debenture Units No.2, the relative fair value of the warrants included in the Convertible Debenture Units No.2 of $234,737 was calculated using the Black-Scholes option pricing model. The resulting fair value of the Convertible Debentures No.3 was calculated to be $140,263. The calculation of the effective conversion resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, which is net of transaction costs, was recorded in additional paid-in capital. The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the loan using the effective interest rate. For the three and nine months ended September 30, 2016, the Company recorded interest expense in the amount of $5,411 and $11,225 (September 30, 2015: nil) related to debt discount.

Since issuance of the Convertible Debenture Units and Convertible Debenture Units No.2, the Company has accreted $34,113 and $11,225, respectively, related to discount for a total amount of $45,338 which has been recorded as a long term liability on the balance sheet.

The Company received forms of election whereby holders of the Convertible Debentures elected to convert into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures. As at September 30, 2016, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Convertible Debentures Converted	Number of Common Shares Issued
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

On January 25, 2016, the Company received a form of election to convert $23,000 of Convertible Debentures, such Common Shares remain unissued. On March 10, 2016, the Company settled $25,000 in principal of the outstanding Convertible Debentures with a cash payment. On September 30, 2016, the Company was in default on the remaining $50,000 of the Convertible Debentures that matured as of January 31, 2016. On July 6, 2016, the Company settled the remaining $50,000 in principal of the Convertible Debentures and agreed to pay to the holders such principal in monthly payments ending on November 1, 2016.

During the nine month period ended September 30, 2016, the Company received $50,000 from unrelated parties for the purchase of Convertible Debenture Units No.2. The debentures are recorded as debentures to be issued under long term liabilities on the balance sheet.

During the three and nine month periods ended September 30, 2016, the Company recorded interest expense in the amount of $21,714 and $53,494 (September 30, 2015: $4,448 and $18,881) on the Convertible Debentures.

On March 9, 2015, the Company settled interest payable on the Convertible Debentures in the amount of $1,096 with the issuance of Common Shares at $0.15 per share, of which, $358 of interest payable on the Convertible Debentures was settled with a Director of the Company (note 17).

13. COMMON STOCK

During the nine month period ended September 30, 2016, the Company:

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

14. WARRANTS

The following schedule summarizes the outstanding warrants:

	September 30, 2016			December 31, 2015
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	8,177,373	$0.25	1.39	1,510,640	$0.25	1.87
Issued	8,935,000	0.22	2.04	6,677,373	0.25	1.73
Cancelled	(187,500)	0.25	-	-	-	-
Expired	(951,945)	0.17	-	(10,640)	0.15	-
End of year	15,972,928	$0.24	1.25	8,177,373	$0.25	1.39

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

The Company booked the value of the vested warrants in the amount of $35,362 as prepaid to be expensed over the 2 year life of the commission agreement. During the nine month period ended September 30, 2016, the Company expensed $13,261 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

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

The Company booked the value of the warrants as prepaid to be expensed over six months which is the life of the Secured Note No.3. No amounts were expensed related to this prepaid during the nine month periods ended September 30, 2016. During the nine month period ended September 30, 2015, the Company recorded $20,321 in interest expense related to these warrants.

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

(e) On July 15, 2015, and in connection with a private placement, the Company issued 201,945 warrants to purchase Common Shares of the Company exercisable over twelve (12) months with an exercise price of $0.20 per Common Share.

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

(f) On December 30, 2015, and in connection to the Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over 18 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $26,822 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.88%
Expected life	1.5 years
Estimated volatility in the market price of the Common Shares	190%
Dividend yield	Nil

The Company booked the value of the warrants as prepaid to be expensed over the life of the Secured Notes. During the nine month period ended September 30, 2016, the Company expensed $13,387 in financing fees which has been recorded as interest expense.

(g) On December 31, 2015, and in connection to the Debenture Units, the Company issued 3,250,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $516,343 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	1.19%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	265%
Dividend yield	Nil

The value of the warrants along with the BCF represents debt discount on the Convertible Debentures No.2 and is accreted over the life of the loan using the effective interest rate. For the nine month period ended September 30, 2016, the Company recorded interest expense in the amount of $27,613 related to debt discount which includes accretion of the BCF (note 12).

(h) On January 18, 2016, and in connection to the Term Loan (note 11), the Company extended the expiration date of the warrants issued on August 1, 2014, for the purchase of 250,000 Common Shares of the Company to be exercisable until December 31, 2017 with an exercise price of $0.30 per Common Share. On July 15, 2016, the Company further amended the Term Loan and extending the expiration date of these warrants to December 31, 2018, with all other terms of the warrants remaining the same.

The fair value of the extensions of these warrants of $42,325 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	0.91%
Expected life	2.46 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $42,325 as prepaid financing fee to be expensed over the life of the Term Loan. During the nine month period ended September 30, 2016, the Company expensed $13,724 of the financing fee which has been recorded as interest expense.

(i) On January 18, 2016 and in connection to the Term Loan (note 11), the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. On July 15, 2016 and in connection to the Term Loan the Company extended the expiration date of these warrants to December 31, 2018, with all other terms of the warrants remaining the same.

The fair value of these issued warrants and the extension of $51,598 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	0.91%
Expected life	2.46 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $51,598 as prepaid financing fee to be expensed over the life of the Term Loan. During the nine month period ended September 30, 2016, the Company expensed $18,077 of the financing fee which has been recorded as interest expense.

(j) On February 18, 2016 in relation to a consulting agreement, the Company issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

The fair value of these issued warrants of $30,501 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.80%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	275%
Dividend yield	Nil

During the nine month period ended September 30, 2016, the Company expensed $16,511 as stock based compensation in relation to the above warrants which has been recorded as an administrative expense. On August 31, 2016, the Company terminated the above consulting agreement. As a result of the termination, the 187,500 unvested warrants have been cancelled.

(k) On February 18, 2016, in relation to a consulting agreement, the Company issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled.

The fair value of these issued warrants of $152,503 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.11
Risk-free interest rate	0.80%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	275%
Dividend yield	Nil

During the nine month period ended September 30, 2016, the Company expensed $108,656, as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(l) On March 2, 2016 and in connection to the Shareholder Loan (note 9), the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share, with 500,000 of such purchase warrants vesting upon the close of Loan Tranche A and the remaining 500,000 purchase warrants vesting upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the purchase warrants became fully vested and exercisable.

The fair value of these issued warrants of $158,995 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.17
Risk-free interest rate	0.91%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	271%
Dividend yield	Nil

The Company booked the value of the vested warrants in the amount of $158,995 as a prepaid to be expensed over the life of the Shareholder Loan. During the nine month period ended September 30, 2016, the Company expensed $42,619 which has been recorded as interest expense.

(m) On April 13, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,750,000 Common Shares of the Company exercisable until April 12, 2018 with an exercise price of $0.25 per Common Share. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically cancelled.

The fair value of these issued warrants of $241,754 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.15
Risk-free interest rate	0.88%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	264%
Dividend yield	Nil

During the nine month period ended September 30, 2016, the Company expensed $180,242 as stock based compensation in relation to the above warrants which has been recorded as an administrative expense.

(n) On May 20, 2016, and in connection to the Convertible Debenture Units No.2, the Company issued 3,750,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

The relative fair value of these issued warrants of $234,737 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.18
Risk-free interest rate	1.03%
Expected life	2 years
Estimated volatility in the market price of the Common Shares	259%
Dividend yield	Nil

The value of the warrants along with the BCF represents debt discount on the Convertible Debentures No.3 and is accreted over the life of the loan using the effective interest rate. For the nine month period ended September 30, 2016, the Company recorded interest expense in the amount of $11,225 related to debt discount which includes accretion of the BCF (note 12).

(o) On May 20, 2016, and as commission payment related to the issuance of the Convertible Debenture Units No.2, the Company issued 85,000 warrants to purchase Common Shares of the Company exercisable over 24 months with an exercise price of $0.20 per Common Share.

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

(p) On July 15, 2016, and in connection to the Term Loan (note 11), the Company issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until December 31, 2018 with an exercise price of $0.20 per Common Share.

The fair value of these issued warrants of $45,799 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.16
Risk-free interest rate	0.91%
Expected life	2.46 years
Estimated volatility in the market price of the Common Shares	263%
Dividend yield	Nil

The Company booked the value of the warrants in the amount of $45,799 as prepaid financing fee to be expensed over the life of the Term Loan. During the nine month period ended September 30, 2016, the Company expensed $4,855 of the financing fee which has been recorded as interest expense.

15. SHARES TO BE ISSUED

As at September 30, 2016, the Company had $93,727 in shares to be issued consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued on conversion of $23,000 of Convertible Debentures;
●
423,077 Common Shares, valued at an average of $0.142 per share, to be issued on the settlement of $60,000 in consulting fees owing to a shareholder; and
●
71,881 Common Shares, valued at an average of $0.149 per share, to be issued on the settlement of $10,727 in consulting fees owing to unrelated parties.

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

Advances from related parties were as follows:
	September 30, 2016	December 31, 2015
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$617,901	$242,758
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	309,598	196,581
Consulting fees owing to persons related to Officers who are also Directors of the Company	45,853	37,028
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	524,737	355,802
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	8,376	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	85,752	50,976
Consulting fees and director fees payable to Directors of the Company	132,728	83,500
	$1,724,945	$996,939

At September 30, 2016, the Company had deferred amounts of $631,470 (December 31, 2015: $662,140) owing to related parties. The deferred amounts consist of $250,271 (December 31, 2015: $300,890) owing to Officers of the Company, two of which are also Directors and amounts of $381,199 (CAD $500,000) (December 31, 2015: $361,250; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director. The amounts are non-interest bearing and payable on April 1, 2017. During the nine month period ended September 30, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares of the Company (note 13).

(b)
Interest accrued to related parties were as follows:
	September 30, 2016	December 31, 2015

Interest accrued on advances by Officers of the Company, one of which is also a Director	$198,165	$129,729
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	20,304	2,026
	$218,469	$131,755

(c) Transactions with related parties were as follows:

During the nine month period ended September 30, 2016, the Company expensed $72,659 (September 30, 2015: $32,317) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the nine month period ended September 30, 2016, the Company expensed $21,252 (September 30, 2015: $22,631) in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $178,749 (September 30, 2015: $78,434) in travel and entertainment expenses incurred by Officers and Directors of the Company.

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

The Company expensed consulting fees payable to related parties as follows:
	September 30, 2016	September 30, 2015
Directors	$-	$74,250
Officers	248,040	191,498
Corporation formerly related by virtue of common Officers and a common Director	-	63,540
Corporation owned by two Officers, one of which is also a Director	-	94,138
Persons related to a Director	105,650	47,067
	$353,690	$470,493

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

2016	$14,028
2017	56,110
$70,138

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

d) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the nine month period ended September 30, 2016 the Company has accrued $37,500 in charitable contributions regarding this agreement.

e) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. During the nine month period ended September 30, 2016, the Company has paid $7,646 and owes $843 related to the royalty agreement.

18. FINANCIAL INSTRUMENTS

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivable. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related accounts receivable are subject to normal commercial credit risks. A substantial portion of the Company’s accounts receivable are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At September 30, 2016, the Company booked an allowance of bad debt of $20,615 (December 31, 2015: $20,370) in regards customers with past due amounts. For the nine month period ended September 30, 2016, 73% (December 31, 2015: 38%) of the Company’s trade receivables are due from one customer and 81% of the trade receivables are due from two customers. During the nine month period ended September 30, 2016, 27% of the Company’s sales were to one customer and 54% of the Company’s sales were from three customers.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2016, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $5,875,194 (December 31, 2015: $1,987,967). Of such amount, the Company has obligations to repay $4,698,032 over the next twelve months with the remaining $1,177,162 becoming due within the following four year period.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash and accounts payable and accrued liabilities that are denominated in CAD and HUF.

Analysis by currency in Canadian and Hungarian equivalents is as follows:

September 30, 2016	Accounts Payable	Accounts Receivable	Cash
CAD	$174,165	$-	$3,029
HUF	$311,552	$11,477	$100,551

The effect of a 10% strengthening of the United States dollar against the Canadian dollar and Hungarian Forint at the reporting date on the CAD and HUF-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $17,114 and $19,952, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $17,114 and $19,952, respectively. During the nine month period ended September 30, 2016, amounts denominated in Euros were minimal and did not subject the Company to significant currency risk.

The Company purchases inventory in a foreign currency, at September 30, 2016, the Company included $191,495 (December 31, 2015: $146) in inventory purchased in a foreign currency on its condensed consolidated interim balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

19. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total long-lived assets by geographic location are as follows:

	September 30, 2016	December 31, 2015
Canada	$938	$-
United States	1,276,743	1,624,669
Europe	38,302	2,130
	$1,315,983	$1,626,799

Total sales by geographic location are as follows:
	September 30, 2016	September 30, 2015
Canada	$-	$-
United States	2,394,711	824,251
Europe	922,291	-
	$3,317,002	$824,251

20. SUBSEQUENT EVENTS

Gilla Operations Europe s.r.o. (“Gilla Operations Europe”) was incorporated on October 7, 2016 under the laws of the Slovak Republic. Gilla Operations Europe is a wholly-owned subsidiary of Gilla Enterprises Inc., a wholly-owned subsidiary of the Company.

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share (note 14 (k)). The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On October 25, 2016, the Company terminated the consulting agreement and the 937,500 unvested warrants were cancelled.

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

Recent Developments

On May 10, 2016, the U.S. Federal Food & Drug Administration (“FDA”) finalized a new rule, captioned, the “Deeming Tobacco Products To Be Subject to the Federal Food, Drug, and Cosmetic Act”, which extends the FDA’s authority to include the regulation of electronic nicotine delivery systems (such as e-cigarettes and vape pens), all cigars, hookah (waterpipe) tobacco, pipe tobacco and nicotine gels, among others. Going forward, the FDA will be able to review new nicotine products not yet on the market; regulate claims by nicotine product manufacturers and distributers; require evaluation and reporting of the ingredients of nicotine products and how they are made; and require disclosures regarding risks of nicotine products. The final rule went into effect on August 8, 2016. The Company is assessing the impact of the new FDA rule. Prospective investors are directed to the “Risk Factors” contained in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2015.

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

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 300,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On August 31, 2016, the Company terminated the consulting agreement and the 187,500 unvested warrants were cancelled.

On September 30, 2016, the Company agreed to issue 230,769 Common Shares at a price of $0.130 per Common Share, as a settlement of $30,000 in consulting fees owed to unrelated parties. These Common Shares remain unissued.

On September 30, 2016, the Company agreed to issue 54,511 Common Shares at an average price of $0.147 per Common Share, as a settlement of $8,017 in consulting fees owed to unrelated parties. These Common Shares remain unissued.

Subsequent Events

Gilla Operations Europe s.r.o. (“Gilla Operations Europe”) was incorporated on October 7, 2016 under the laws of the Slovak Republic. Gilla Operations Europe is a wholly-owned subsidiary of Gilla Enterprises Inc., a wholly-owned subsidiary of the Company.

On February 18, 2016, the Company entered into a consulting agreement and issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable until February 17, 2018 with an exercise price of $0.25 per Common Share. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On October 25, 2016, the Company terminated the consulting agreement and the 937,500 unvested warrants were cancelled.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue

For the three month period ended September 30, 2016, the Company generated $1,048,474 in sales from E-liquids, vaporizers, E-cigarettes and accessories (collectively, “E-liquid”) as compared to $816,610 in sales for the three month period ended September 30, 2015.

For the nine month period ended September 30, 2016, the Company generated $3,317,002 in sales from E-liquid as compared to $824,251 in sales for the nine month period ended September 30, 2015. For the nine month period ended September 30, 2016, E-liquid sales of $2,394,711 were generated in the United States and $922,291 were generated in Europe. For the nine month period ended September 30, 2015, E-liquid sales of $824,251 were generated in the United States and nil were generated in Europe.

The Company’s cost of goods sold for the three month period ended September 30, 2016 was $321,729 which represents E-liquid, bottles, hardware and the related packaging as compared to $560,329 for the three month period ended September 30, 2015. Gross profit for the three month period ended September 30, 2016 was $726,745 as compared to $256,281 for the comparative period in 2015.

The Company’s cost of goods sold for the nine month period ended September 30, 2016 was $1,527,711 which represents E-liquid, bottles, hardware and the related packaging as compared to $562,854 for the nine month period ended September 30, 2015. Gross profit for the nine month period ended September 30, 2016 was $1,789,291 as compared to $261,397 for the comparative period in 2015.

Operating Expenses

For the three month period ended September 30, 2016, the Company incurred an administrative expense of $1,331,755, consulting fees to related parties of $134,046, depreciation expense of $16,472, amortization expense of $19,500, impairment of fixed assets of $70,142 and an impairment of inventory of $24,453. For the three month period ended September 30, 2015, the Company incurred an administrative expense of $508,785, consulting fees to related parties of $150,045, depreciation expense of $7,652, amortization expense of $4,999 and an impairment of inventory of $75,964. Total operating expenses for the three month period ended September 30, 2016 were $1,596,368 as compared to $747,445 for the three month period ended September 30, 2015.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $822,970 is attributable to increased operations as a result of the acquired businesses and organic growth during the period. The decrease in consulting fees due to related parties of $15,999 is attributable to the effects of foreign exchange translation. The impairment of fixed assets is attributable to a write off of $70,142 in manufacturing equipment that was not in working order and that the Company has not been able to sell. The impairment of inventory is attributable to a write off of obsolete inventory that the Company was unable to sell.

For the nine month period ended September 30, 2016, the Company incurred an administrative expense of $4,130,393, consulting fees to related parties of $353,690, depreciation expense of $44,982, amortization expense of $74,500, bad debt recovery of $1,198, impairment of fixed assets of $70,142, impairment of inventory of $24,453, impairment of goodwill of $208,376 and a gain on settlement of $245,625. For the nine month period ended September 30, 2015, the Company incurred an administrative expense of $1,114,346, consulting fees to related parties of $472,493, depreciation expense of $8,511, amortization expense of $14,998, impairment of inventory of $75,964 and a gain on settlement of $16,344. Total operating expenses for the nine month period ended September 30, 2016 were $4,659,713 as compared to $1,669,968 for the nine month period ended September 30, 2015.

Loss from Operations

For the three month period ended September 30, 2016, the Company incurred a loss from operations of $869,623 as compared to a loss from operations of $491,164 for the three month period ended September 30, 2015 due to the reasons discussed above.

For the nine month period ended September 30, 2016, the Company incurred a loss from operations of $2,870,422 as compared to a loss from operations of $1,408,571 for the nine month period ended September 30, 2015 due to the reasons discussed above.

Other Expenses

For the three month period ended September 30, 2016, the Company incurred a foreign exchange gain of $18,893, amortization of debt discount of $19,894 and interest expense of $172,610. For the three month period ended September 30, 2015, the Company incurred a foreign exchange gain of $20,895, amortization of debt discount of $109,558 and interest expense of $114,981. For the three month period ended September 30, 2016, the Company incurred total other expenses of $173,611 as compared to $203,644 for the three month period ended September 30, 2015.

For the nine month period ended September 30, 2016, the Company incurred a foreign exchange loss of 70,199, amortization of debt discount of $56,180 and interest expense of $444,526. For the nine month period ended September 30, 2015, the Company incurred a foreign exchange gain of $108,727, amortization of debt discount of $197,167, interest expense of $263,262 and a loss on settlement of account receivable of $23,344. For the nine month period ended September 30, 2016, the Company incurred total other expenses of $570,905 as compared to $375,014 for the nine month period ended September 30, 2015.

Net Loss and Comprehensive Loss

Net loss amounted to $1,043,234 for the three month period ended September 30, 2016 compared to a loss of $694,808 for the three month period ended September 30, 2015.

Net loss amounted to $3,441,327 for the nine month period ended September 30, 2016 compared to a loss of $1,783,585 for the nine month period ended September 30, 2015.

Comprehensive loss amounted to $1,017,672 for the three month period ended September 30, 2016 compared to a comprehensive loss of $609,897 for the three month period ended September 30, 2015. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars, Euros and Hungarian Forints to U.S. dollars.

Comprehensive loss amounted to $3,539,351 for the nine month period ended September 30, 2016 compared to a comprehensive loss of $1,615,787 for the nine month period ended September 30, 2015. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian dollars, Euros and Hungarian Forints to U.S. dollars.

Liquidity and Capital Resources

As at September 30, 2016, the Company had total assets of $2,812,621 (compared to total assets of $2,231,055 at December 31, 2015) consisting of cash and cash equivalents of $166,740, trade receivables of $336,990, inventory of $407,429, other current assets of $585,479, property and equipment of $116,620, website development of $7,583, intangibles of $302,283 and goodwill of $889,497. The assets are primarily the result of the acquisitions of E Vapor Labs (see “Acquisition of E Vapor Labs”), VaporLiq and the assets of the Craft Vapes E-liquid brand (see “Acquisition of CV Brands”) and The Mad Alchemist E-liquid brand (see “Acquisition of TMA Brands”).

As at September 30, 2016, the Company had total liabilities of $7,900,678 (compared to total liabilities of $5,000,695 at December 31, 2015) consisting of accounts payable of $1,711,999, accrued liabilities of $372,867, accrued interest due to related parties of $218,469, customer deposits of $54,224, loans from shareholders of $918,618, due to related parties of $1,724,945, promissory notes of $774,937, amounts owing on acquisition of $55,000, convertible debentures of $50,000, term loan of $1,190,649, long term debentures to be issued of $50,000, long term loans from shareholders of $102,162, long term due to related parties of $631,470 and long term convertible debentures of $45,338.

At September 30, 2016, the Company had negative working capital of $5,578,070 and an accumulated deficit of $12,192,015.

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

Net cash used in operating activities

For the nine month period ended September 30, 2016, the Company used cash of $1,804,933 (compared to $533,645 of cash used in operating activities during the nine month period ended September 30, 2015) in operating activities to fund administrative, marketing and sales. The increase is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the nine month period ended September 30, 2016, net cash used in investing activities was $89,612 relating to the addition of capital assets as compared to $225,000 relating to the acquisition of a subsidiary (see “Acquisition of E Vapor Labs”) for the nine month period ended September 30, 2015.

Net cash flow from financing activities

For the nine month period ended September 30, 2016, net cash provided by financing activities was $1,932,622 (see “Term Loan”, “Shareholder Loan” and “Convertible Debentures”) compared to net cash provided by financing activities of $244,245 for the nine month period ended September 30, 2015.

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

Assets acquired:	Allocation	Measurement Period Adjustments	Final Allocation
Cash	$22,942	-	$22,942
Receivables	48,356	(1,705)	46,651
Other current assets	21,195	-	21,195
Inventory	122,309	4,428	126,737
Fixed assets	118,867	7	118,874
Intangible assets	-	160,000	160,000
Goodwill	847,265	(154,235)	693,030
Total assets acquired	$1,180,934		$1,189,429

Liabilities assumed:
Accounts payable	$206,252	-	$206,252
Accrued liabilities	-	28,000	28,000
Loan payable	25,000	-	25,000
Total liabilities assumed	$231,252		$259,252

Consideration:
Cash	$225,000	-	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026	(19,505)	176,521
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555	-	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101	-	253,101
Total consideration	$949,682		$930,177

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

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Promissory Notes, interest will be accrued at 12% per annum to accrete the Promissory Notes to their respective principal amounts. During the nine month period ended September 30, 2016, the Company recorded $23,246 in interest expense related to the accretion of the Promissory Notes. The present value of the Promissory Notes was $774,937 (December 31, 2015: $763,050) at September 30, 2016.

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

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to E Vapor Lab’s existing and potential customers. The estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$20,000
Customer relationships	5	140,000
		$160,000

The results of operations of E Vapor Labs have been included in the interim condensed consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and E Vapor Labs as if the companies had been combined as of January 1, 2015. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	September 30, 2016	September 30, 2015
Pro forma revenue	$3,317,002	$1,341,022
Pro forma loss from operations	$(2,870,422)	$(1,595,198)
Pro forma net loss	$(3,441,327)	$(1,953,868)

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

In consideration for the acquisition, the Company issued 1,000,000 Common Shares of the Company valued at $0.15 per share, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of September 30, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to 901 Vaping’s existing and potential customers. The estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$30,000
Customer relationships	5	33,000
		$63,000

The results of operations of 901 Vaping have been included in the interim condensed consolidated statements of operations from the acquisition date, though revenue and net income from 901 Vaping were not material for the nine month period ended September 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

Acquisition of TMA Brands

On December 2, 2015, the Company acquired all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$41,462
Equipment	36,579
Intangibles	157,000
Goodwill	208,376
Total assets acquired	$443,417

Consideration:
819,672 Common Shares at $0.122 per share	$100,000
Deferred payments	343,417
Total consideration	$443,417

On the closing date, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in common stock every three (3) months following the closing date, and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the acquired brands. The earn-out commences on the closing date andpays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the weighted average closing market price of the Company, as quoted by the OTC Markets Group, for the five trading days prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the nine month period ended September 30, 2016, the Company recorded $9,582 in interest expense related to the accretion of the Amounts Owing on Acquisition.

Intangible assets consist primarily of customer relationships and brands. Brand intangibles represents the estimated fair value of the trade names acquired. Customer relationship intangibles relates to the ability to sell existing and future products to TMA’s existing and potential customers. The estimated useful life and fair values of the identifiable intangible assets are as follows:

	Estimated Useful Life (in years)	Amount
Brands	5	$60,000
Customer relationships	5	97,000
		$157,000

The results of operations of TMA have been included in the interim condensed consolidated statements of operations from the acquisition date, though revenue and net income from TMA were not material for the nine month period ended September 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

On April 15, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with TMA and the Pennington family, being Joshua Pennington, Nicole Pennington and Mike Simon (collectively, the “Pennington Family”). Subject to the terms and conditions of the Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the Pennington Family and (ii) all remaining consideration payable by the Company to TMA under the asset purchase agreement totaling $400,000 which was due in cash and common stock in exchange for the Company paying to TMA and the Pennington Family a total consideration of $133,163 payable as $100,000 in cash and $33,163 in assets as payments in kind. Of the $100,000 payable in cash, $45,000 was paid upon execution of the Settlement Agreement, $27,500 was payable thirty days following the execution of the Settlement Agreement and the remaining $27,500 payable at thelater of (i) sixty days following the execution of the Settlement Agreement, or (ii) the completion of the historical audit of TMA. As a result of the Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at September 30, 2016, $55,000 (December 31, 2015: $346,676) remains payable to TMA and the Pennington Family. In addition, the employment agreements between the Company and Joshua Pennington and Nicole Pennington were mutually terminated and all amounts were fully settled pursuant to the Settlement Agreement. Due to change in circumstance, the Company tested goodwill for impairment and as a result, the Company has fully impaired goodwill related to TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

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

On July 15, 2016, the Company and the Lenders of the Term Loan entered into a Term Loan Amendment (the “Term Loan Amendment”) in which the Lenders agreed to extend to the Company an additional CAD $600,000 in principal to increase the Term Loan facility up to the aggregate principal amount of CAD $1,600,000. The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both beneficial investors in the consortium and have each committed to provide CAD $150,000 of the principal amount of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer shall participate in the warrants issued or warrants extended in connection with the Term Loan Amendment.

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

During the nine month period ended September 30, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

During the three and nine month periods ended September 30, 2016, the Company expensed $44,570 and $97,409 (September 30, 2015: nil), respectively, in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the nine month period ended September 30, 2016, the Company paid $127,328 to the Lender consisting of $82,724 in interest and $44,604 in principal payments and at September 30, 2016, the Company owes the lender $42,736 consisting of $15,413 in interest and $27,323 in principal payments, which have subsequently been paid.

Shareholder Loan

On March 2, 2016, the Company entered into a loan agreement with a shareholder (the “Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $259,357), for a total loan amount of CAD $670,000 (USD $518,714), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At September 30, 2016, CAD $52,000 (USD $39,645) of the Loan Tranche B is being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At September 30, 2016, $408,646 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement over the assets of the Company.

The Company accrued interest of $7,759 and $15,894 during the three and nine month periods ended September 30, 2016 (September 30, 2015: nil), respectively, on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at September 30, 2016 is $16,044 (December 31, 2015: nil) which is included in accrued liabilities. At September 30, 2016, the Company owes the lender $102,162 in principal payments.

Convertible Debentures

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debenture Units No.2”) for proceeds of $375,000. Each Convertible Debenture Unit No.2 consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 (the “Convertible Debentures No.3”) and warrants exercisable for the purchase of 10,000 Common Shares of the Company. The Convertible Debentures No.3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The Convertible Debentures No.3 are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per share at any time prior to the maturity date. The Company will have the option to force conversion of the Convertible Debentures No.3 at any time after six months from issuance and prior to the maturity date of January 31, 2018. For Canadian purchasers, the Company may only force conversion of the Convertible Debentures No.3 at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 Convertible Debentures No.3 issued, $55,000 were issued in settlement of amounts owing to related parties, and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the Convertible Debentures No.3.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at September 30, 2016, the Company has an accumulated deficit of $12,192,015 and a working capital deficiency of $5,578,070 as well as negative cash flows from operating activities of $1,804,933 for the nine month period ended September 30, 2016. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expectedto vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the guidance and have not yet determined the impact on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. We are evaluating the guidance and do not expect it to have a material impact on our consolidated financial statements.

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

Advertising Costs

In accordance with ASC 720, the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the nine month period ended September 30, 2016, the Company expensed $223,597 (September 30, 2015: $159,236) as corporate promotions, these amounts have been recorded as administrative expense.

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

Changes in Internal Controls

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On September 30, 2016, the Company agreed to issue 230,769 Common Shares at a price of $0.130 per Common Share, as a settlement of $30,000 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S of the Securities Act. These Common Shares remain unissued.

On September 30, 2016, the Company agreed to issue 54,511 Common Shares at an average price of $0.147 per Common Share, as a settlement of $8,017 in consulting fees owed to unrelated parties, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S of the Securities Act. These Common Shares remain unissued.

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

GILLA INC.
(Registrant)

November 14, 2016	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

	By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer