Form 10-Q/A
period 2016-09-30
GILLA INC.
filed 2016-11-15
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 for Gilla Inc., filed with the Securities and Exchange Commission on November 14, 2016, as amended (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, which provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

GILLA INC.
(Registrant)

November 15, 2016	By:	/s/ J. Graham Simmonds
Name: J. Graham Simmonds
Title: Chief Executive Officer and Director

	By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Chief Accounting Officer

4