Form 10-K
period 2016-12-31
GILLA INC.
filed 2017-03-31
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2016, was approximately $15,554,722 based on the average bid and asked prices on such date of $0.17. The registrant does not have any non-voting equities.

The Registrant had 116,655,636 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, outstanding on March 30, 2017.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2016

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management's expectations as of the filing date of this Report with the United States Securities and Exchange Commission (the "SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A -  Risk Factors” of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

PART I

ITEM 1.  BUSINESS.

Gilla Inc. (the “Company”, the “Registrant” or “Gilla”) was incorporated under the laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. The Company adopted the present name, Gilla Inc., on February 27, 2007. The Company’s registered address is 475 Fentress Blvd., Unit L, Daytona Beach, Florida 32114.

BUSINESS OF ISSUER

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded e-liquid (“E-liquid”), which is used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by an atomizer to deliver the sensation of smoking (“vaping” or “vaporizing”) and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, without burning tobacco. When vaporized, some E-liquids release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free.

Gilla aims to be a global leader in the manufacturing and distribution of E-liquid for the vapor industry. The Company provides consumers with choice and quality across categories and price points to deliver the most efficient and effective vaping solutions for nicotine. The Company has global sales across 25 countries and currently has top recognized brands in countries such as Belgium, the Netherlands and Denmark.

Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, The Mad Alchemist™, Replicant, Enriched CBD and Crown E-liquid™. The Company currently owns and markets 15 brands which is comprised of over 125 proprietary flavors.

Gilla has built a strong platform for growth through investing in or acquiring in brands and distribution to consumers. Over the past two years, the Company has developed and acquired manufacturing operations, premium E-liquid brands and a global distribution platform. The Company has also made changes to its operating model to improve agility and responsiveness to consumer demand.

The Company is building depth in its E-liquid product portfolio to meet consumer tastes, while maintaining a high degree of standards across all of its operations.

Gilla Manufactures	Gilla Markets	Gilla Innovates	Gilla Sells
Gilla owns proprietary manufacturing operations and a global distribution platform to ensure the efficient, sustainable production and supply of E-liquid. The Company strives to meet and exceed customer expectations.

The Company invests in global marketing initiatives and targeted sales programs to attract and inform consumers and to build its brands. Gilla helps consumers make educated choices about E-liquid and related vaping products.

Innovation is key to the Company’s continued growth. Gilla is committed to developing new and attractive flavor profiles, new packaging and product offerings to capitalize on emerging trends in the marketplace.

Everyone at the Company understands the vapor industry and how they can assist in building valuable relationships with customers and consumers. Gilla is passionate about delivering unparalleled customer service to extend the Company’s sales reach.

The Company’s Products

The Company’s current products include generic and premium branded E-liquid, the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories (the “Products”). A vaporizer, or E-cigarette, is an electronic inhaler meant to simulate and substitute traditional cigarettes. Generally, a heating element, such as an atomizer, vaporizes the E-liquid solution to deliver the sensation of smoking, without burning tobacco. E-liquid is available with or without nicotine.

E-liquid is a solution of propylene glycol (an organic compound that facilitates the vapor effect that can be found in many pharmaceutical and cosmetic products such as moisturizers) (“PG”), vegetable glycerin (“VG”), flavoring and, if stipulated, a variable percentage of pharmaceutical grade nicotine. The Company offers over 500 base flavors of generic E-liquid and a portfolio of premium branded E-liquid mixtures which are available in nicotine strengths ranging from 0 mg/ml to 24 mg/ml with varying proportions of PG and VG. An E-liquid with a higher VG content will deliver a thicker cloud of vapor when vaporized. The Company’s premium E-liquid brands have been meticulously developed and manufactured to satisfy enhanced flavor palates and are only available in limited flavors and nicotine strengths. E-liquids are generally available in nicotine strengths of 0 mg/ml, 1.5mg/ml, 3 mg/ml, 6 mg/ml, 12 mg/ml, 18 mg/ml and 24 mg/ml.

The Company focuses purely on the development of proprietary E-liquid Products. As such, the Company does not manufacture any vaping hardware such as vaporizer modules, E-cigarettes or other vaping accessories. Any hardware sold by the Company is manufactured and supplied to the Company by third parties. The Company’s E-liquid Products are generally compatible with any brand or type of vaping hardware which continue to evolve rapidly.

Premium Brand Portfolio

The Company’s diversified portfolio approach to manufacturing and distributing E-liquid Products provides customers with the flexibility to select from Gilla’s catalog of premium brands to directly cater to unique consumer opportunities that exist in the niche marketplaces in which the Company operates. This allows the Company to allocate resources to its highest growth opportunities on a global scale. Gilla’s portfolio of brands offer a range of price points and flavor profiles enabling the Company to capitalize on preference shifts across the price and palate spectrum. The breadth and depth that the Company aims to develop within its portfolio will provide resilience and enable the Company to continue to grow over time.

Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, The Mad Alchemist™, Replicant, Enriched CBD and Crown E-liquid™. The Company currently owns and markets 15 brands which is comprised of over 125 proprietary flavors.

Research and Development

Innovation forms an important part of Gilla’s growth strategy, playing a key role in positioning its brands for continued growth at the forefront of the vapor industry. The Company’s in-house mixologists and vaping experts are continually developing new E-liquid flavors to cater to emerging vaping trends and changing consumer demands. The Company’s in-house marketing and design specialists develop and launch new attractive brands and product offerings from the Company’s growing catalog of proprietary flavor recipes. Innovative new packaging and marketing components are also critical to Gilla’s ongoing customer and consumer relations. Gilla’s in-house compliance specialists also provide the Company with a first mover advantage to quickly respond to and adapt to changing local regulations globally.

Manufacturing, Distribution, Principal Markets & Marketing Methods

Manufacturing and Distribution Platform

The Company maintains and operates its own manufacturing and distribution platform, which operate from leased premises in the United States (Daytona Beach, FL), Canada (Toronto, ON), Slovakia (Nove Zamky) and Hungary (Budapest). Gilla’s international logistics and supply chain management platform was developed by replicating successful distribution and marketing models of bottling and beverage companies, such as Coca Cola and Diageo, with an ultimate focus on servicing global clients locally with strong store level marketing support.

Gilla sells its Products through a number of market channels including vape shops, retail and wholesale distributors, convenience stores, and e-commerce websites. A shift from cig-a-like E-cigarettes to vaporizer modules in the industry has led to vape shops and other retailers allocating more shelf space to E-liquid brands to satisfy the demand for liquids to refill vaporizer tanks. This market shift was driven by the E-cigarette’s power and flavor limitations as well as the better performance, affordability and overall user experience of the vaporizer. As a result, it is expected that the U.S. E-liquid industry will grow to $2.8B by 2025.

One of the Company’s key strengths is its geographic reach. The Company currently services 25 countries covering three continents. The Company is focused on developing its sales and global distribution network by introducing new product offerings, sales incentives and promotional programs and best-in-class customer service.

Retail and Vape Shops

Gilla has developed a deep understanding of the vapor industry from both the wholesale buyer and consumer perspective. The Company uses this knowledge to create new products, services and programs that will assist the Company in cultivating long-term partnerships with its customers. There are over 19,000 vape shops globally with approximately half in the U.S. alone. Vape shops educate consumers through their knowledgeable vaping experts who assist customers in choosing from a number of different E-liquid flavors and products. Vape shops typically carry an assortment of both generic and premium E-liquid products that are differentiated by price and flavor complexity as well as an assortment of vaping hardware.

Gilla leverages strong store level marketing support of its E-liquid Products such as targeted sales programs, promotions, best-in-class point-of-sale marketing and other sales giveaways to both end consumers and vape shop personnel to attract and incentivize vape shops to carry the Products and further increase shelf space and sell through. The Company focuses on servicing these vape shops locally with industry-leading customer service and by partnering with recognized distribution partners in those jurisdictions. These initiatives have proven to be successful for Gilla as the Products are available in vape stores internationally having top recognized brands in multiple countries in Europe such as Belgium, the Netherlands and Denmark.

Gaining access to new vape shops and retail outlets is a distributor-driven business. As such, Gilla partners with leading local distributors which have access to retail networks and have existing infrastructure to distribute the Products. In certain jurisdictions across the EU, the Company has exclusive distribution partners of its Products who are required to maintain and grow sales by a pre-determined amount to maintain exclusivity. Assisting these distributors with Gilla’s store level marketing has proven to enhance sell-through and awareness.

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

Gilla aims to be a global leader in the manufacturing and distribution of E-liquid for the vapor industry. The Company provides consumers with choice and quality across categories and price points to deliver the most efficient and effective vaping solutions for nicotine. The Company has grown through investments in manufacturing and distribution, E-liquid brands and acquisitions to both broaden Gilla’s portfolio depth and geographical footprint. Gilla’s business model targets the high growth vaping industry to generate high margins returns on premium E-liquid brands to yield positive results for its shareholders, while creating value for its customers and consumers. The Company seeks to leverage its existing infrastructure and industry know-how to further its bespoke business model across different regulatory jurisdictions and new environments.

The Company is targeting new geographic regions such as Russia, the Middle East and Asia by leveraging existing infrastructure and underutilized capacity. Management also continues to evaluate new verticals which may be applicable to the Company’s expertise in the vape and vapor products industry, including but not limited to the cannabis sector.

The Company has developed a strong platform for growth based on the following key elements:

●
Diversified Proprietary E-liquid Portfolio – Gilla has developed and acquired premium E-liquid brands across categories and price points.

●
Global Geographic Reach – Gilla’s distribution infrastructure services 25 countries spanning three continents.

●
Efficient Supply and Procurement - Gilla’s manufacturing facilities ensure efficient, sustainable production and supply of E-liquid to the highest quality standards.

●
Leading Capabilities – Gilla is focused on execution and has retained knowledgeable and industry leading executives across all functions of its business including operations, sales and finance and is committed to delivering industry leading customer service.

Performance Drivers

The Company has developed six performance drivers that are key to driving growth.

1.
Focus on core business

The Company’s premium E-liquid Products can generate margins in excess of 70%. A focus on driving recurring sales higher margin Products contained within Gilla’s portfolio will improve overall margins which can support a vast amount of the Company’s operating and overhead costs allowing the Company to enhance revenues and profitability.

2.
Expand global reach

The Company’s ability to innovate and launch new brands is a competitive advantage. Gilla can leverage its existing infrastructure and available manufacturing capacity to facilitate growth in and to efficiently access new geographic regions such as Russia, the Middle East and Asia.

3.
Bespoke business model

The Company currently operates in a regulated industry. Gilla can leverage its proprietary know-how to further its bespoke business model across different regulatory jurisdictions and new verticals to introduce additional products to accelerate revenue growth and margins.

4.
Pursue strategic acquisition opportunities

The Company is focused exclusively on E-liquids and vaping delivery solutions. Gilla has a strong platform to enter new markets and verticals through strategic acquisitions.

5.
Invest in brand and marketing efforts

The Company’s store level marketing strategy has proven to enhance sell-through. Gilla’s continued focus on servicing global clientele locally through best-in-class point-of-sale marketing and targeted sales programs can enhance awareness and demand for the Products.

6.
Attract and retain talent

The Company’s success will depend on the ability to attract and retain qualified and competent employees at all levels of the business. Ensuring that Gilla has the best talent is one of the Company’s biggest challenges and one of its greatest opportunities.

Employees

As at the date of this Annual Report, the Company has eight (8) key individuals engaged as consultants and twenty-one (21) full-time employees. Collectively, these consultants and employees oversee day-to-day operations of the Company supporting management, administrative, bookkeeping, accounting, manufacturing, logistics, sales, marketing, and digital media functions of the Company. The Company also retains reputable external legal advisors and consultants with extensive knowledge of local laws and regulations. These legal advisors and consultants work in jurisdictions that the Company operates. The Company has no unionized employees.

Being in the growth-stage, the Company intends to increase (or decrease) its number of employees as appropriate to achieve the Company’s objectives. The Company intends to focus on identifying, attracting and retaining talented, highly motivated, customer-focused, team-orientated employees to support its growth.

Competition

The market for the Company’s Products is very competitive and subject to rapid change and regulatory requirements. Generally, the E-liquid niche of the vapor industry is extremely competitive with low barriers to entry, however, recent regulatory requirements in the United States and the European Union have created regulatory hurdles and approvals for new entrants to those markets.

The Company faces intense competition from direct and indirect competitors, including “big tobacco”, “big pharma”, and other known and established or yet to be formed E-liquid or vaping companies or brands, each of whom pose a competitive threat to the Company and its future business prospects. The Company expects competition to intensify in the future. Certain of these businesses are either currently competing with the Company or are focusing significant resources on providing products that will compete with the Company’s E-liquid Product offerings in the future.

The Company’s principal competitors can be classified into three main categories: (i) E-liquid and vaping companies, (ii) tobacco companies, and (iii) pharmaceutical companies. The Company competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. The Company is subject to highly competitive conditions in all aspects of the business. The competitive environment and the Company’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette or E-cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate products or ability to market products in certain jurisdictions.

Traditional tobacco companies, including Reynolds American Inc., Altria Group Inc., Phillip Morris International Inc., British American Tobacco PLC and Imperial Tobacco Group PLC are expanding into various E-cigarette and vaping markets throughout the world. Each of these companies have launched their own E-cigarette offerings in markets where the Company currently sells its Products. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors, such as the Company, to capture a larger share of the vaping market. The Company also faces competition from smaller tobacco companies that are much larger, well capitalized, and more established than the Company.

The Company faces direct competition from independent pure play E-cigarette and vaping companies, including Vapor Corp., Vapor Group, Inc., Electronic Cigarettes International Group Ltd., Vapor Hub International Inc. and other private companies that currently own, distribute and market competing products. The Company also faces indirect competition from the traditional tobacco companies offering cigarettes, nicotine replacement therapies (“NRT”) and smokeless tobacco products. It is likely that these companies will enter the market as the E-liquid and vapor industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

Intellectual Property

The Company seeks to protect its intellectual property using a combination of trademarks, trade secrets, copyrights and contractual provisions. Trademarks are expected to form an integral part of the Company’s brand marketing. The Company conducts intellectual property surveillance of direct and indirect competition as well as potential threats that would become the Company’s competition. This surveillance addresses direct and indirect competitors as well as threats that could be market followers or intellectual property barriers for future development.

Trademarks

The Company owns trademarks on certain of its brands including: Coil Glaze™, Craft Vapes™, The Mad Alchemist™ and Crown E-liquid™. The Company plans to continue to expand its portfolio of brand names and its proprietary trademarks worldwide as the business grows.

Patents

The Company does not own any domestic or foreign patents relating to its Products or vaporizers.

Trade Secrets

Certain aspects of the business, which management considers extremely valuable to the Company’s success and market leadership, have been retained as “in house” trade secrets in an effort to avoid public disclosure through the patent process. The decision to protect these intellectual property or proprietary information is primarily driven by the low profitability of being able to detect or establish infringement of such intellectual property.

Contractual Restrictions

The Company seeks to avoid disclosure of its intellectual property and proprietary information by requiring all employees as a condition of employment to enter into non-disclosure, confidentially and intellectual property assignment agreements. In addition, the Company will also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of the Company’s proprietary information.

Government Regulations

Government authorities in the United States, the European Union, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-liquid, E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related vapor products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its Products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The following is a summary of the key regulatory matters generally affecting the E-liquid and vaping products marketplace in the United States, the European Union and Canada. This summary does not purport to be a comprehensive overview of all applicable laws and regulations that may impact the Company’s business.

United States

The United States Food and Drug Administration (the “FDA”) is permitted to regulate E-liquid, E-cigarettes and other vaping products as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”), based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010). Furthermore, the FDA is not permitted to regulate E-liquid, E-cigarettes and other vaping products as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless marketed for therapeutic purposes.

Since the Company does not market its Products for therapeutic purposes, the Company’s Products that contain nicotine are subject to being classified as “tobacco products” under the Tobacco Control Act. Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, the Tobacco Control Act grants the FDA broad authority to impose restrictions over the design, manufacture, distribution, sale, marketing and packaging of tobacco. Furthermore, the FDA may be required to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

The Tobacco Control Act also requires an establishment of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including the sales of the Products.

The FDA had previously indicated that it intended to regulate E-cigarettes under the Tobacco Control Act through the issuance of “Deeming Regulations” that would include E-liquid, E-cigarettes, and other vaping products (collectively, “Deemed Tobacco Products”) under the Tobacco Control Act and subject to the FDA’s jurisdiction.

On May 10, 2016, the FDA issued the “Deeming Regulations” (the “Deeming Regulations”) which came into effect August 8, 2016. The Deeming Regulations amended the definition of “tobacco products” to include E-liquid, E-cigarettes and other vaping products. Deemed Tobacco Products include, but are not limited to, E-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain E-liquids and programmable software. Beginning August 8, 2016, Deemed Tobacco Products became subject to all FDA regulations applicable to cigarettes, cigarette tobacco, and other tobacco products which require:

●
a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;
●
health and addictiveness warnings on product packages and in advertisements;
●
a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time;
●
registration with, and reporting of product and ingredient listings to, the FDA;
●
no marketing of new tobacco products prior to FDA review;
●
no direct and implied claims of reduced risk such as "light", "low" and "mild" descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;
●
payment of user fees;
●
ban on free samples; and
●
childproof packaging.

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence (“SE”) report and receipt of an SE order; or (3) submission of a request for an exemption from SE requirements (“SE Exemption”) and receipt of an SE exemption determination. The Company cannot predict if its Products, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA if the Company were to undertake obtaining premarket approval though any of the available pathways.

Since there were virtually no E-liquid, E-cigarette or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous SE or SE Exemption pathways that traditional tobacco companies can utilize. In order to obtain premarket approval, practically all E-liquid, E-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Furthermore, the Deeming Regulations also effectively froze the U.S. market on August 8, 2016 since any new E-liquid, E-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 were provided with a two-year grace period where such products can continue to market until the August 8, 2018 PMTA submission deadline. Upon submission of a PMTA, products would then be given an additional twelve months of market access pending the FDA’s review. Without obtaining marketing authorization by the FDA prior to August 8, 2019, such products would be required to be removed from the market until such authorization could be obtained.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of E-liquid, E-cigarettes and other vaping products where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize vaping products as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, vaping products may lose their appeal as an alternative to traditional cigarettes, which may have the effect of reducing the demand for the Products.

The Company may be required to discontinue, prohibit or suspend sales of its Products in states that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company then the Company may be required to cease sales and distribution of its Products to those states, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to E-liquid, E-cigarettes and other vaping products. The application of either or both of these federal laws to the Company’s Products would have a material adverse effect on the Company’s business, results of operations and financial condition.

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
●
requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituent levels;
●
requirements regarding testing, disclosure and use of tobacco product ingredients;
●
increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
●
elimination of duty free allowances for travelers; and
●
encouraging litigation against tobacco companies.

If E-liquid, E-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

European Union

On April 3, 2014, the European Union issued the “New Tobacco Product Directive” and is intended to regulate “tobacco products”, including cigarettes, roll-your-own tobacco, cigars and smokeless tobacco, and “electronic cigarettes and herbal products for smoking”, including E-liquid, E-cigarettes, refill containers, liquid holding tanks and E-liquid bottles sold directly to consumers. The New Tobacco Product Directive became effective May 20, 2016.

The New Tobacco Product Directive introduces a number of new regulatory requirements for E-liquid, E-cigarettes and other vaping products, which includes the following: (i) restricts the amount of nicotine that E-cigarettes and E-liquid can contain; (ii) requires E-liquid, E-cigarettes and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (iii) provides that E-liquid, E-cigarettes and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (iv) significantly restricts the advertising and promotion of E-liquid, E-cigarettes and other vaping products; and (v) requires E-cigarette, E-liquid and other vaping product manufacturers and importers to notify EU Member States before placing new products on the market and to report annually such to Member States (including on their sales volumes, types of users and their “preferences”). Failure to make annual reports to Member State Competent Authorities or to properly notify prior to a substantive change to an existing product or introduction of a new product could result in the Company’s inability to market or sell its Products and cause material adverse effect on the Company’s business, results of operations and financial condition.

The New Tobacco Product Directive requires Member States to transpose into law New Tobacco Product Directive provisions by May 20, 2016. An “EU directive” requires Member States to achieve particular results. However, it does not dictate the means by which they do so. Its effect depends on how Member States transpose the New Tobacco Product Directive into their national laws. Member States may decide, for example, to introduce further rules affecting E-liquid, E-cigarettes and other vaping products (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the Treaty on the Functioning of the European Union. The Tobacco Product Directive also includes provisions that allow Member States to ban specific E-liquid, E-cigarettes and other vaping products or specific types of E-liquid, E-cigarettes and other vaping products in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least three Member States impose a ban and it is found to be duly justified, the European Commission could implement an European Union wide ban. Similarly, the New Tobacco Product Directive provides that Member States may prohibit a certain category of tobacco, flavouring or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There are also other national laws in Member States regulating E-liquid, E-cigarettes and other vaping products. It is not clear what impact the new Tobacco Product Directive will have on these laws.

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

In the absence of evidence establishing otherwise, an electronic smoking product delivering nicotine is regulated as a “new drug” under Division 8, Part C of the Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licences issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes. Products that are found to pose a risk to health and/or are in violation of the Food and Drugs Act and related regulations may be subject to compliance and enforcement actions in accordance with the Health Products and Food Branch Inspectorate’s Compliance and Enforcement Policy (POL-0001). According to Health Canada regulations, it is not permissible to import, advertise or sell electronic smoking products without the appropriate authorizations, and persons that violate these regulations are subject to repercussions from Health Canada, including but not limited to, seizure of the products.

Since no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of E-liquid, E-cigarettes or other vaping products has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

To date, Health Canada has not imposed any restrictions on E-liquid, E-cigarettes and other vaping products that do not contain nicotine. E-liquid, E-cigarettes and other vaping products that do not make any health claim and do not contain nicotine may be legally be sold in Canada. Thus, vendors can openly sell nicotine-free E-liquid, E-cigarettes and other vaping products. However, there are vape shops operating throughout Canada selling E-liquid, E-cigarettes and other vaping products containing nicotine without any implications from Health Canada. E-liquid, E-cigarettes and other vaping products are subject to standard product regulations in Canada, including the Canada Consumer Product Safety Act and the Consumer Packaging and Labelling Act.

At present, neither the Tobacco Act (which regulates the manufacture, sale, labelling and promotion of tobacco products) nor the Tobacco Products Labelling Regulations (Cigarettes and Little Cigars) (which governs how cigarettes can be advertised and marketed) apply to E-liquid, E-cigarettes and other vaping products. The application of these federal laws to E-liquid, E-cigarettes and other vaping products would have a material adverse effect on the Company’s business, results of operations and financial condition.

BACKGROUND AND HISTORY OF THE ISSUER

The Company is the resulting entity of a reverse merger on November 21, 2012 of a company engaged in the sale and distribution of E-cigarettes and vaporizers. Prior to the reverse merger, the Company was a mineral-property development company. On November 21, 2012, the reverse merger was completed and the principal business of the Company was that of the sale and distribution E-cigarettes. The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is used in vaporizers, E-cigarettes, and other vaping hardware and accessories.

The Company has focused building a strong platform for growth though investing in brands and distribution to consumers. Over the past two years, the Company has developed and acquired manufacturing operations, premium E-liquid brands and a global distribution platform.

Acquisition of E-liquid Manufacturing Business

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc. (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to a share purchase agreement, dated June 25, 2015, the Company acquired E Vapor Labs for a total purchase price of $1,125,000 payable to the vendors of E Vapor Labs on the following basis: (i) $225,000 in cash on closing; and (ii) $900,000 in promissory notes issued on closing. The promissory notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from closing. The promissory notes were all unsecured, non-interest bearing, and on each respective maturity date for each of the three tranches of promissory notes issued, at the option of the vendors, up to one-third of each tranche of the promissory notes could be repaid in Common Shares of the Company, calculated using the five day weighted average closing market price prior to the maturity of the promissory notes. The promissory notes were all subject to adjustments as outlined in the share purchase agreement.

The acquisition of E Vapor Labs provided the Company with its own E-liquid manufacturing platform located in the United States. The scalability of this manufacturing facility provided the Company with an opportunity to continue to manufacture and distribute private-label products for E Vapor Labs’ existing clientele while at the same time providing the Company with the required infrastructure to aggressively pursue a consolidation strategy of the highly-fragmented E-liquid industry to build the Company’s global E-liquid portfolio and manufacture such Products in house.

Acquisition of an Online E-liquid Retailer

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid online retailer. Pursuant to a share purchase agreement, dated July 14, 2015, the Company acquired VaporLiq for a total purchase price of $126,975 payable to the vendors of VaporLiq on the following basis: (i) 500,000 Common Shares of the Company valued at $0.17 per Common Share for a total value of $85,000; and (ii) 500,000 Common Share purchase warrants with a deemed value of $41,975, which were exercisable to acquire 500,000 Common Shares at an exercise price of $0.20 for a period of 18 months from the date of issuance.

The acquisition of VaporLiq provided the Company with a recognized online brand in the industry and access to VaporLiq’s existing customer base and business relationships.

Acquisitions of Premium E-liquid Brands

Craft Vapes Brands

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including all of the rights and title to own and operate the Craft Vapes, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “Craft Vapes Brands”). Pursuant to an asset purchase agreement, dated October 21, 2015, the Company purchased the assets of 901 Vaping for a total purchase price of $173,207 which included the following: (i) the issuance of 1,000,000 Common Shares of the Company valued at $0.15 per Common Share for an aggregate value of $150,000; (ii) cash consideration equal to 901 Vaping’s inventory and equipment of $23,207; and (iii) a quarterly-earn out based on the gross profit stream derived from product sales of the Craft Vapes Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of 901 Vaping.

The Mad Alchemist Brands

On December 2, 2015, the Company acquired all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist and Replicant E-liquid brands (the “The Mad Alchemist Brands”). Pursuant to an asset purchase agreement (the “TMA Asset Purchase Agreement”), dated November 30, 2015, the Company purchased the assets of TMA for a total purchase price of $500,000 which included the following: (i) the issuance of 819,672 Common Shares of the Company valued at $0.122 per Common Share for an aggregate value of $100,000; (ii) $400,000 in cash payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and (iii) a quarterly-earn out based on the gross profit stream derived from product sales of The Mad Alchemist Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of TMA.

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 in remaining cash payable by the Company to the TMA Vendors pursuant to the TMA Asset Purchase Agreement in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon signing of the settlement, $27,500 was payable thirty days following signing of the settlement and the remaining $27,500 was payable at the later of (i) sixty days following the signing of the TMA Settlement Agreement or (ii) the completion of the historical audit of TMA. In addition, Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA Vendors, entered into on closing of the TMA Asset Purchase Agreement, and all amounts were fully settled pursuant to the TMA Settlement Agreement.

The acquisitions of the Craft Vapes Brands and The Mad Alchemist Brands provided the Company with the ability to quickly expand its Product portfolio with internationally recognized E-liquid brands while gaining access to new personal and know-how to further grow the business organically and expand into key targeted international markets.

International Growth and Expansion

In January of 2016, the Company furthered its international growth and expansion by establishing a wholly-owned subsidiary in Hungary and hiring a leading E-cigarette sales, distribution and customer service management team based in Budapest, Hungary. The move allowed the Company to immediately gain access to a leading distribution and customer service platform accessing over 25 countries.

ITEM 1A. RISK FACTORS.

In addition to other information in this Annual Report, the following risk factors should be carefully considered in evaluating the Registrant’s business because such factors may have a significant impact on the business, operating results, liquidity and financial condition. The materialization of any of the risks set forth below would mean that the Registrant’s actual results could differ materially from those projected in any forward-looking statements. These risks described below, as well as additional risks and uncertainties not presently known, or that are currently considered to be immaterial, may impact the business, operating results, liquidity and financial condition. If any of such risks occur, the business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of the Registrant’s securities could decline, and investors may lose all or part of their investment.

Risks Related to the Company’s Business

The Company’s auditors have issued an opinion expressing uncertainty regarding the Company’s ability to continue as a going concern. If the Company is not able to continue operations, investors could lose their entire investment in the Company.

The Company has a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about the Company’s ability to continue as a going concern. The Corporation’s auditors issued an opinion in their audit report dated March 31, 2017 expressing uncertainty about the Company’s ability to continue as a going concern. This means there exists substantial doubt whether the Company can continue as an ongoing business without additional financing and/or generating profits from its operations. If the Company is unable to continue as a going concern and the Company fails, investors in the Company could lose their entire investment.

The market for E-liquid and other vaping products is a niche market and is relatively new and emerging. If the market develops more slowly or differently than the Company expects, the business, growth prospects and financial condition would be adversely affected.

E-liquid and other vaping products, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of global market entrants. The Company’s future sales and any future profits are substantially dependent upon the widespread acceptance and use of vaping products. Rapid growth in the use of, and interest in, E-liquid and other vaping products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, the Company is subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of E-liquid and other vaping products, in general or, specifically the Products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for E-liquid and other vaping products.

Furthermore, the market for E-liquid and other vaping products is relatively new and many may not achieve or sustain high levels of demand and market acceptance. While traditional tobacco products are well established and revenue from traditional cigarette sales represent a substantial majority of total industry revenue, smokeless tobacco products and vaping products represent only a small portion of the industry. There can be no assurance that E-liquid and other vaping products become widely adopted, or the market for vaping products develop as the Company expects. If the market for E-liquid and other vaping products develops more slowly, or differently than expected, the business, growth prospects and financial condition of the Company would be adversely affected.

The Company must comply with regulations imposed by government authorities and may be required to obtain the approval of various government agencies to market the Products.

The Products are subject to regulation by governmental authorities in certain jurisdictions. The Company must comply with such regulations, as applicable, in the relevant jurisdictions where the Company offers and sells the Products. Achievement of the Company’s business objectives are contingent, in part, upon compliance with necessary and applicable regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary. The Company cannot predict the time required to secure all appropriate regulatory approvals. These approvals could require significant time and resources from the Company’s technical staff, and, if revisions are necessary, could result in a delay in the introduction of the Products in various markets or ultimately require the Company to exit from that market. There can be no assurance that the Company will obtain any or all of the approvals that may be required to market the Products. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of the Company’s plans and could have a material adverse effect on the business, results of operations and financial condition of the Company.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The Deeming Regulations issued by the FDA require any Deemed Tobacco Products, which include E-liquid and other vaping products, that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new E-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products that were on the market in the United States prior to August 8, 2016 have a two-year grace period, ending August 8, 2018, during which a premarket application though the PMTA pathway must be completed and filed. Upon submission of a PMTA, products would then be given an additional twelve months of market access pending the FDA’s review. Without obtaining marketing authorization by the FDA prior to August 8, 2019, such products would be required to be removed from the market until such authorization could be obtained. Failure to complete the required premarket application, an endeavor that would be extremely time consuming and financially costly, could prevent the Company from marketing and selling the Products in the United States and, thus, may have a material effect on the business, financial condition and results of operations. Further, there can be no guarantee that if the Company were to complete a premarket application for each of the Products, that any of such applications would be approved by the FDA.

The Company may experience intense competition in the E-liquid and vapor products industry which it currently operates.

The Company may face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources, market penetration and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition and results of operation of the Company.

Because the E-liquid and vapor products industry has relatively low barriers to entry, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company.

The Products contain nicotine which is highly addictive and use of E-liquid and other vaping products may pose a health risk to users.

Certain of the Products contain nicotine which is considered to be a highly addictive substance. According to the FDA, E-liquid and other vaping products may contain other ingredients known to be toxic to humans. Additionally, vaping products may be more attractive to young individuals as a smoking alternative, perceived to be less damaging to one’s health than traditional cigarettes. The FDA or any other state or federal government agency could ban certain ingredients and/or force reformulations of certain Products for the purposes of protecting the public’s general health. There have been instances of vaping devices exploding during charging. Such instances can cause bodily harm and could jeopardize consumer sentiment. Any one or all of these considerations in tandem could have a negative impact on the Company’s ability to effectively market and sell the Products and could result in a material adverse effect on the Company’s financial condition and results of operations.

The rapid development of the vaping industry has not provided sufficient time for the medical profession to study the health effects of using vaping products.

The rapid development of vaping products has not provided sufficient time for the medical profession to study the long-term health effects of using such products. Therefore, it is uncertain as to whether or not E-liquid and other vaping products are safe for their intended use. If the medical profession were to determine conclusively that using E-liquid and other vaping products posed a significant threat to long-term human health, consumption could decline rapidly and the Company may be forced to modify certain of the Products. Such an outcome may have material adverse effect on the Company’s financial condition and results of operations.

If the Company’s transfer pricing policies get challenged, the Company’s income tax expense may be adversely affected which may have a significant impact on the Company’s future earnings and future cash flows.

The Company conducts its business operations in various jurisdictions and through separate legal entities within such jurisdictions. The Compay and certain of its subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, other currently existing or new subsidiaries in different jurisdictions. The tax laws of these jurisdictions, have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles and that contemporaneous documentation must exist to support such pricing. The taxation authorities in the jurisdictions where the Company carries on business could challenge its arm’s length related party transfer pricing policies. International transfer pricing is a subjective area of taxation and generally involves a significant degree of judgment. If any of these taxation authorities are successful in challenging the Company’s transfer pricing policies, its income tax expense may be adversely affected and the Company could also be subjected to interest and penalty charges. Any such increase in its income tax expense and related interest and penalties could have a significant impact on the Company’s future earnings and future cash flows.

A lack of diversification will increase the risk of an investment in the Company. Results of operations and financial condition may deteriorate if the Company fails to diversify.

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-Liquid, which is the liquid used in vaporizers, E-cigarettes and other vaping hardware and accessories. Larger companies have the ability to manage their risk by diversification. However, the Company lacks diversification, in terms of both the nature and geographic scope. As a result, the Company will likely be impacted more acutely by factors affecting its industry or the regions in which it operates than if the Company were more diversified, enhancing the risk profile. If the Company cannot diversify or expand operations, the Company’s financial condition and results of operations could deteriorate.

The Company is dependent on its management team to operate the business who has no prior experience in the tobacco industry.

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain the future development of the business. In part, the Company’s success is largely dependent on the continued service of the members of the management team, who are critical in establishing corporate strategies, focus and future growth. The Company’s success will be dependent on the ability to attract and retain a qualified and competent management team in order to manage operations. Therefore, the Company’s operations may be severely disrupted, and may incur additional expenses to recruit and retain new officers. In addition, if any of the Company’s executives join a competitor or forms a competing business, the Company may lose its existing customers.

Furthermore, the Company’s management team has no prior experience in the tobacco industry, which could impair the Company’s ability to comply with legal and regulatory requirements. There can be no assurance that the management team will be able to implement and affect programs, product packaging and policies in an effective and timely manner that adequately respond to increased legal and regulatory compliance imposed by such laws and regulations. Failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of the Company’s operations.

The Company may be subject to litigation in the ordinary course of business. Furthermore, warranty claims, product liability claims and product recalls could harm the business, results of operations and financial condition.

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

Furthermore, the Company is inherently exposed to potential warranty and product liability claims, in the event that the Products fail to perform as expected or such failure of the Products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite quality controls, proper testing and instruction for use of the Products, either due to a defect during manufacturing or due to the individual’s improper use of the Product. In addition, if any of the Products are, or are alleged, to be defective, then the Company may be required to participate in a recall.

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
●
damage to the Company’s reputation and the reputation of the Products and its brands, resulting in lower sales;
●
regulatory investigations that could require costly recalls or product modifications;
●
litigation costs; and
●
the diversion of management’s attention from managing the Company’s primary business.

Any one or more of the foregoing could have a material adverse effect on the business, results of operations and financial condition.

On January 5, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of promissory notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. In July of 2016, the Company filed its Answer, Affirmative Defences and Counterclaim. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition. The legal proceeding has been brought in Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida, Civil Division under the following caption: Yaron Elkayam, Pinchas Mamane, Levent Dikmen, Plaintiffs, v. Gilla, Inc., Case No. 16-CA-0047, Division H, filed January 5, 2016.

The Company is substantially dependent on third party suppliers to sustain operations.

The Company is substantially dependent on third-party suppliers. The Company depends on the ability of its suppliers to deliver raw materials on a timely basis, in adequate quantities, at a consistent quality and at a reasonable cost in order to meet operational needs. Changes in business conditions, wars, governmental changes and other factors beyond the Company’s control which are not presently anticipated, could affect the ability of a supplier to meet the Company’s needs. Furthermore, if the Company experiences significant growth and demand for the Products, there can be no assurance that the additional supply of raw materials will be available in a timely manner. Loss of any of the Company’s suppliers, or the disruption in the supply of raw materials, could have a material adverse effect on the business and on existing relationships with the Company’s customers.

The Corporation may be affected if the Products are taxed like other tobacco products or the Company is required to collect and remit sales tax on certain of its sales.

Presently, the Products are not taxed like cigarettes or other tobacco products in the jurisdictions which the Company operates. Cigarettes and other tobacco products have generally faced significant increases in the amount of taxes collected on the sale of their products. Should any state or federal government or taxing authority in the jurisdictions which the Company operates impose taxes similar to those levied against cigarettes and tobacco products on the Company’s Products, it may have a material adverse effect on the demand for its Products. Moreover, the Company may be unable to establish the systems and processes needed to track and submit the taxes collected, which would limit the Company’s ability to market the Products and operate efficiently which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company competes with importers, distributors and/or manufacturers who may not comply with government regulations.

The Company faces competition from importers, distributors and/or manufacturers who may illegally ship their products into the jurisdictions which the Company operates including the United States, the European Union and Canada. These market participants may not have the added cost and expense of complying with government regulations and taxes, and as a result, will be able to offer their products at a more competitive price, potentially allowing them to capture a larger market share. Moreover, should the Company be unable to sell certain of the Products during any regulatory approval process, there can be no assurances that the Company will be able to recapture those customers lost to foreign domiciled competitors during any “blackout” periods, during which the Company may be unable to sell its Products. This competitive disadvantage may have a material adverse effect on the business, results of operations and financial condition.

Conventional tobacco sales have been declining, which could have a material adverse effect on the Company.

Conventional tobacco sales, in terms of volume, have been declining as a result of many regulatory restrictions, increased awareness in smoking cessation and a general decline in social acceptability of smoking. Although the E-liquid and vapor products industry is growing rapidly, it represents a small portion of the overall tobacco industry. A continual decline in tobacco sales could adversely affect the growth of the E-liquid niche, which could have a material adverse effect on the business, results of operations and financial condition.

The Corporation does not own any patents and intellectual property rights.

The Company does not own any patents or proprietary rights to any vaping hardware which must be used in combination with the Products. Competitors offering similar products to the Company, may own such patents or proprietary rights and may disturb the market which could have a material adverse effect on the business, results of operations and financial condition.

The Company may be subject to intellectual property infringement claims.

The Company’s commercial success and value depends, in part, upon the Company not infringing the intellectual property rights of others. A number of the Company’s competitors, and its third parties, may have issued or pending patents or trademarks, and may obtain additional patents, trademarks and proprietary rights for technologies and branding similar to those used by the Company in the Products. Some of these patents or trademarks may grant very broad protection to the owners of such intellectual property. The Company cannot determine with certainty whether any issued patents, trademarks, or the issuance of any intellectual property rights, would require the Company to obtain licenses or cease certain activities. The Company may become subject to claims by other parties that its Products infringe their intellectual property rights due to the growth of Products in the Company’s target markets, the overlap in functionality of these products and the prevalence of these products.

The Company may become dependent on foreign sales to maintain operations.

If the FDA, Health Canada or any other state or federal government agency restricts or prohibits the sale of E-liquid and other vaping products in the U.S. or Canada, in part or in whole, the Company’s ability to maintain operations will become dependent on the ability to successfully market the Products and brands in foreign jurisdictions where the Products can be sold. The Company’s inability to establish distribution channels in foreign jurisdictions, specifically those that allow for the sale of E-liquid and other vaping products will deprive the Company of the operating revenue that may be required to fund any domestic regulatory approvals to maintain the Company’s business operations.

The Products face intense media attention and public pressure.

E-liquid and other vaping products are new to the marketplace and since its introduction, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all vaping products, pending regulatory reviews and a demonstration of safety. A partial or outright ban would have a material adverse effect on the business, results of operation and financial condition.

The Company may be exposed to foreign currency risk.

The Company’s global business operates in U.S. Dollars, Canadian Dollars, Euros, British Pounds and Hungarian Forint. The Company’s functional and reporting currency is the U.S. Dollar. Accordingly, the revenues and expenses of operating under another currency other than U.S. Dollars will be translated at average rates of exchange in effect during the applicable reporting period. Assets and liabilities will be translated at the exchange rates in effect at the balance sheet date. As a result, the Company’s consolidated financial position is subject to foreign currency fluctuation risk, which could materially adversely impact its operating results and cash flows. Although the Company may enter into currency hedging arrangements in respect of its foreign currency cash flows, there can be no assurance that the Company will do so, or if they do, that the full amount of the foreign currency exposure will be hedged at any time.

Risks Associated with the Company’s Common Shares

There is no predictable method by which investors in the securities of the Company shall be able to realize any gain or return on their investment in the Company, or shall be able to recover all or any substantial portion of the value of their investment. There is, currently no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate their investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of their investment, and should the investor therefore wish to transfer the Common Shares owned by them, they may find that there is only a limited or no ability to transfer or market the Common Shares. Accordingly, purchasers of Common Shares need to be prepared to bear the economic risk of their investment for an indefinite period of time. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.

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

Of the currently issued and outstanding Common Shares of the Company, approximately 25,157,274 Common Shares (approximately 21.57% of the total number of Common Shares outstanding) are owned by, or are under the direct or indirect control of Company insiders. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Any sale of a large number of shares over a short period of time could significantly depress the market price of the Common Shares.

The majority of the Company’s authorized but unissued Common Shares remains unissued. The Board of Directors has authority to issue such unissued Common Shares without the consent or vote of the stockholders of the Company. The issuance of these Common Shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

The Company is subject to compliance with securities law, which exposes the Company to potential liabilities, including potential rescission rights.

The Company has offered and sold Common Shares to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon the Company’s conduct and that of those persons contacting prospective investors and making the offering. The Company has not received a legal opinion to the effect that any of the prior offerings were exempt from registration under any federal or state law. Instead, the Company has relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, the Company would face severe financial demands that could adversely affect its business and operations. Additionally, if the Corporation did not in fact qualify for the exemptions upon which it has relied, the Company may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The Company does not intend to pay cash dividends in the foreseeable future.

On January 17, 2008, the Board of Directors declared a cash dividend of its Common Share shareholders of record on February 4, 2008 in the amount of $0.035 per share, which was distributed on February 15, 2008. The Company currently intends to retain all future earnings for use in the operation and expansion of the Company’s business. The Company does not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for the Company’s securities and there can be no assurance that any market will ever develop or that the Common Shares will be listed for trading on a recognized exchange. Therefore, investors may be unable to liquidate their investments.

The Company is a fully reporting OTC Markets company and trades on the OTC QB under the symbol “GLLA”. There has not been any established trading market for the Common Shares and there is currently no market for the Company’s securities. Even if the Company is ultimately approved for trading on a recognized exchange, there can be no assurance as the prices at which the Common Shares will trade if a trading market develops, of which there can be no assurance. Until an orderly market develops, if ever, in the Common Shares, there can be no assurance that investors will be able to liquidate their investments.

The Common Shares are illiquid and may in the future be subject to price volatility unrelated to the Company’s operations.

The Common Shares have no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including but not limited to market perception of the Company’s ability to achieve planned growth, quarterly operating results of other companies in the same industry, trading volume in the Common Shares, changes in general conditions in the economy and the financial markets or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on the Common Shares. Sales of substantial amounts of Common Shares, or the perception that such sales could occur, could adversely affect the market price of the Common Shares (if and when a market price is established) and could impair the Company’s ability to raise capital through the sale of equity securities.

Other Risks

The Company’s ability to continue as a going concern is dependent on the ability to further implement its business plan, raise capital, and generate revenues.

The time required for the Company to become profitable from operations is highly uncertain, and the Company cannot assure that it will achieve or sustain operating profitability or generate sufficient cash flow to meet its planned capital expenditures. If required, the Company’s ability to obtain additional financing from other sources also depends on many factors beyond its control, including the state of the capital markets and the prospects for its business. The necessary additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of its securities.

The Company cannot assure that it will generate sufficient cash flow from operations or obtain additional financing to meet its obligations. Should any of these events not occur, its financial condition will be adversely affected.

The Company’s line of business has a limited operating history and, accordingly, investors will not have any basis on which to evaluate the Company’s ability to achieve its business objectives.

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

The Company currently has eight (8) key individuals engaged as consultants and twenty-one (21) full-time employees. The Company expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. The Company’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company occupies office space at 475 Fentress Blvd., Unit L, Daytona Beach, FL 32114. The Company entered into an operating lease agreement for the rental premises in Daytona Beach, Florida, USA for a period of 36 months, commencing on January 1, 2015 and ending on December 31, 2017, with payments made monthly. The Company also entered into a lease agreement for office space in Budapest, Hungary for a period of one year ending on July 8, 2017, with payments made monthly. The Company also occupies office space in Toronto, Canada on a month to month basis.

The Company has no investments in real estate.

ITEM 3.  LEGAL PROCEEDINGS.

On January 5, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of promissory notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. In July of 2016, the Company filed its Answer, Affirmative Defences and Counterclaim. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition. The legal proceeding has been brought in Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida, Civil Division under the following caption: Yaron Elkayam, Pinchas Mamane, Levent Dikmen, Plaintiffs, v. Gilla, Inc., Case No. 16-CA-0047, Division H, filed January 5, 2016.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's securities trade on the over-the-counter market as a fully reporting OTC Markets company quoted on the OTC QB under the symbol “GLLA”. The following table sets forth for the periods indicated the range of high and low closing price per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the Company's Common Shares has been sporadic and there have been long periods during which there were few, if any, transactions in the Common Shares and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's Common Shares.

2015	HIGH	LOW
First Quarter	$0.28	$0.13
Second Quarter	$0.18	$0.09
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.17	$0.09

2016	HIGH	LOW
First Quarter	$0.20	$0.09
Second Quarter	$0.20	$0.13
Third Quarter	$0.21	$0.13
Fourth Quarter	$0.15	$0.07

On December 31, 2016, the closing price of the Company’s Common Shares as reported on the OTC QB was $0.15 per share. On December 31, 2016, the Company had in excess of 448 beneficial shareholders of Common Shares and 100,753,638 Common Shares issued and outstanding.

DIVIDENDS

On January 17, 2008, the Board of Directors declared a cash dividend to its Common Share shareholders of record on February 4, 2008 in the amount of $0.035 per share, which was distributed on February 15, 2008. The Company has not determined when it shall make its next dividend payment.

RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this Annual Report, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

ITEM 6.   SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of Common Shares outstanding.

	Years ended December 31,
	2016	2015
Revenues	$4,550,793	$1,163,096

Net Loss	$(4,500,206)	$(3,048,337)

Earnings (Loss) Per Share	$(0.04)	$(0.03)

Total assets	$2,422,954	$2,231,055

Total liabilities	$8,113,864	$5,000,695

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Gilla Inc. for the year ended December 31, 2016. The financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the financial statements and related notes of Gilla Inc. contained elsewhere in this Annual Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

Overview

Gilla Inc. was incorporated under the laws of the State of Nevada on March 28, 1995 under the name of Truco, Inc. The Company later changed its name to Web Tech, Inc., and then to Cynergy, Inc., Mercantile Factoring Credit Online Corp., Incitations, Inc., Osprey Gold Corp. and to its present name. The Company adopted the present name, Gilla Inc., on February 27, 2007. The Company’s registered address is 475 Fentress Blvd., Unit L, Daytona Beach, Florida 32114.

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is the liquid used in vaporizers, E-cigarettes, and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation of smoking and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. The Company provides consumers with choice and quality across various categories and price points to deliver the most efficient and effective vaping solutions for nicotine related products. Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, The Mad Alchemist™, Replicant, Enriched CBD and Crown E-liquid™.

Critical Accounting Policies

Basis of Preparation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc. and its wholly owned subsidiaries Gilla Europe Kft. and Gilla Operations Europe s.r.o.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these consolidated financial statements.

Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian Dollars (CAD) which is also their functional currency. The Company’s Irish and Slovakian subsidiaries maintain their books and records in Euros (EUR) which is also their functional currency. The Company’s Hungarian subsidiary maintains its books and records in Hungarian Forint (HUF) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States Dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States Dollars in accordance with provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters (“ASC 830”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's foreign subsidiaries from their functional currencies into the Company's reporting currency of United States Dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders' equity. The Company has not, as at the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of ASC No. 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at December 31, 2016 and 2015 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposits, promissory notes, convertible debentures, loans from shareholders, amounts owing on acquisitions, credit facility and term loan. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Advertising Costs

In accordance with ASC No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the years ended December 31, 2016 and 2015, the Company expensed $nil (December 31, 2015: $90,800) in production costs. During the year ended December 31, 2016, the Company expensed $315,174 (December 31, 2015: $159,125) as corporate promotions, these amounts have been recorded as administrative expense.

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

The estimated useful lives of the respective assets are as follows:

Furniture and equipment:	3 years
Computer hardware:	3 years
Manufacturing equipment:	3 years

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

If there were to be a sudden and significant decrease in future demand for the Company’s products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, the Company could be required to write down inventory and accordingly gross margin could be adversely affected.

Shipping and Handling Costs

The Company does not record shipping income. When the Company charges its customers, a cost associated with shipping and handling it records that cost in administrative expenses as an offset to the Company’s shipping expense.

Income Taxes

The Company follows ASC No. 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives and impairment of property and equipment, impairment of goodwill, accruals, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

Website Development Costs

Under the provisions of ASC No. 350, Intangibles – Goodwill and Other (“ASC 350”), the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs are amortized over the estimated useful life of the website which the Company considers to be five years. Ongoing website post-implementation cost of operations, including training and application, will be expensed as incurred.

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC No. 470-20, Debt with Conversion and Other Options (“ASC 470-20”). The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC No. 815-40, Derivatives and Hedging (“ASC 815-40”). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Use of this method requires that the Company make assumptions regarding stock value, dividend yields, expected term of the warrants and risk free interest rates.

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

The following useful lives are used in the calculation of amortization:

Brands:	5 years
Customer relationships:	5 years

Results of Operations – Year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue

For the year ended December 31, 2016, the Company generated $4,550,793 in sales from E-liquid, vaporizers, E-cigarettes and accessories as compared to $1,163,096 in sales for the year ended December 31, 2015. During the year ended December 31, 2016, the Company focused on building its international sales having recently developed and acquired manufacturing operations, premium E-liquid brands and a global distribution platform. Of the $4,550,793 in revenue generated for the year ended December 31, 2016, $2,596,172 (57% of total sales) was generated in the United States, $1,904,889 (42% of total sales) was generated in Europe and $49,732 (1% of total sales) was generated in Canada, a result of internationally recognized brands contained within the Company’s E-liquid product portfolio. For the year ended December 31, 2015, all of the Company sales focused in the United States.

The Company’s cost of goods sold for the year ended December 31, 2016 was $1,927,657 which represents E-liquid, bottles, hardware and related packaging as compared to $908,887 for the year ended December 31, 2015. Gross profit for the year ended December 31, 2016 was $2,623,136 with margins of 58% as compared to a gross profit of $254,209 and margins of 22% for the comparative period in 2015. The Company’s increased margins during the comparative period were the result of increased sales of high margin premium E-liquid products compared to lower margin sales of generic E-liquid and private-label sales.

Operating Expenses

For the year ended December 31, 2016, the Company incurred an administrative expense of $5,305,326, consulting fees to related parties of $473,149, depreciation expense of $56,055, amortization expense of $94,000, bad debt expense of $256,280, impairment of fixed asset expense of $70,142, impairment of inventory expense of $39,124, impairment of intangible asset expense of $122,983, impairment of goodwill expense of $208,376, gain on related party settlement of $9,263, loss on issuance of Common Shares of $28,426 and a gain on settlement of $274,052. Total operating expenses for the year ended December 31, 2016 was $6,370,547. For the year ended December 31, 2015, the Company incurred an administrative expense of $1,983,144, consulting fees to related parties of $605,180, depreciation expense of $20,986, amortization expense of $25,632, bad debt expense of $20,370, loss on settlement of accounts receivable of $24,582, impairment of website expense of $73,325 and impairment of inventory expense of $75,964. Total operating expenses for the year ended December 31, 2015 were $2,829,153.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $3,322,212 is attributable to increased operations of the Company due to significant growth between the comparative periods as a result of the acquisitions completed during fiscal 2015 and organic growth. The decrease in consulting fees due to related parties of $132,031 is attributable to the effects of foreign exchange translation. Bad debt expense for the year ended December 31, 2016 relates to the write off of uncollectible receivables whereas bad debt expense for the year ended December 31, 2015 relates to an allowance for uncollected receivables. The impairment of fixed assets of $70,142 during the year ended December 31, 2016 is the result of a write off of manufacturing equipment that was not in working order and that the Company has been unable to sell. The impairment of website and inventory recorded for the years ended December 31, 2016 and 2015 is due to the write off of website and inventory obsolescence. During the year ended December 31, 2016, the Company entered into the TMA Settlement Agreement and recorded a gain on settlement in the amount of $274,052. Further, the Company tested goodwill and intangibles acquired though the acquisition of the assets of TMA and fully impaired such assets in the amount of $208,376 and $122,983, respectively, which formerly represented the value of The Mad Alchemist Brands, customer relationships, workforce and business acumen that was acquired.

Loss from Operations

For the year ended December 31, 2016, the Company incurred a loss from operations of $3,747,411 as compared to $2,574,944 for the year ended December 31, 2015 due to the reasons discussed above.

Other Expenses

For the year ended December 31, 2016, total other expenses were $752,795 attributable to a foreign exchange loss of $35,477, amortization of debt discount of $94,546 and interest expense of $622,772. For the year ended December 31, 2015, total other expenses were $473,393 attributable to a foreign exchange gain of $155,519, amortization of debt discount of $239,330, interest expense of $385,151 and a loss on settlement of debt of $4,431.

Net Loss and Comprehensive Loss

Net loss amounted to $4,500,206 for the year ended December 31, 2016 compared to a net loss of $3,048,337 for the year ended December 31, 2015.

Comprehensive net loss amounted to $4,514,452 for the year ended December 31, 2016 compared to a comprehensive net loss of $2,820,698 for the year ended December 31, 2015. The change in comprehensive net loss compared to net loss is due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

For the year ended December 31, 2016 compared to the year ended December 31, 2015

As at December 31, 2016, the Company had total assets of $2,422,954 (compared to total assets of $2,231,055 at December 31, 2015) consisting of cash and cash equivalents of $184,754, trade receivables of $80,409, inventory of $545,135, other current assets of $462,708, property and equipment of $93,068, website development of $7,083, intangibles of $160,300 and goodwill of $889,497. The assets of the Company are primarily the result of the acquisitions of E Vapor Labs (see “Acquisition of E Vapor Labs”), the Craft Vapes Brands (see “Acquisition of Craft Vapes Brands”) and The Mad Alchemist Brands (see “Acquisition of The Mad Alchemist Brands”).

As at December 31, 2016, the Company had total liabilities of $8,113,864 (compared to total liabilities of $5,000,695 at December 31, 2015) consisting of accounts payable of $1,757,821, accrued liabilities of $404,633, accrued interest due to related parties of $263,790, customer deposits of $56,834, loans from shareholders of $502,288, due to related parties of $1,478,883, Unsecured Promissory Notes of $783,317, amounts owing on acquisition of $55,000, Term Loan of $1,144,337, long term loans from shareholders of $497,351, long term due to related parties of $1,085,906 and Convertible Debentures of $83,704.

At December 31, 2016, the Company had negative working capital of $5,173,897 and an accumulated deficit of $13,250,894.

As at December 31, 2015, the Company had total assets of $2,231,055 consisting of cash and cash equivalents of $81,696, trade receivables of $45,534, inventory of $154,700, other current assets of $322,326, property and equipment of $150,349, website development of $9,083, intangibles of $215,283 and goodwill of $1,252,084.

As at December 31, 2015, the Company had total liabilities of $5,000,695 consisting of accounts payable of $687,767, accrued liabilities of $251,517, accrued interest due to related parties of $131,755, customer deposits of $372,500, loans from shareholders of $27,528, due to related parties of $996,939, Unsecured Promissory Notes of $495,193, amounts owing on acquisition of $150,549, Convertible Debentures of $80,658, advances on credit facility of $212,415, long term loans from shareholders of $461,250, long term due to related parties of $662,140, long term amounts owing on acquisition of $196,127, long term Unsecured Promissory Notes of $267,857 and long term Convertible Debentures of $6,500.

At December 31, 2015, the Company had negative working capital of $2,802,565 and an accumulated deficit of $8,750,688.

Net cash used in operating activities

For the year ended December 31, 2016, the Company used cash of $1,939,969 (December 31, 2015: $890,890) in operating activities to fund administrative, marketing and sales. The increase is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the year ended December 31, 2016, net cash used in investing activities was $78,841 attributable to the addition of capital assets. During the year ended December 31, 2015, net cash used in investing activities was $250,452 attributable to the addition of capital assets and the acquisition of businesses (see “Acquisition of E Vapor Labs”, “Acquisition of Craft Vapes Brands” and “Acquisition of The Mad Alchemist Brands”).

Net cash flow from financing activities

For the year ended December 31, 2016, net cash provided by financing activities was $2,061,414 compared to net cash provided by financing activities of $632,286 for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2016 was primarily attributable to the net proceeds from the Term Loan (see “Term Loan”), net proceeds from the Shareholder Loan (see “Shareholder Loan”), net proceeds from related parties and net proceeds received from the issuance and repayments of Convertible Debentures (see “Convertible Debentures Series C”).

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

Assets acquired:	Allocation	Measurement Period Adjustments	Final Allocation
Cash	$22,942	-	$22,942
Receivables	48,356	(1,705)	46,651
Other current assets	21,195	(24)	21,171
Inventory	122,309	4,428	126,737
Fixed assets	118,867	7	118,874
Intangible assets	-	160,000	160,000
Goodwill	847,265	(154,211)	693,054
Total assets acquired	$1,180,934		$1,189,429

Liabilities assumed:
Accounts payable	$206,252	-	$206,252
Accrued liabilities	-	28,000	28,000
Loan payable	25,000	-	25,000
Total liabilities assumed	$231,252		$259,252

Consideration:
Cash	$225,000	-	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026	(19,505)	176,521
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555	-	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101	-	253,101
Total consideration	$949,682		$930,177

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and issued $900,000 in unsecured promissory notes on closing (collectively, the “Unsecured Promissory Notes”). The Unsecured Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Unsecured Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one-third of each tranche of the Unsecured Promissory Notes can be repaid in Common Shares of the Company, calculated using the 5 day weighted average closing market price prior to the maturity of the Unsecured Promissory Notes. The Unsecured Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Unsecured Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Unsecured Promissory Notes, interest will be accrued at 12% per annum to accrete the Unsecured Promissory Notes to their respective principal amounts.

	Promissory Note A	Promissory Note B	Promissory Note C	Total
Present value at acquisition date	$293,204	$275,555	$253,101	$821,860
Working capital adjustment	(97,178)	-	-	(97,178)
Interest expense related to accretion	7,547	16,065	14,756	38,368
Present value at December 31, 2015	$203,573	$291,620	$267,857	$763,050

Measurement period adjustment	(19,505)	-	-	(19,505)
Interest expense related to accretion	(751)	8,380	32,143	39,772
Present value at December 31, 2016	$183,317	$300,000	$300,000	$783,317

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

	December 31, 2016	December 31, 2015
Pro forma revenue	$4,572,332	$1,679,867
Pro forma loss from operations	$(3,590,177)	$(2,738,649)
Pro forma net loss	$(4,362,320)	$(3,216,321)

Acquisition of Craft Vapes Brands

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping, an E-liquid manufacturer, including all of the assets, rights and title to own and operate the Craft Vapes Brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$11,335
Equipment	11,872
Intangibles	63,000
Goodwill	87,000
Total assets acquired	$173,207

Consideration:
Cash	$23,207
1,000,000 Common Shares at $0.15 per share	150,000
Total consideration	$173,207

In consideration for the acquisition, the Company issued 1,000,000 Common Shares valued at $0.15 per share for a total value of $150,000, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the Craft Vapes Brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of December 31, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

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
		$63,000

The results of operations resulting from the acquired assets from 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from the acquired assets were not material for the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

Acquisition of The Mad Alchemist Brands

On December 2, 2015, the Company closed the acquisition of all of the assets of TMA, an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist Brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$41,462
Equipment	36,579
Intangibles	157,000
Goodwill	208,376
Total assets acquired	$443,417

Consideration:
819,672 Common Shares at $0.122 per share	$100,000
Deferred payments short term	149,134
Deferred payments long term	194,283
Total consideration	$443,417

In consideration for the acquisition, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of The Mad Alchemist Brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the 5 day weighted average closing market price prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the year ended December 31, 2016, the Company recorded $9,583 in interest expense related to the accretion of the Amounts Owing on Acquisition.

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
		$157,000

The results of operations resulting from the acquired assets from TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from the acquired assets were not material for the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition payable by the Company to TMA Vendors pursuant to the TMA Asset Purchase Agreement in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon execution of the settlement, $27,500 was payable thirty days following the signing of the settlement and the remaining $27,500 was payable at the later of (i) sixty days following the signing of the TMA Settlement Agreement, or (ii) the completion of the historical audit of TMA. As a result of the TMA Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at December 31, 2016, $55,000 (December 31, 2015: $346,676) remains payable to the TMA Vendors. In addition, the Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA vendors, entered into on closing of the TMA Asset Purchase Agreement, and all amounts were fully settled pursuant to the TMA Settlement Agreement. Due to this change in circumstances, the Company tested goodwill and intangibles for impairment and as a result, the Company has fully impaired goodwill and intangible assets related to the acquired assets of TMA in the amount of $208,376 and $122,983, respectively, which formerly represented the value of brands, customer relationships, workforce and business acumen acquired.

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

On July 15, 2016, the Company and the Lenders of the Term Loan entered into a Term Loan Amendment (the “Term Loan Amendment”) in which the Lenders agreed to extend to the Company an additional CAD $600,000 in principal to increase the Term Loan facility up to the aggregate principal amount of CAD $1,600,000. The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both participants in the consortium of Lenders having each committed to provide a total of CAD $150,000 of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and its Chief Financial Officer.

During the year ended December 31, 2016, the Company expensed $140,540 (December 31, 2015: $nil) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the year ended December 31, 2016, the Company paid $187,898 to the Lenders consisting of $111,083 in interest and $76,815 in principal payments and at December 31, 2016, the Company owes the Lenders $81,060 in arrears consisting of $29,471 in interest and $51,589 in principal payments.

At December 31, 2016, the amount owing on the Term Loan is as follows:

	December 31, 2016	December 31, 2015
Amount advanced	$1,219,840	$-
Exchange gains during the year	(28,159)	-
Principal payments made	(76,815)	-
Interest accrued	140,540	-
Interest payments made	(111,069)	-
Amount owing at end of year	$1,144,337	$-

Shareholder Loan

On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (USD $518,714) (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $259,357), for a total loan amount of CAD $670,000 (USD $518,714), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At December 31, 2016, CAD $52,000 (USD $38,730) of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At December 31, 2016, $474,065 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company.

The Company accrued interest of $22,832 during the year ended December 31, 2016 (December 31, 2015: $nil) on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at December 31, 2016 is $23,433 (December 31, 2015: $nil) which is included in accrued liabilities. At December 31, 2016, the Company owes the lender $174,656 in principal payments.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants exercisable for the purchase of 10,000 Common Shares of the Company at a price of $0.20 per CommonShare for a period of twenty-four months from the date of issuance. The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per Common Share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016, $55,000 were issued in settlement of amounts owing to related parties and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C on May 20, 2016.

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C for proceeds of $275,000 which were fully issued in exchange for cash.

Satisfaction of Our Cash Obligations for the Next 12 Months

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, at December 31, 2016, the Company has an accumulated deficit of $13,250,894 and a working capital deficiency of $5,173,897 as well as negative cash flows from operating activities of $1,939,969 for the year ended December 31, 2016. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Inflation

The Company does not believe that inflation has had a material effect on its business, financial condition or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could adversely affect its business, financial condition and results of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

Material Commitments

a)
Premises Lease – Florida, USA

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2017	$56,110

b)
Premises Lease – Budapest, Hungary

Effective January 2, 2017, a subsidiary of the Company entered into a lease agreement for a rental premises in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€ 27,000

Effective May 23, 2016, a subsidiary of the Company entered into a lease agreement for office space in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on July 8, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€ 41,289

c)
Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On January 6, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dimen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Unsecured Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2016 the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction.

d)
Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016 the Company has accrued the full $50,000 in charitable contributions regarding this agreement.

e)
Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. During the year ended December 31, 2016, the Company has paid $8,275and owes $1,408 related to the royalty agreement.

Subsequent Events

Subsequent to the year ended December 31, 2016, the Company entered into the following transactions:

On January 4, 2017, the Company terminated a consulting agreement entered into as of April 13, 2016 for cause. As a result, the 1,000,000 Common Share purchase warrants issued in connection to the consulting agreement were terminated, effective immediately.

On January 12, 2017, the Company entered into a bridge loan agreement with a shareholder (the “Bridge Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares of the Company exercisable until January 11, 2017 at a price of $0.20 per Common Share, with 25,000 of such purchase warrants vesting upon the closing of Bridge Loan Note A and the remaining 25,000 purchase warrants vestingupon the closing of Bridge Loan Note B. On January 12, 2017, the Company closed Bridge Loan Note A and 25,000 of the purchase warrants became fully vested and exercisable. On January 18, 2017, the Company closed Bridge Loan Note B and 25,000 of the purchase warrants became fully vested and exercisable.

On January 20, 2017, the Company issued an additional 75 units of Convertible Debentures Series C for proceeds of $75,000.

On January 31, 2017, the Company issued and sold on a private placement basis, 7,546,012 private placement units at a price of $0.10 per unit for total proceeds of $754,601. Each private placement unit consisted of one Common Share of the Company and a half Common Share purchase warrant. On January 31, 2017, the Company issued 7,546,012 Common Shares and warrants for the purchase of 3,773,006 Common Shares of the Company exercisable over twelve months at an exercise price of $0.20 per Common Share. On January 31, 2017 and in connection to the issuance of private placement units, the Company issued warrants for the purchase of 411,361 Common Shares of the Company as a commission payment with the purchase warrants having the same terms as the warrants issued as part of the private placement units.

On February 17, 2017, the Company issued and sold on a private placement basis, 1,815,896 private placement units at a price of $0.10 per unit for total proceeds of $181,590. Each private placement unit consisted of one Common Share of the Company and a half Common Share purchase warrant. On February 17, 2017, the Company issued 1,815,896 Common Shares and warrants for the purchase of 907,948 Common Shares of the Company exercisable over twelve months at an exercise price of $0.20 per Common Share. On February 17, 2017 and in connection to the issuance of private placement units, the Company issued warrants for the purchase of 108,954 Common Shares of the Company as a commission payment with the purchase warrants having same terms as the warrants issued as part of the private placement units.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit, such private placement units remain unissued.

On March 8, 2017 and in connection to an employment agreement, the Company issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable over twenty-four months at an exercise price of $0.25 per Common Share. The purchase warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business.

On March 21, 2017, the Company issued and sold on a private placement basis, 6,540,090 private placement units at a price of $0.10 per unit for total proceeds of $654,009. Each private placement unit consisted of one Common Share of the Company and a half Common Share purchase warrant. On March 21, 2017, the Company issued 6,540,090 Common Shares and warrants for the purchase of 3,270,045 Common Shares of the Company exercisable over twelve months at an exercise price of $0.20 per Common Share. On March 21, 2017 and in connection to the issuance of private placement units, the Company issued warrants for the purchase of 27,623 Common Shares of the Company as a commission payment with the purchase warrants having the same terms as the warrants issued as part of the private placement units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GILLA INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as at December 31, 2016 and 2015	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015	F-5

Consolidated Statement of Changes in Stockholders’ Deficiency for the years ended December 31, 2016 and 2015	F-6 to F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	F-8

Notes to Consolidated Financial Statements	F-9 to F-38

Report of the Independent Registered Public Accounting Firm

To the Stockholders of Gilla Inc.

We have audited the accompanying consolidated balance sheets of Gilla Inc. and its subsidiaries (the “Company”) as at December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and 2015, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has accumulated significant deficit and has negative cash flows and working capital deficiency. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its cash flow needs, but also to continue to develop and be able to profitably market its products. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ MNP LLP

March 30, 2017	Chartered Professional Accountants
Toronto, Ontario	Licensed Public Accountants

Gilla Inc.
Consolidated Balance Sheets
As at December 31, 2016 and 2015
(Amounts expressed in US Dollars)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$184,754	$81,696
Trade receivables (net of allowance for doubtful accounts $nil (December 31, 2015: $20,370))	80,409	45,534
Inventory (note 6)	545,135	154,700
Other current assets (note 5)	462,708	322,326
Total current assets	1,273,006	604,256
Long term assets
Property and equipment (note 7)	93,068	150,349
Website development (note 8)	7,083	9,083
Intangibles (note 9)	160,300	215,283
Goodwill (note 10)	889,497	1,252,084
Total long term assets	1,149,948	1,626,799

Total assets	$2,422,954	$2,231,055
LIABILITIES
Current liabilities
Accounts payable	$1,757,821	$687,767
Accrued liabilities (note 11)	404,633	251,517
Accrued interest - related parties (note 19)	263,790	131,755
Customer deposits	56,834	372,500
Loans from shareholders (note 11)	502,288	27,528
Due to related parties (note 19)	1,478,883	996,939
Promissory notes (note 4)	783,317	495,193
Amounts owing on acquisition (note 4)	55,000	150,549
Convertible debentures (note 14)	-	80,658
Credit facility (note 12)	-	212,415
Term loan (note 13)	1,144,337	-
Total current liabilities	6,446,903	3,406,821

Long term liabilities
Loans from shareholders (note 11)	497,351	461,250
Due to related parties (note 19)	1,085,906	662,140
Amounts owing on acquisition (note 4)	-	196,127
Promissory notes (note 4)	-	267,857
Convertible debentures (note 14)	83,704	6,500
Total long term liabilities	1,666,961	1,593,874

Total liabilities	8,113,864	5,000,695

Going concern (note 2)
Related party transactions (note 19)
Commitments and contingencies (note 21)
Subsequent events (note 24)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 100,753,638 and 99,560,923 common shares issued and outstanding as of December 31, 2016 and 2015, respectively (note 15)	$20,151	$19,913
Additional paid-in capital	7,047,979	5,581,585
Common shares to be issued (note 18)	146,550	20,000
Accumulated deficit	(13,250,894)	(8,750,688)
Accumulated other comprehensive income	345,304	359,550
Total stockholders’ deficiency	(5,690,910)	(2,769,640)
Total liabilities and stockholders’ deficiency	$2,422,954	$2,231,055

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2016 and 2015
(Amounts expressed in US Dollars)

	2016	2015

Sales revenue	$4,550,793	$1,163,096
Cost of goods sold	1,927,657	908,887
Gross profit	2,623,136	254,209

Operating expenses
Administrative	5,305,326	1,983,114
Consulting fees - related parties (note 19)	473,149	605,180
Depreciation	56,055	20,986
Amortization	94,000	25,632
Bad debt expense	256,280	20,370
Loss on settlement of account receivable	-	24,582
Impairment of fixed assets (note 7)	70,142	-
Impairment of website (note 8)	-	73,325
Impairment of inventory (note 6)	39,124	75,964
Impairment of intangible assets (note 9)	122,983	-
Impairment of goodwill (note 10)	208,376	-
Gain on related party settlement (note 19)	(9,263)	-
Loss on issuance of common shares (note 15)	28,426	-
Gain on settlement (note 4d)	(274,052)	-
Total operating expenses	6,370,547	2,829,153

Loss from operations	(3,747,411)	(2,574,944)

Other income (expenses):
Foreign exchange gain (loss)	(35,477)	155,519
Loss on settlement of debt	-	(4,431)
Amortization of debt discount	(94,546)	(239,330)
Interest expense, net	(622,772)	(385,151)

Total other expenses	(752,795)	(473,393)

Net loss before income taxes	(4,500,206)	(3,048,337)
Income taxes (note 20)	-	-
Net loss	$(4,500,206)	$(3,048,337)

Loss per share (basic and diluted)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding (basic and diluted)	100,238,844	95,008,270

Comprehensive loss:
Net loss	$(4,500,206)	$(3,048,337)

Foreign exchange translation adjustment	(14,246)	227,639

Comprehensive loss	$(4,514,452)	$(2,820,698)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2016 and 2015
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2014	92,698,018	$18,542	$3,998,482	$-	$(5,702,351)	$131,911	$(1,553,416)

Common shares issued for settlement of interest payable on convertible debentures	4,918	1	737	-	-	-	738

Common shares issued for settlement of interest payable on convertible debentures to a director of the Company	2,385	-	358	-	-	-	358

Common shares issued for conversions of convertible debentures	2,299,999	460	160,540	-	-	-	161,000

Common shares issued for conversion of convertible debentures to a director of the Company	228,572	45	15,955	-	-	-	16,000

Common shares issued for settlement of consulting fees	300,000	60	32,940	-	-	-	33,000

Common shares issued for settlement of marketing costs	408,597	82	44,864	-	-	-	44,946

Common shares issued for acquisition of subsidiary	500,000	100	84,900	-	-	-	85,000

Warrants issued for acquisition of subsidiary	-	-	41,975	-	-	-	41,975

Common shares issued for settlement of consulting fees	60,000	12	11,388	-	-	-	11,400

Common shares issued for settlement of interest payable on convertible debentures	201,945	40	33,221	-	-	-	33,261

Common shares issued on acquisition of a business	1,000,000	200	149,800	-	-	-	150,000

Common shares issued for settlement of consulting fees	211,389	42	31,666	-	-	-	31,708

Common shares issued for settlement of related party loans	500,000	100	49,900	-	-	-	50,000

Common shares issued for cash	225,428	45	22,498	-	-	-	22,543

Common shares issued on acquisition of a business	819,672	164	99,836	-	-	-	100,000

Common shares issued for settlement of prepaid consulting fees	100,000	20	10,980	-	-	-	11,000

Common shares to be issued for settlement of consulting fees	-	-	-	20,000	-	-	20,000

Warrants issued as stock based compensation	-	-	141,545	-	-	-	141,545

Warrants issued with convertible debentures	-	-	516,343	-	-	-	516,343

Embedded conversion feature of convertible debentures	-	-	133,657	-	-	-	133,657

Foreign currency translation gain	-	-	-	-	-	227,639	227,639

Net loss	-	-	-	-	(3,048,337)	-	(3,048,337)

Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2016 and 2015
(Amounts expressed in US Dollars)
Continued

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

Common shares to be issued for conversion of convertible debentures (note 18)	-	-	-	23,000	-	-	23,000

Common shares issued for settlement of deferred fees owing to a related party	480,000	96	76,704	-	-	-	76,800

Common shares issued for settlement of consulting fees	562,715	112	78,668	(20,000)	-	-	58,780

Common shares issued for employment income to a related party	150,000	30	20,970	-	-	-	21,000

Common shares to be issued for settlement of consulting fees (note 18)	-	-	-	68,550	-	-	68,550

Common shares to be issued for settlement of consulting fees (note 18)	-	-	-	55,000	-	-	55,000

Warrants issued as stock based compensation (note 17)	-	-	662,777	-	-	-	662,777

Warrants issued with convertible debentures (note 16)	-	-	378,608	-	-	-	378,608

Embedded conversion feature of convertible debentures (note 14)	-	-	248,667	-	-	-	248,667

Foreign currency translation gain	-	-	-	-	-	(14,246)	(14,246)

Net loss	-	-	-	-	(4,500,206)	-	(4,500,206)

Balance, December 31, 2016	100,753,638	$20,151	$7,047,979	$146,550	$(13,250,894)	$345,304	$(5,690,910)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015
(Amounts Expressed in US Dollars)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,500,206)	$(3,048,337)
Items not requiring an outlay of cash
Depreciation	56,055	20,986
Amortization	94,000	25,632
Stock based compensation (note 17)	811,481	240,945
Interest on amounts owing on acquisition	9,583	-
Bad debt expense	256,280	20,370
Interest on promissory notes	39,772	-
Amortization of debt discount	94,546	239,330
Gain on related party settlement	9,263	-
Loss on issuance of common shares (note 15)	28,426	-
Gain on settlement (note 4d)	(274,051)	4,431
Interest on promissory notes	-	41,626
Impairment of inventory	39,124	75,964
Impairment of website	-	73,325
Impairment of intangible assets	122,983	-
Impairment of goodwill	208,376	-
Impairment of fixed assets	70,142	-
Loss on settlement of account receivable	-	24,582
Changes in operating assets and liabilities
Trade receivable	(311,174)	(7,779)
Other current assets	(147,283)	72,833
Inventory	(439,019)	(27,326)
Accounts payable	1,175,835	286,161
Accrued liabilities	153,116	182,500
Customer deposits	(313,413)	372,500
Due to related parties	759,689	418,891
Amounts owing on acquisition	(45,000)	-
Interest owing on term loan	29,472	-
Accrued interest-related parties	132,035	92,476
Net cash used in operating activities	(1,939,969)	(890,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(78,841)	(2,245)
Acquisition of businesses	-	(248,207)
Website development	-	-
Net cash used in investing activities	(78,841)	(250,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash acquired from acquisitions of subsidiaries	-	28,323
Proceeds from credit facility	-	212,415
Repayments to credit facility	-	(324,463)
Proceeds from term loan	783,629	-
Repayments to term loan	(78,485)	-
Loans to subsidiary prior to acquisition	-	(25,000)
Shareholder loans received	470,467	230,189
Shareholder loans paid	-	(5,687)
Proceeds from related parties	659,038	873,633
Repayments to related parties	(260,510)	(496,665)
Repayments of convertible debentures	(75,000)	-
Proceeds from sale of convertible debentures	562,275	117,000
Proceeds from issuance of common shares	-	22,541
Net cash provided by financing activities	2,061,414	632,286
Effect of exchange rate changes on cash	60,454	94,028
Net increase in cash	103,058	(415,028)
Cash at beginning of year	81,696	496,724
Cash at end of year	$184,754	$81,696

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$116,507	$40,058
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common shares issued in settlement of related party and shareholder loans	$-	$50,000
Common shares issued in settlement of related party deferred fees	$76,800	$-
Common shares issued for settlement of interest payable	$-	$34,356
Common shares issued/to be issued for settlement of consulting and marketing fees payable	$55,000	$132,054
Debentures issued for settlement of related party and shareholder loans	$35,000	$503,000
Debentures issued for settlement of amounts owing to an employee	$10,000	$ -
Debentures issued for payment of consulting fees payable to related parties	$20,000	$10,000
Debentures issued for settlement of consulting and marketing fees payable	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements

  Gilla Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
 (Amounts expressed in US Dollars)

1. NATURE OF OPERATIONS

Gilla Inc. (“Gilla”, the “Company” or the “Registrant”) was incorporated under the laws of the state of Nevada on March 28, 1995 under the name of Truco, Inc.

On July 1, 2015, the Company closed the acquisition of all the issued and outstanding shares of E Vapor Labs Inc. (“E Vapor Labs”), a Florida based E-liquid manufacturer. Pursuant to a share purchase agreement, dated June 25, 2015, the Company acquired E Vapor Labs for a total purchase price of $1,125,000 payable to the vendors of E Vapor Labs on the following basis: (i) $225,000 in cash on closing; and (ii) $900,000 in unsecured promissory notes issued on closing. The unsecured promissory notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from closing.

On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of E-Liq World, LLC (“VaporLiq”), an E-liquid online retailer. Pursuant to a share purchase agreement, dated July 14, 2015, the Company acquired VaporLiq for a total purchase price of $126,975 payable to the vendors of VaporLiq on the following basis: (i) 500,000 Common Shares of the Company valued at $0.17 per share for a total value of $85,000; and (ii) 500,000 Common Share purchase warrants with a deemed value of $41,975, which were exercisable to acquire 500,000 Common Shares at an exercise price of $0.20 for a period of eighteen (18) months from the date of issuance.

On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping Company LLC (“901 Vaping”), an E-liquid manufacturer, including the assets, rights and title to own and operate the Craft Vapes™, Craft Clouds and Miss Pennysworth’s Elixirs E-liquid brands (the “Craft Vapes Brands”). Pursuant to an asset purchase agreement, dated October 21, 2015, the Company purchased the assets of 901 Vaping for a total purchase price of $173,207 which included: (i) the issuance of 1,000,000 Common Shares of the Company valued at $0.15 per share for an aggregate value of $150,000; (ii) cash consideration equal to 901 Vaping’s inventory and equipment of $23,207; and (iii) a quarterly-earn out based on the gross profit stream derived from product sales of the Craft Vapes Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of 901 Vaping.

On December 2, 2015, the Company closed the acquisition of all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist™ and Replicant E-liquid brands (the “The Mad Alchemist Brands”). Pursuant to an asset purchase agreement (the “TMA Asset Purchase Agreement”), dated November 30, 2015, the Company purchased the assets of TMA for a total purchase price of $500,000 which included: (i) the issuance of 819,672 Common Shares of the Company valued at $0.122 per share for an aggregate value of $100,000; (ii) $400,000 in cash payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and (iii) a quarterly-earn out based on the gross profit stream derived from product sales of The Mad Alchemist Brands commencing on the closing date up to a maximum of 25% of the gross profit stream. The Company did not assume any liabilities of TMA.

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid (“E-liquid”), which is the liquid used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by the atomizer to deliver the sensation of smoking and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, but do not burn tobacco. The Company provides consumers with choice and quality across various categories and price points to deliver the most efficient and effective vaping solutions for nicotine related products. Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, The Mad Alchemist™, Replicant, Enriched CBD and Crown E-liquid™.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, at December 31, 2016, the Company has an accumulated deficit of $13,250,894 and a working capital deficiency of $5,173,897 as well as negative cash flows from operating activities of $1,939,969 for the year ended December 31, 2016. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

(b)
Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC (“Gilla Operations”); E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc. (“Charlie’s Club”); Gilla Enterprises Inc. and its wholly owned subsidiaries Gilla Europe Kft. and Gilla Operations Europe s.r.o.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these consolidated financial statements.

(c)
Foreign Currency Translation

The Company’s Canadian subsidiaries maintain their books and records in Canadian Dollars (CAD) which is also their functional currency. The Company’s Irish and Slovakian subsidiaries maintain their books and records in Euros (EUR) which is also their functional currency. The Company’s Hungarian subsidiary maintains its books and records in Hungarian Forint (HUF) which is also its functional currency. The Company and its U.S. subsidiaries maintain their books and records in United States Dollars (USD) which is both the Company’s functional currency and reporting currency. The accounts of the Company are translated into United States Dollars in accordance with provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters (“ASC 830”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company's foreign subsidiaries from their functional currencies into the Company's reporting currency of United States Dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders' equity. The Company has not, as at the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(d)
Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of ASC No. 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at December 31, 2016 and 2015 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(e)
Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(f)
Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposits, promissory notes, convertible debentures, loans from shareholders, amounts owing on acquisitions, credit facility and term loan. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2:
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

Level 3:	Inputs that are not based on observable market data.

Cash and cash equivalents is reflected on the consolidated balance sheets at fair value and classified as Level 1 hierarchy because measurements are determined using quoted prices in active markets for identical assets.

(g)
Advertising Costs

In accordance with ASC No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the years ended December 31, 2016 and 2015, the Company expensed $nil (December 31, 2015: $90,800) in production costs. During the year ended December 31, 2016, the Company expensed $315,174 (December 31, 2015: $159,125) as corporate promotions, these amounts have been recorded as administrative expense.

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

The estimated useful lives of the respective assets are as follows:

Furniture and equipment:	3 years
Computer hardware:	3 years
Manufacturing equipment:	3 years

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

(j)
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

If there were to be a sudden and significant decrease in future demand for the Company’s products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, the Company could be required to write down inventory and accordingly gross margin could be adversely affected.

(k)
Shipping and Handling Costs

The Company does not record shipping income. When the Company charges its customers, a cost associated with shipping and handling it records that cost in administrative expenses as an offset to the Company’s shipping expense.

(l)
Income Taxes

The Company follows ASC No. 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(m)
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

(n)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

(p)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives and impairment of property and equipment, impairment of goodwill, accruals, valuing stock based compensation, valuing equity securities, valuation of convertible debenture conversion options and deferred taxes and related valuation allowances. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(q)
Website Development Costs

Under the provisions of ASC No. 350, Intangibles – Goodwill and Other (“ASC 350”), the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs are amortized over the estimated useful life of the website which the Company considers to be five years. Ongoing website post-implementation cost of operations, including training and application, will be expensed as incurred.

(r)
Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC No. 470-20, Debt with Conversion and Other Options (“ASC 470-20”). The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

(s)
Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC No. 815-40, Derivatives and Hedging (“ASC 815-40”). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Use of this method requires that the Company make assumptions regarding stock value, dividend yields, expected term of the warrants and risk free interest rates.

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

The following useful lives are used in the calculation of amortization:

Brands:	5 years
Customer relationships:	5 years

(v)
Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), deferring the effective date for ASU 2014-09 by one year, and thus, the new standard will be effective for us beginning on January 1, 2017. This standard may be adopted using either the full or modified retrospective methods. Management of the Company is currently evaluating adoption methods and the impact of this standard on the consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

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

Assets acquired:	Allocation	Measurement Period Adjustments	Final Allocation
Cash	$22,942	-	$22,942
Receivables	48,356	(1,705)	46,651
Other current assets	21,195	(24)	21,171
Inventory	122,309	4,428	126,737
Fixed assets	118,867	7	118,874
Intangible assets	-	160,000	160,000
Goodwill	847,265	(154,211)	693,054
Total assets acquired	$1,180,934		$1,189,429

Liabilities assumed:
Accounts payable	$206,252	-	$206,252
Accrued liabilities	-	28,000	28,000
Loan payable	25,000	-	25,000
Total liabilities assumed	$231,252		$259,252

Consideration:
Cash	$225,000	-	$225,000
Promissory Notes A, unsecured and non-interest bearing, due November 1, 2015	196,026	(19,505)	176,521
Promissory Notes B, unsecured and non-interest bearing, due April 1, 2016	275,555	-	275,555
Promissory Notes C, unsecured and non-interest bearing, due January 1, 2017	253,101	-	253,101
Total consideration	$949,682		$930,177

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and issued $900,000 in unsecured promissory notes on closing (collectively, the “Unsecured Promissory Notes”). The Unsecured Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C” respectively). The Unsecured Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one-third of each tranche of the Unsecured Promissory Notes can be repaid in Common Shares of the Company, calculated using the 5 day weighted average closing market price prior to the maturity of the Unsecured Promissory Notes. The Unsecured Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Further, a 12% discount rate has been used to calculate the present value of the Unsecured Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Unsecured Promissory Notes, interest will be accrued at 12% per annum to accrete the Unsecured Promissory Notes to their respective principal amounts.

	Promissory Note A	Promissory Note B	Promissory Note C	Total
Present value at acquisition date	$293,204	$275,555	$253,101	$821,860
Working capital adjustment	(97,178)	-	-	(97,178)
Interest expense related to accretion	7,547	16,065	14,756	38,368
Present value at December 31, 2015	$203,573	$291,620	$267,857	$763,050

Measurement period adjustment	(19,505)	-	-	(19,505)
Interest expense related to accretion	(751)	8,380	32,143	39,772
Present value at December 31, 2016	$183,317	$300,000	$300,000	$783,317

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

	December 31, 2016	December 31, 2015
Pro forma revenue	$4,572,332	$1,679,867
Pro forma loss from operations	$(3,590,177)	$(2,738,649)
Pro forma net loss	$(4,362,320)	$(3,216,321)

(b) On July 14, 2015, the Company closed the acquisition of all the issued and outstanding shares of VaporLiq, an E-liquid online retailer. The Company purchased VaporLiq mainly to access industry relationships and knowhow of various E-liquid brands that VaporLiq transacts with. The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:
Cash	$5,381
Website	10,000
Inventory	2,150
Goodwill	109,444
Total assets acquired	$126,975

Total liabilities assumed	$-

Consideration:
500,000 Common Shares at $0.17 per share	$85,000
500,000 warrants	41,975
Total consideration	$126,975

The warrants were exercisable over eighteen (18) months with an exercise price of $0.20 per Common Share.

The goodwill is attributable to business acumen and access to key E-liquid brands that the Company may leverage for further acquisitions.

The results of operations of VaporLiq have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from VaporLiq were not material for the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

(c) On November 2, 2015, the Company closed the acquisition of all of the assets of 901 Vaping, an E-liquid manufacturer, including all of the assets, rights and title to own and operate the Craft Vapes Brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$11,335
Equipment	11,872
Intangibles	63,000
Goodwill	87,000
Total assets acquired	$173,207

Consideration:
Cash	$23,207
1,000,000 Common Shares at $0.15 per share	150,000
Total consideration	$173,207

In consideration for the acquisition, the Company issued 1,000,000 Common Shares valued at $0.15 per share for a total value of $150,000, paid cash consideration of $23,207 and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the Craft Vapes Brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. As of December 31, 2016, no amounts have been accrued or paid in relation to the quarterly earn-out.

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
		$63,000

The results of operations resulting from the acquired assets from 901 Vaping have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from the acquired assets were not material for the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

(d) On December 2, 2015, the Company closed the acquisition of all of the assets of TMA, an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist Brands. The following summarizes the fair value of the assets acquired and the consideration transferred at the acquisition date:

Assets acquired:
Inventory	$41,462
Equipment	36,579
Intangibles	157,000
Goodwill	208,376
Total assets acquired	$443,417

Consideration:
819,672 Common Shares at $0.122 per share	$100,000
Deferred payments short term	149,134
Deferred payments long term	194,283
Total consideration	$443,417

In consideration for the acquisition, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of The Mad Alchemist Brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the 5 day weighted average closing market price prior to each issuance date. Further, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the year ended December 31, 2016, the Company recorded $9,583 in interest expense related to the accretion of the Amounts Owing on Acquisition.

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
		$157,000

The results of operations resulting from the acquired assets from TMA have been included in the consolidated statements of operations from the acquisition date, though revenue and net income from the acquired assets were not material for the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the results of operations.

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition payable by the Company to TMA Vendors pursuant to the TMA Asset Purchase Agreement in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon execution of the settlement, $27,500 was payable thirty days following the signing of the settlement and the remaining $27,500 was payable at the later of (i) sixty days following the signing of the TMA Settlement Agreement, or (ii) the completion of the historical audit of TMA. As a result of the TMA Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at December 31, 2016, $55,000 (December 31, 2015: $346,676) remains payable to the TMA Vendors. In addition, the Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA vendors, entered into on closing of the TMA Asset Purchase Agreement, and all amounts were fully settled pursuant to the TMA Settlement Agreement. Due to this change in circumstances, the Company tested goodwill and intangibles for impairment and as a result, the Company has fully impaired goodwill and intangible assets related to the acquired assets of TMA in the amount of $208,376 and $122,983, respectively, which formerly represented the value of brands, customer relationships, workforce and business acumen acquired.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2016	December 31, 2015
Vendor deposits	$13,256	$175,700
Prepaid expenses	301,348	88,274
Trade currency	45,000	45,000
Other receivables	103,104	13,352
	$462,708	$322,326

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services account.

6. INVENTORY

Inventory consists of the following:

	December 31, 2016	December 31, 2015
Vaping hardware and accessories	$105,496	$-
E-liquid bottles - finished goods	181,392	65,247
E-liquid components	158,050	57,988
Bottles and packaging	100,197	31,465
	$545,135	$154,700

During the year ended December 31, 2016, the Company wrote off $14,671 in obsolete inventory recorded in Gilla Europe Kft., the Company’s Hungarian subsidiary and $24,453 in obsolete inventory recorded in E Vapor Labs Inc., the Company’s U.S. subsidiary, that it was unable to sell. During the year ended December 31, 2015, the Company wrote off $75,964 in obsolete inventory recorded in Charlie’s Club, an e-commerce website of the Company, and Gilla Operations, the Company’s primary operating subsidiary in the United States.

During the year ended December 31, 2016 and 2015, the Company expensed $1,927,657 and $908,887 of inventory as cost of goods sold, respectively. At December 31, 2016, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$63,947	$18,030	$45,917	$1,156
Computer hardware	29,722	13,737	15,985	5,525
Manufacturing equipment	52,856	21,690	31,166	143,668
	$146,525	$53,457	$93,068	$150,349

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $56,055 and $20,986 respectively. During the year ended December 31, 2016, the Company wrote off manufacturing equipment with a net book value of $70,142 that was not in working order and that the Company has not been able to sell. As a result of the write off, the Company recorded an impairment of fixed asset expense in the amount of $70,142.

At December 31, 2016, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$2,917	$7,083	$9,083

Amortization expense on website development for the years ended December 31, 2016 and 2015 amounted to $2,000 and $20,915 respectively. During the year ended December 31, 2015, the Company impaired the Charlie’s Club website as it was determined to be obsolete due to the shift in direction the Company has pursued from the sale of E-cigarettes to the manufacturing and sale of E-liquid. As a result, the Company recorded an impairment in the amount of $73,325.

The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020 it approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Net
Brands	$50,000	$13,000	$37,000	$88,000
Customer relationships	173,000	49,700	123,300	127,283
	$223,000	$62,700	$160,300	$215,283

During the year ended December 31, 2016, the Company determined that the intangible assets acquired in the acquisition of the assets of TMA were impaired and as a result recorded an impairment of intangible assets in the amount of $122,983.

Amortization expense on intangible assets for the years ended December 31, 2016 and 2015 amounted to $92,000 and $4,717 respectively. The estimated amortization expense for the next 4 years ending December 31, 2017, 2018 and 2019 approximates $44,600 per year. For the year ending December 31, 2020 it approximates $26,500.

10. GOODWILL

	2016	2015
As at January 1	$1,252,084	$-
Acquisitions (note 4)	-	1,252,084
Measurement period adjustment (note 4)	(154,211)	-
Impairment	(208,376)	-
As at December 31	$889,497	$1,252,084

During the year ended December 31, 2016, the Company tested the goodwill for impairment and as a result the Company fully impaired the goodwill related to the acquisition of the assets of TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	December 31, 2016	December 31, 2015
Non-interest bearing, unsecured, no specific terms of repayment	$5,000	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(i)	23,223	22,528
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	474,065	-
	$502,288	$27,528

The Company has outstanding long term loans from shareholders as follows:

	December 31, 2016	December 31, 2015
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(ii)	$372,400	$361,250
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iii)	100,000	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	24,951	-
	$497,351	$461,250

(i)
During the year ended December 31, 2016, the Company accrued interest of $5,992 on this shareholder loan (December 31, 2015: $6,327). Total accrued interest owing on the shareholder loan at December 31, 2016 is $12,784 (December 31, 2015: $6,686) which is included in accrued liabilities.

(ii)
On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $372,400) (December 31, 2015: CAD $500,000; USD $361,250) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017 respectively. During the year ended December 31, 2016, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018.

The Company accrued interest of $44,888 during the year ended December 31, 2016 (December 31, 2015: $40,412) on the Secured Note. Accrued interest owing on the Secured Note at December 31, 2016 is $93,221 (December 31, 2015: $47,617) which is included in accrued liabilities.

(iii)
On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the year ended December 31, 2016, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018.

The Company accrued interest of $11,863 during the year ended December 31, 2016 (December 31, 2015: $10,738) on the Secured Note No.2. Accrued interest owing on the Secured Note No.2 at December 31, 2016 is $25,152 (December 31, 2015: $13,289) which is included in accrued liabilities.

In connection to the maturity date extension of Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable until July 1, 2018 with an exercise price of $0.20 per Common Share, see note 16(g).

(iv)
On June 29, 2015, the Company entered into a secured promissory note (the “Secured Note No.3”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $300,000 (USD $240,180) on or before January 1, 2016, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.3 was secured by the general security agreement issued with the Secured Note. In connection to the Secured Note No.3, the Company issued 500,000 warrants to purchase Common Shares of the Company exercisable over one year with an exercise price of $0.15 per Common Share, see note 14(c).

The Company accrued interest of $11,994 on the Secured Note No.3 during the year ended December 31, 2015. On December 31, 2015, the Secured Note No.3 and all accrued interest owing was settled with the issuance of face value $227,000 of Convertible Debentures Series B.

(v)
On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (USD $518,714) (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $259,357), for a total loan amount of CAD $670,000 (USD $518,714), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At December 31, 2016, CAD $52,000 (USD $38,730) of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. At December 31, 2016, $474,065 of the amounts owing on the Loan Agreement have been recorded as current liabilities to reflect the monthly principal payments due over the next year. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company.

The Company accrued interest of $22,832 during the year ended December 31, 2016 (December 31, 2015: $nil) on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at December 31, 2016 is $23,433 (December 31, 2015: $nil) which is included in accrued liabilities. At December 31, 2016, the Company owes the lender $174,656 in principal payments.

12. CREDIT FACILITY

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility charged interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility matured on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon would be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer were both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility was secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lenders to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lenders.

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

During the year ended December 31, 2016, the Company paid $2,189 (December 31, 2015: $30,670) of interest and standby fees as a result of the Credit Facility.

On January 18, 2016, and in connection to the Term Loan (note 13), the Company and the Lenders entered into a loan termination agreement whereby the Company and the Lenders terminated and retired the Credit Facility. As a result, the CAD $294,000 in amounts advanced from the Credit Facility and the CAD $3,093 in accrued interest owing on the Credit facility were rolled into the Term Loan.

13. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16 (i) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan and both parties have been appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

On July 15, 2016, the Company and the Lenders of the Term Loan entered into a Term Loan Amendment (the “Term Loan Amendment”) in which the Lenders agreed to extend to the Company an additional CAD $600,000 in principal to increase the Term Loan facility up to the aggregate principal amount of CAD $1,600,000. The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both participants in the consortium of Lenders having each committed to provide a total of CAD $150,000 of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares of the Company (note 16 (p)) at an exercise price of $0.20 per Common Share, such purchase warrants expiring on December 31, 2018. The Company also extended the expiration dates of i) the 250,000 purchase warrants (note 16 (i) issued on January 18, 2016 in connection to the Term Loan and ii) the 250,000 purchase warrants (note 16(i)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan both until December 31, 2018, with all other terms of the warrants remaining the same.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 12) as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

During the year ended December 31, 2016, the Company expensed $140,540 (December 31, 2015: $nil) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the year ended December 31, 2016, the Company paid $187,898 to the Lenders consisting of $111,083 in interest and $76,815 in principal payments and at December 31, 2016, the Company owes the Lenders $81,060 in arrears consisting of $29,471 in interest and $51,589 in principal payments.

At December 31, 2016, the amount owing on the Term Loan is as follows:

	December 31, 2016	December 31, 2015
Amount advanced	$1,219,840	$-
Exchange gains during the year	(28,159)	-
Principal payments made	(76,815)	-
Interest accrued	140,540	-
Interest payments made	(111,069)	-
Amount owing at end of year	$1,144,337	$-

14. CONVERTIBLE DEBENTURES

Convertible Debentures Series A

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000, respectively, of unsecured subordinated convertible debentures (“Convertible Debentures Series A”). The Convertible Debentures Series A matured on January 31, 2016 and charged interest at a rate of 12% per annum, payable quarterly in arrears. The Convertible Debentures Series A were convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per Common Share at any time prior to the maturity date. Of the $178,000 in face value of Convertible Debentures Series A issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders and $50,000 were issued in settlement of loans from related parties.

Convertible Debentures Series B

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (“Convertible Debentures Series B”) for proceeds of $650,000. Each Convertible Debentures Series B consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants exercisable for the purchase of 5,000 Common Shares of the Company at a price of $0.20 per Common Share for a period of twenty-four months from the date of issuance (note 16). The Convertible Debentures Series B mature on January 31, 2018 and bear interest at a rate of 8% per annum, payable quarterly in arrears. The face value of the Convertible Debentures Series B, together with all accrued and unpaid interest thereon, are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per Common Share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series B at any time after six months from issuance and prior to maturity. Of the $650,000 in face value of Convertible Debentures Series B issued on December 31, 2015, $276,000 were issued in settlement of loans from related parties (note 19), $10,000 were issued in settlement of related party consulting fees (note 19), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants exercisable for the purchase of 10,000 Common Shares of the Company at a price of $0.20 per Common Share for a period of twenty-four months from the date of issuance (note 16 (n). The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per Common Share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016, $55,000 were issued in settlement of amounts owing to related parties (note 19) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C on May 20, 2016.

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C for proceeds of $275,000 which were fully issued in exchange for cash.

The Company evaluated the terms and conditions of the Convertible Debentures Series A, Convertible Debentures Series B and each tranche of Convertible Debentures Series C (together, the “Convertible Debentures”) under the guidance of ASC No. 815, Derivatives and Hedging (“ASC 815”). The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Convertible Debentures were issued in exchange for nonconvertible instruments at the original instrument’s maturity date, the guidance of ASC 470-20-30-19 & 20 were applied. The fair value of the newly issued Convertible Debentures were equal to the redemption amounts owed at the maturity date of the original instruments. Therefore, there was no gain or loss on extinguishment of debt recorded. After the exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 of Convertible Debentures Series A issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 of Convertible Debentures Series A that were issued on December 23, 2013 and the face value $178,000 of Convertible Debentures Series A that were issued on February 11, 2014, the calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $797,000 and $178,000, respectively, were recorded in additional paid-in capital.

For the face value $650,000 of Convertible Debenture Series B issued on December 31, 2015, the relative fair value of the purchase warrants included in the issuance totaling $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series B issuance was calculated to be $362,243. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital.

For the face value $375,000 of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), the relative fair value of the purchase warrants included in the issuance totaling $234,737 (note 16 (n)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-1 was calculated to be $140,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, net of transaction costs, was recorded in additional paid-in capital.

For the face value $275,000 of Convertible Debentures Series C issued on December 31, 2016 (“Convertible Debentures Series C-2”), the relative fair value of the purchase warrants included in the issuance totaling $143,871 (note 16(r)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-2 was calculated to be $131,129. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $131,129, was recorded in additional paid-in capital.

The BCF and the fair value of the purchase warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Interest expense related to debt discount was recorded as follows:

	December 31, 2016	December 31, 2015
Convertible Debentures Series A	$17,341	$232,830
Convertible Debentures Series B	52,781	6,500
Convertible Debentures Series C-1	21,674	-
Convertible Debentures Series C-2	2,750	-
	$94,546	$239,330

Convertible Debentures as of December 31, 2016 and 2015, are as follows:

Balance, December 31, 2014	$24,828
Face value Convertible Debentures Series B	650,000
Relative fair value of detachable warrants	(287,757)
BCF	(362,243)
Amortization of debt discount	239,330
Conversions	(177,000)
Balance, December 31, 2015	87,158(1)
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704

(1)
At December 31, 2015, $80,658 of Convertible Debentures were classified as current liabilities and $6,500 of Convertible Debentures were classified as long term liabilities on the balance sheet.

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at December 31, 2016, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Face Value of Convertible Debentures Series A Converted	Number of Common Shares Issued on Conversion
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015(1)	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

(1)
On March 9, 2015, the Company settled interest payable on the Convertible Debentures Series A in the amount of $1,096 with the issuance of Common Shares at a price of $0.15 per Common Share, of which, $358 of interest payable on the Convertible Debentures Series A was settled with a Director of the Company (note 19).

On January 25, 2016, the Company received a form of election to convert face value $23,000 of Convertible Debentures Series A, such 328,571 Common Shares remain unissued. On March 10, 2016, the Company settled face value $25,000 of Convertible Debentures Series A with a cash payment. On July 6, 2016, the Company settled face value $50,000 of Convertible Debentures Series A and agreed to pay to the holders such face value in monthly payments ending on November 1, 2016. As at December 31, 2016, the $50,000 was fully paid.

As at December 31, 2016, all Convertible Debentures Series A had been fully settled and no amounts remain owing.

Conversions and Repayments of Convertible Debentures Series B & C

As at December 31, 2016, face value $650,000 of Convertible Debentures Series B and face value $650,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the year ended December 31, 2016, the Company recorded interest expense in the amount of $74,162 (December 31, 2015: $21,845) on the Convertible Debentures.

15. COMMON STOCK

During the year ended December 31, 2016, the Company:

●
Issued 480,000 Common Shares at $0.10 per share for settlement of $48,000 in deferred fees owing to a related party (note 19). The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $76,800. The balance of $28,800 has been recorded as a loss on settlement of debt;

●
Issued 562,715 Common Shares at an average price of $0.141 per share for settlement of $79,154 in consulting fees. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $78,780. The balance of $374 has been recorded as a gain on settlement of debt; and

●	Issued 150,000 Common Shares at $0.14 per share for $21,000 in related party employment income (note 19).

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
●
Issued 201,945 Common Shares at a fair value of $0.11 per share for settlement of $20,194 in interest payable on a Convertible Debenture Series A to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $33,261 and includes the value of the purchase warrants issued. The balance of $13,067 has been recorded as a loss on settlement of debt in the statement of operations and comprehensive loss;

●	Issued 60,000 Common Shares at $0.19 per share for settlement of $11,400 in consulting fees to an unrelated party;
●	Issued 500,000 Common Shares at $0.17 per share for consideration paid in the amount of $85,000 for the acquisition of a subsidiary;
●	Issued 4,918 Common Shares at $0.15 per share for settlement of $738 in interest payable on Convertible Debentures Series A to unrelated parties;
●	Issued 2,385 Common Shares at $0.15 per share for settlement of $358 in interest payable on Convertible Debentures Series A to a Director of the Company;
●	Issued 2,299,999 Common Shares at $0.07 per share as a result of the conversion of $161,000 of Convertible Debentures Series A;
●	Issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of $16,000 of Convertible Debentures Series A;
●	Issued 300,000 Common Shares at $0.11 per share as compensation for $33,000 in consulting fees to an unrelated party; and
●
Issued 408,597 Common Shares valued at a fair value of $0.11 per share for settlement of $61,290 in marketing costs owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $44,946. The balance of $16,344 has been recorded as a gain on settlement of debt in the statement of operations and comprehensive loss.

16. WARRANTS

The following schedule summarizes the outstanding Common Share purchase warrants of the Company:

	December 31, 2016			December 31, 2015
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	8,177,373	$0.25	1.39	1,510,640	$0.25	1.87
Issued	11,935,000	0.21	2.05	6,677,373	0.25	1.73
Cancelled	(1,125,000)	0.25	1.13	-	-	-
Expired	(1,427,373)	0.19	-	(10,640)	0.15	-
End of year	17,560,000	$0.23	1.21	8,177,373	$0.25	1.39

During the years ended December 31, 2016 and 2015 the Company has issued warrants to purchase Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
January 30, 2015	(a)	250,000	2	0.30	0.71%	Nil	320%	38,719
May 29, 2015	(b)	250,000	2	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(b)	250,000	2	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(b)	250,000	2	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(b)	250,000	2	0.70	0.85%	Nil	298%	34,755
June 29, 2015	(c)	500,000	1	0.15	0.51%	Nil	166%	40,643
July 14, 2015	(d)	500,000	1.5	0.20	0.51%	Nil	219%	41,975
July 15, 2015	(e)	201,945	1	0.20	0.52%	Nil	174%	11,047
November 5, 2015	(f)	725,428	1	0.20	0.60%	Nil	186%	48,398
December 30, 2015	(g)	250,000	1.5	0.20	0.88%	Nil	190%	26,821
December 31, 2015	(h)	3,250,000	2	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(i)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
February 18, 2016	(j)	300,000	2	0.25	0.80%	Nil	275%	30,501
February 18, 2016	(k)	1,500,000	2	0.25	0.80%	Nil	275%	152,503
March 2, 2016	(l)	1,000,000	2	0.20	0.91%	Nil	271%	158,995
April 13, 2016	(m)	1,750,000	2	0.25	0.88%	Nil	264%	241,754
May 20, 2016	(n)	3,750,000	2	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(o)	85,000	2	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(p)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(q)	250,000	1.5	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(r)	2,750,000	2	0.20	1.20%	Nil	259%	143,871
		18,612,373						1,956,955

(a) Issued in connection to a supply and distribution agreement. The Company fully expensed the value of the purchase warrants in stock based compensation which has been recorded as an administrative expense.

(b) Issued in connection to a commission agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares of the Company. The warrants vest in four tranches of 250,000 purchase warrants each. The first tranche has an exercise price of $0.40 per Common Share and vested upon execution of the agreement. The Second tranche has an exercise price of $0.50 per Common Share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per Common Share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per Common Share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. The Company booked the value of the vested purchase warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the year ended December 31, 2016, the Company expensed $17,681 in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested purchase warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(c) Issued in connection to the Secured Note No.3. The Company booked the value of the purchase warrants as prepaid to be expensed over six months which is the life of the Secured Note No.3. No amounts were expensed related to this prepaid during the years ended December 31, 2016. During the year ended December 31, 2015, the Company recorded $20,321 in interest expense related to these purchase warrants.

(d) Issued as part of the consideration for the acquisition of VaporLiq.

(e) Issued in connection with a private placement. No stock based compensation expense was recorded since the purchase warrants were issued as part of a private placement of Common Shares.

(f) Issued in connection with a private placement. No stock based compensation expense was recorded since the purchase warrants were issued as part of a private placement of Common Shares.

(g) Issued in connection to the Secured Notes, the Company booked the value of the purchase warrants as prepaid to be expensed over the life of the Secured Notes. During the year ended December 31, 2016, the Company expensed $17,881 of the prepaid as financing fees which has been recorded as interest expense.

(h) Issued in connection to the issuance of Convertible Debentures Series B. The value of the purchase warrants along with the BCF represents debt discount on the Convertible Debentures Series B and is accreted over the life of the debenture using the effective interest rate. For the year ended December 31, 2016, the Company recorded interest expense in the amount of $52,781 related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B (note 14).

(i) Issued in connection to the Term Loan (note 13). On July 15, 2016 and in connection to the Term Loan Amendment, the Company extended the expiration date of these purchase warrants to December 31, 2018, with all other terms of the warrants remaining the same. The Company booked the value of the purchase warrants of $51,598 as a prepaid to be expensed over the life of the Term Loan. During the year ended December 31, 2016, the Company expensed $22,888 of the prepaid as financing fees which has been recorded as interest expense. On January 18, 2016 and in connection to the Term Loan (note 13), the Company extended the expiration date of the 250,000 purchase warrants issued on August 1, 2014 to be exercisable until December 31, 2017. On July 15, 2016, the Company entered into the Term Loan Amendment and extended the expiration date of these purchase warrants to December 31, 2018, with all other terms of the warrants remaining the same. The Company booked the value of the purchase warrants in the amount of $42,325 as a prepaid to be expensed over the life of the Term Loan. During the year ended December 31, 2016, the Company expensed $17,829 of the prepaid as financing fees which has been recorded as interest expense.

(j) Issued in relation to a consulting agreement. The purchase warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the purchase warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants would be automatically canceled. During the year ended December 31, 2016, the Company expensed $16,511 as stock based compensation in relation to the above purchase warrants which has been recorded as an administrative expense. On August 31, 2016, the Company terminated the consulting agreement and 187,500 of the unvested warrants have been cancelled and the remaining 112,500 vested warrants remain outstanding and exercisable until February 17, 2018 as mutually agreed in the termination.

(k) Issued in relation to a consulting agreement. The purchase warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the purchase warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. During the year ended December 31, 2016, the Company expensed $108,656 as stock based compensation in relation to the above purchase warrants which has been recorded as an administrative expense. On October 25, 2016, the Company terminated the consulting agreement and 937,500 unvested warrants have been cancelled and the remaining 562,500 vested warrants remain outstanding and exercisable until March 31, 2018 as mutually agreed in the termination.

(l) Issued in connection to the Loan Agreement (note 11). The warrants shall vest in two equal tranches, with 500,000 purchase warrants to vest upon the close of Loan Tranche A and the remaining 500,000 purchase warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the purchase warrants became fully vested and exercisable. The Company booked the value of the purchase warrants of $158,995 as a prepaid to be expensed over the life of the Shareholder Loan. During the year ended December 31, 2016, the Company expensed $63,156 of the prepaid as financing fees which has been recorded as interest expense.

(m) Issued in connection to a consulting agreement. Forty percent of the purchase warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the purchase warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically cancelled. During the year ended December 31, 2016, the Company expensed $205,828 as stock based compensation in relation to the above purchase warrants which has been recorded as an administrative expense. Subsequent to the year ended December 31, 2016, the Company terminated the consulting agreement for cause and all Common Share purchase warrants issued in connection to the consulting agreement were cancelled (note 24).

(n) Issued in connection to the issuance of Convertible Debentures Series C-1. The value of the purchase warrants along with the BCF represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the debenture using the effective interest rate. For the year ended December 31, 2016, the Company recorded interest expense in the amount of $21,674 related to debt discount which includes the accretion of the BCF (note 14).

(o) Issued as a commission payment related to the issuance of the Convertible Debentures Series C-1. The value of the purchase warrants in the amount of $14,225 were recorded as a reduction to the proceeds received for the Convertible Debentures Series C-1 (note 14).

(p) Issued in connection to the Term Loan Amendment (note 13). The Company booked the value of the purchase warrants in the amount of $45,799 as a prepaid financing fee to be expensed over the life of the Term Loan. During the year ended December 31, 2016, the Company expensed $10,732 of the prepaid as financing fees which has been recorded as interest expense.

(q) Issued in connection to the Secured Notes. The Company booked the value of the purchase warrants in the amount of $18,840 was booked as prepaid to be expensed over the life of the Secured Notes. During the year ended December 31, 2016, the Company expensed $306 of the prepaid as financing fees which has been recorded as interest expense.

(r) Issued in connection to the issuance of Convertible Debentures Series C-2. The value of the purchase warrants along with the BCF represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the debenture using the effective interest rate. For the year ended December 31, 2016, the Company recorded interest expense in the amount of $2,750 related to debt discount which includes the accretion of the BCF of Convertible Debentures Series C-2 (note 14).

17. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

December 31, 2016
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Term Loan (note 16(i))	$51,598
Warrants issued in connection to the Term Loan (note 16(i))	42,325
Warrants issued in connection to a consulting agreement (note 16(j))	16,511
Warrants issued in connection to a consulting agreement (note 16(k))	108,656
Warrants issued in connection the Shareholder Loan (note 16(l))	158,995
Warrants issued in connection to a consulting agreement (note 16(m))	205,828
Warrants issued as commission related to Convertible Debentures Series C-1 (note 16(o))	14,225
Warrants issued in connection to the Term Loan (note 16(p))	45,799
Warrants issued in connection to the Secured Notes (note 16(q))	18,840
Total Warrants Issued as Stock Based Compensation	662,777

Shares issued for consulting fees	59,154
Shares to be issued for consulting fees	68,550
Shares issued for employment income to a related party	21,000
Total Stock Based Compensation	$811,481

December 31, 2015
Warrants Issued as Stock Based Compensation
Warrants issued in connection to a supply and distribution agreement (note 16(a))	$38,719
Warrants issued in connection to a commission agreement (note 16(b))	35,362
Warrants issued in connection to the Secured Note No.3 (note 16(c))	40,643
Warrants issued in connection to the Secured Notes (note 16(g))	26,821
Total Warrants Issued as Stock Based Compensation	141,545

Shares issued for consulting fees	79,400
Shares to be issued for consulting fees	20,000
Total Stock Based Compensation	$240,945

18. SHARES TO BE ISSUED

As at December 31, 2016, the Company had $146,550 in shares to be issued consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to a con version of $23,000 of Convertible Debentures Series A;
●
320,022 Common Shares, valued at an average of $0.156 per share, to be issued due to the settlement of $50,000 in consulting fees owing to a shareholder;
●
143,715 Common Shares, valued at an average of $0.129 per share, to be issued due to the settlement of $18,550 in consulting fees owing to unrelated parties, and
●
366,667 Common Shares, valued at $0.15 per share, to be issued due to the settlement of $55,000 in consulting fees owing to an unrelated party.

The above Common Shares have not yet been issued.

As at December 31, 2015, the Company had $20,000 in shares to be issued consisting of the following:

●
151,745 Common Shares, valued at $0.132 per share, to be issued due to the settlement of consulting fees owing to unrelated parties.

19. RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are as follows:

(a)
The Company’s current and former officers and shareholders have advanced funds on an unsecured, non-interest bearing basis to the Company, unless stated otherwise below, for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances.

Advances from related parties were as follows:

	December 31, 2016	December 31, 2015
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$95,759	$242,758
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	313,745	196,581
Consulting fees owing to persons related to Officers who are also Directors of the Company	77,463	37,028
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	901,784	355,802
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	-	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	76,407	50,976
Consulting fees and director fees payable to Directors of the Company	13,725	83,500
	$1,478,883	$996,939

At December 31, 2016, the Company had deferred amounts of $1,085,906 (December 31, 2015: $662,140) owing to related parties. The deferred amounts consist of $572,506 (December 31, 2015: $300,890) owing to Officers of the Company, two of which are also Directors for consulting fees payable, amounts of $141,000 owing to Directors of the Company for Director fees payable and amounts of $372,400 (CAD $500,000) (December 31, 2015: $361,250; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director for management service fees payable. The amounts are non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers will receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The bonus will be expensed over the term of the deferrals, no amount of the bonus has been expensed for the year ended December 31, 2016. During the year ended December 31, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares of the Company (note 15).

(b)	Interest accrued to related parties were as follows:

	December 31, 2016	December 31, 2015

Interest accrued on advances by Officers of the Company, one of which is also a Director	$234,121	$129,729
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	29,669	2,026
	$263,790	$131,755

(c)	Transactions with related parties were as follows:

During the year ended December 31, 2016, the Company expensed $72,394 (December 31, 2015: $49,977) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the year ended December 31, 2016, the Company expensed $22,304 (December 31, 2015: $25,293) in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $206,445 (December 31, 2015: $173,599 in travel and entertainment expenses incurred by Officers and Directors of the Company.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares were issued on May 19, 2016 (note 15).

On May 20, 2016, the Company issued face value $55,000 of Convertible Debentures Series C to related parties consisting of $10,000 to a person related to an Officer and Director for settled of fees payable, $10,000 to a Director of the Company for settlement of Director fees payable and $35,000 to a corporation owned by two Officers of the Company, one of which is also a Director, for settlement of loans payable.

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C to two Directors of the Company for cash.

On June 17, 2016, the Company issued 150,000 Common Shares at a price of $0.14 per Common Share to a person related to an Officer and Director of the Company on the signing of a new employment agreement.

During the year ended December 31, 2015, the Company settled $358 of interest payable on Convertible Debentures Series A with a Director of the Company at $0.15 per Common Share, and the Common Shares were issued on April 13, 2015.

During the year ended December 31, 2016, amounts owing to a former related party in the amount of $9,263 were forgiven, as a result the Company recorded a gain on settlement in the amount of $9,263.

During the year ended December 31, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of face value $16,000 of Convertible Debentures Series A, and the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	December 31, 2016	December 31, 2015
Directors	$-	$92,750
Officers	330,900	273,974
Corporation formerly related by virtue of common Officers and a common Director	-	74,396
Corporation owned by two Officers, one of which is also a Director	-	92,799
Persons related to a Director	142,249	71,261
	$473,149	$605,180

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Credit Facility and the Term Loan, each committed to provide a total of CAD $150,000 of the Term Loan (notes 12 and 13).

20. INCOME TAXES

Under ASC No. 740, Income Taxes (“ASC 740”), income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has non-capital losses of $7,512,930 (2015: $5,080,614) in US non-capital losses, $3,210,343 (2015: $2,043,349) in Canadian non-capital losses, $404,0732 (2015: $401,897) in Irish non-capital losses and $202,920 (2015: $65,163) in Hungarian non-capital losses.

	United States	Canada	Ireland	Hungary	Slovakia	Total
2032	$(434,283)	$(626,235)	$-	$-	$-	$(1,060,518)
2033	(1,016,051)	(438,761)	-	-	-	(1,454,812)
2034	(2,159,772)	(301,868)	(372,764)	-	-	(2,834,404)
2035	(1,470,508)	(676,485)	(29,133)	(65,163)	-	(2,241,289)
2036	(2,432,316)	(1,166,994)	(2,175)	(137,757)	-	(3,739,242)
	$(7,512,930)	$(3,210,343)	$(404,072)	$(202,920)	$-	$(11,330,266)

The reconciliation of income taxes at the statutory income tax rates to the income tax expense is as follows:
	December 31, 2016	December 31, 2015
Loss before income taxes	$4,500,206	$3,048,336
Applicable tax rate ranges from 10% to 35%
Expected income tax (recovery) at the statutory rates	(1,439,417)	(981,895)
Permanent differences	200,042	171,912
Tax benefits not recognized	1,239,375	809,983
Provision for income taxes	$-	$-

The components of the temporary differences and the country of origin at December 31, 2016 and 2015 are as follows (applying the combined Canadian federal and provincial statutory income tax rate of 26%, the US income tax rate of 35%, the Irish income tax rate of 12.5%, the Hungarian income tax rate of 10% and the Slovakian income tax rate of 22% for both the years). No deferred tax assets are recognized on these differences as it is not probable that sufficient taxable profit will be available to realize such assets.

	United States		Canada
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Loss before income taxes	$3,103,756	$2,317,527	$1,291,477	$(578,775)
Applicable tax rate ranges from 10% to 35%		35%		26.5%
Expected income tax (recovery) at the statutory rates	(1,086,315)	(811,134)	(342,241)	(153,375)
Permanent differences	177,943	164,649	22,099	7,263
Tax benefits not recognized	908,372	646,485	320,142	146,112
Income taxes-current and deferred	$-	$-	$-	$-

	Ireland		Hungary
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Loss before income taxes	$(2,301)	$87,276	$111,489	$64,758
Applicable tax rate ranges from 10% to 35%	12.5%	12.5%	10%	10%
Expected income tax (recovery) at the statutory rates	288	(10,910)	(11,149)	(6,476)
Permanent differences		-	1	-
Tax benefits not recognized	-	10,910	11,148	6,476
Income taxes-current and deferred	$288	$-	$-	$-

	Slovakia
	December 31, 2016	December 31, 2015
Loss before income taxes	$(4,216)	$-
Applicable tax rate ranges from 10% to 35%	22%	22%
Expected income tax (recovery) at the statutory rates	928	-
Permanent differences	-	-
Tax benefits not recognized	-	-
Income taxes-current and deferred	$928	$-

Deferred tax asset components as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Operating losses available to offset future income taxes	$(11,330,266)	$(7,951,215)
Expected income tax recovery at a statutory rate of 35%	3,535,016	2,502,523
Valuation allowance	(3,535,016)	(2,502,523)
Income taxes – current and deferred	$-	$-

As the Company has not earned significant revenues, it has provided a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2016 and 2015. Management believes the Company has no uncertain tax position.

As the Company is delinquent in its historical tax filings it has accrued $90,000 in penalties which the Company estimates it will be assessed on filing of the delinquent returns. The accrued penalties have been recorded as an administrative expense during the year ended December 31, 2016.

21. COMMITMENTS AND CONTINGENCIES

a) Premises Lease – Florida, USA

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2017	$56,110

b) Premises Leases – Budapest, Hungary

Effective January 2, 2017, a subsidiary of the Company entered into a lease agreement for a rental premises in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€ 27,000

Effective May 23, 2016, a subsidiary of the Company entered into a lease agreement for office space in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on July 8, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€ 41,289

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On January 6, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dimen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Unsecured Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. On February 23, 2016 the Company filed a motion to dismiss the complaint on the basis of failure to allege sufficient jurisdictional facts and failure to satisfy constitutional due process requirements to exercise jurisdiction.

d) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016 the Company has accrued the full $50,000 in charitable contributions regarding this agreement.

e) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. During the year ended December 31, 2016, the Company has paid $8,275and owes $1,408 related to the royalty agreement.

22. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivable. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related accounts receivable are subject to normal commercial credit risks. A substantial portion of the Company’s accounts receivable are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At December 31, 2016, the Company recorded bad debt of $256,280 (2015: $20,370) in regards to customers with past due amounts. For the year ended December 31, 2016, 15% (December 31, 2015: 38%) of the Company’s trade receivables are due from one customer and 51% of the trade receivables are due from four customers. During the year ended December 31, 2016, 31% of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2016, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $5,211,638. Of such amount, the Company has obligations to repay $4,630,583 over the next twelve months with the remaining $581,055 becoming due within the following four year period.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash and accounts payable and accrued liabilities that are denominated in CAD, HUF and EUR.

Analysis by currency in Canadian, Hungarian and Slovakian equivalents is as follows:

December 31, 2016	Accounts Payable	Accounts Receivable	Cash
CAD	$204,350	$219	$3,166
HUF	$334,698	$46,138	$127,788
EUR	$18,672	$-	$10,328

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $20,097, $16,077 and $934, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $20,097, $16,077 and $934 respectively.

The Company purchases inventory in a foreign currency, at December 31, 2016, the Company included $238,888 (December 31, 2015: $146) in inventory purchased in a foreign currency on its consolidated balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

23. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total long lived assets by geographic location are as follows:

	December 31, 2016	December 31, 2015
Canada	$826	$-
United States	1,125,704	1,624,669
Europe	23,418	2,130
	$1,149,948	$1,626,799

Total sales by geographic location are as follows:

	December 31, 2016	December 31, 2015
Canada	$49,732	$-
United States	2,596,172	1,163,096
Europe	1,904,889	-
	$4,550,793	$1,163,096

24. SUBSEQUENT EVENTS

On January 4, 2017, the Company terminated a consulting agreement entered into as of April 13, 2016 for cause. As a result, the 1,000,000 Common Share purchase warrants issued in connection to the consulting agreement were terminated, effective immediately.

On January 12, 2017, the Company entered into a bridge loan agreement with a shareholder (the “Bridge Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares of the Company exercisable until January 11, 2017 at a price of $0.20 per Common Share, with 25,000 of such purchase warrants vesting upon the closing of Bridge Loan Note A and the remaining 25,000 purchase warrants vesting upon the closing of Bridge Loan Note B. On January 12, 2017, the Company closed Bridge Loan Note A and 25,000 of the purchase warrants became fully vested and exercisable. On January 18, 2017, the Company closed Bridge Loan Note B and 25,000 of the purchase warrants became fully vested and exercisable.

On January 20, 2017, the Company issued an additional 75 units of Convertible Debentures Series C for proceeds of $75,000.

On January 31, 2017, the Company issued and sold on a private placement basis, 7,546,012 private placement units at a price of $0.10 per unit for total proceeds of $754,601. Each private placement unit consisted of one Common Share of the Company and a half Common Share purchase warrant. On January 31, 2017, the Company issued 7,546,012 Common Shares and warrants for the purchase of 3,773,006 Common Shares of the Company exercisable over twelve months at an exercise price of $0.20 per Common Share. On January 31, 2017 and in connection to the issuance of private placement units, the Company issued warrants for the purchase of 411,361 Common Shares of the Company as a commission payment with the purchase warrants having the same terms as the warrants issued as part of the private placement units.

On February 17, 2017, the Company issued and sold on a private placement basis, 1,815,896 private placement units at a price of $0.10 per unit for total proceeds of $181,590. Each private placement unit consisted of one Common Share of the Company and a half Common Share purchase warrant. On February 17, 2017, the Company issued 1,815,896 Common Shares and warrants for the purchase of 907,948 Common Shares of the Company exercisable over twelve months at an exercise price of $0.20 per Common Share. On February 17, 2017 and in connection to the issuance of private placement units, the Company issued warrants for the purchase of 108,954 Common Shares of the Company as a commission payment with the purchase warrants having same terms as the warrants issued as part of the private placement units.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit, such private placement units remain unissued.

On March 8, 2017 and in connection to an employment agreement, the Company issued warrants for the purchase of 1,500,000 Common Shares of the Company exercisable over twenty-four months at an exercise price of $0.25 per Common Share. The purchase warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business.

On March 21, 2017, the Company issued and sold on a private placement basis, 6,540,090 private placement units at a price of $0.10 per unit for total proceeds of $654,009. Each private placement unit consisted of one Common Share of the Company and a half Common Share purchase warrant. On March 21, 2017, the Company issued 6,540,090 Common Shares and warrants for the purchase of 3,270,045 Common Shares of the Company exercisable over twelve months at an exercise price of $0.20 per Common Share. On March 21, 2017 and in connection to the issuance of private placement units, the Company issued warrants for the purchase of 27,623 Common Shares of the Company as a commission payment with the purchase warrants having the same terms as the warrants issued as part of the private placement units.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

Changes in registrant’s Certifying Accountant

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the year, the Company has initiated disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of its management, including the chief executive officer (principal executive officer) and the chief financial officer (principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that its disclosure controls and procedures were ineffective as at December 31, 2016.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of the Company’s chief executive officer (principal executive officer) and chief financial officer (principal accounting officer), management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the Company’s evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as at December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, the Company relies heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As the Company grows, the number of employees is expected to increase, which will enable the Company to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to the Company’s consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, the Company has determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite the Company’s material weaknesses, its consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer (principal executive officer) and chief financial officer (principal accounting officer), does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal year ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Graham Simmonds	43	Chairman of the Board of Directors and Chief Executive Officer
Gerald Goldberg	73	Director and Chairman of the Audit Committee
Henry J. Kloepper	67	Lead Independent Director and Chairman of the Compensation and Governance Committees
Daniel Yuranyi	60	Director and Chief Procurement Officer
Dr. Blaise A. Aguirre	52	Director
Christopher Rich	63	Director
Stanley D. Robinson	67	Director
Ashish Kapoor	39	Chief Financial Officer and Interim Corporate Secretary

The business experience of the persons listed above during the past five years are as follows:

Graham Simmonds (Chairman of the Board of Directors and Chief Executive Officer)

Mr. Simmonds has served as Chairman of the Board of Directors since May 14, 2015 and as Chief Executive Officer of the Company since November 15, 2012. Mr. Simmonds has over 18 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or has previously been licensed/registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horse racing service in North America and is a former director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. eBet Technologies Inc. was successfully sold to Sportech PLC in December of 2012. Mr. Simmonds is a director and the CEO of Baymount Incorporated, a diversified investment and venture capital firm, a director and the CEO of LiveReel Media Corporation and is the former chairman and CEO of DealNet Capital Corp., a consumer finance company listed on the TSX Venture Exchange in Toronto, Canada.

We believe Mr. Simmonds is well-qualified to serve as Chairman of the Board of Directors due to his public company experience, operational experience and business contacts.

Gerald Goldberg (Director and Chairman of the Audit Committee)

Mr. Goldberg has served as a Director of the Company since June 29, 2016 and is currently the Chairman of the Audit Committee. Mr. Goldberg is a Chartered Professional Accountant and is a senior partner in the accounting firm of Schwartz Levitsky Feldman LLP, in Toronto, Canada. Mr. Goldberg was previously a partner in Grant Thornton and its predecessor firm for over 15 years. Mr. Goldberg has over 30 years of experience in the service, distribution, retail, mining, natural resources and oil & gas, real estate, not-for-profit entities and manufacturing industries, with a strong emphasis in taxation and business advisory services. Mr. Goldberg is also active in corporate finance and development and has been involved in the structure and design of numerous innovative financing instruments, tax shelters and syndications, both in Canada and the United States. Mr. Goldberg is actively involved with the audit of various publicly listed companies in both Canada and abroad. Mr. Goldberg also has tremendous experience as an independent director, chairman and member of the audit committee of publicly listed companies, non-for-profit companies, educational and other institutions, organizations and companies.

We believe Mr. Goldberg is well-qualified to serve as a member of the Board of Directors and as Chairman of the Audit Committee due to experience as a Chartered Professional Accountant and public company experience.

Henry J. Kloepper (Lead Independent Director and Chairman of the Compensation and Governance Committees)

Mr. Kloepper has served as the Company’s Lead Independent Director since April 13, 2013 and is currently the Chairman of the Compensation and Governance Committees. Mr. Kloepper is a leading financier and has been involved in investment banking and corporate finance for over 30 years. Mr. Kloepper brings a rounded knowledge of the capital markets, strategic growth, and investments. Mr. Kloepper is currently the interim CEO of NWT Uranium Corp., and chair of Unique Broadband Systems Inc. Mr. Kloepper is the former CEO of Frontier Lithium Inc. and was previously a director and president of Mogul Energy International Inc. and has held executive positions with Award Capital, JP Morgan, Citibank, Bank of America, and North American Trust in the US, Canada, and Europe.

We believe Mr. Kloepper is well-qualified to serve as Lead Independent Director and Chairman of the Audit Committee due to his public company experience, financial markets knowledge and business contacts.

Daniel Yuranyi (Director and Chief Procurement Officer)

Mr. Yuranyi has served as a Director and officer of the Company since November 15, 2012. Mr. Yuranyi has over 30 years of experience in the transportation, logistics, and distribution businesses having successfully built and operated his own companies on a number of occasions. Mr. Yuranyi has held senior positions with Loomis and Gelco Express which was later sold to Air Canada. After helping build a division of Gelco Express from $1M to more than $12M in annualized sales, Mr. Yuranyi left to start a new business of his own called United Messengers which quickly grew to become the largest same-day messenger service in Canada. Most recently, Mr. Yuranyi has invested in building distribution relationships with European brands in the energy drink and bottled water businesses.

We believe Mr. Yuranyi is well-qualified to serve as a member of the Board of Directors due to his experience in the distribution field and business contacts.

Dr. Blaise A. Aguirre (Director)

Dr. Aguirre has served as a Director of the Company since November 7, 2014. Dr. Aguirre, an internationally known expert, author and lecturer in child and adolescent psychiatry, is the founding medical director of 3East at McLean Hospital, and is an assistant professor of psychiatry at Harvard Medical School. Dr. Aguirre served as an independent director of Investors Capital Holdings Ltd. from October 28, 2011 until its sale to RCS Capital Company (RCAP:NYSE) in 2014. Previously, Dr. Aguirre was a broker with Investors Capital Company having obtained his series 7 and 63 securities licenses. Dr. Aguirre sits on the board of directors that oversees the annual running of the Illinois Marathon in Champaign, IL and is an advisor to privately held companies including Hanah and Mirah. Dr. Aguirre is also a board member of the Oprah Winfrey Leadership Academy for Girls (OWLAG). Dr. Aguirre was a member of the Medical Advisory Board of IVPCARE Inc. prior to their buyout by Walgreens. Dr. Aguirre has developed and maintains enduring relationships with institutional money managers and venture capitalists and has developed expertise as a small cap stock analyst.

We believe Dr. Aguirre is well-qualified to serve as a member of the Board of Directors due to his medical experience, financial markets knowledge and business contacts.

Christopher Rich (Director)

Mr. Rich has served as a Director of the Company since November 7, 2014. Mr. Rich is a successful television, film and theater actor and producer who studied acting at the University of Texas and later at Cornell University, where he received a master’s degree in theater arts. Mr. Rich began his performing career in New York performing on stage in many off-Broadway and regional productions. Mr. Rich has appeared in many television series, most notably on Murphy Brown and Reba. On the big screen, Mr. Rich starred in The Joy Luck Club, Flight of the Intruder, and the independent art film Prisoners of Inertia with Amanda Plummer. Mr. Rich has appeared in numerous television movies, with credits including Going Home opposite Jason Robards in one of his last performances. Most recently, Mr. Rich starred in Southern Christmas opposite Bo Derek and Shelley Long.

We believe Mr. Rich is well-qualified to serve as a member of the Board of Directors due to his film experience and business/marketing contacts.

Stanley D. Robinson (Director)

Mr. Robinson has served as a Director of the Company since October 29, 2008. Mr. Robinson is currently a Supervisory Geologist with Northquest Ltd. and was formerly a Geologist/Exploration Manager with Kilo Goldmines Ltd. Mr. Robinson is an exploration geologist with over 30 years of experience in Africa (Angola, Democratic Republic of Congo, Ghana, Tanzania, Burkina Faso), Canada and South America. Mr. Robinson’s principal technical expertise is in the management of gold and base metal exploration projects, from grassroots to feasibility stage, geological interpretations with an emphasis on structure and alteration, and in the identification of projects with economic potential. Mr. Robinson has extensive experience in managing exploration projects in remote locations and in climatic environments that range from permafrost to tropical and semi-desert.

We believe Mr. Robinson is well-qualified to serve as a member of the Board of Directors due to his public company experience and business contacts.

Ashish Kapoor (Chief Financial Officer and Interim Corporate Secretary)

Mr. Kapoor has served as the Company’s Chief Financial Officer since November 15, 2012 and as the Company’s Interim Corporate Secretary since May 5, 2015. Mr. Kapoor has over 15 years of experience in providing capital markets advisory and assurance services as a finance professional. After obtaining his Chartered Accountant designation at Ernst & Young, Mr. Kapoor has gained over 10 years of experience in investment banking, advising client across various industries. As a senior vice president at Macquarie Capital Markets Canada Ltd., Mr. Kapoor was responsible for the Canadian telecom, media, entertainment and technology investment banking and principal investing group. During his 10 years at Macquarie, Mr. Kapoor completed in excess of $3B in successful principal investments and advised on a further $4B of mergers and acquisitions for third party clients. Mr. Kapoor is a director and the CFO of LiveReel Media Corporation and was formerly the CFO of DealNet Capital Corp., a consumer finance company, and Transeastern Power Trust, an independent power producer focused on renewable energy sources. Mr. Kapoor obtained his Chartered Accountant designation as part of the Ernst & Young’s Toronto practice and was awarded the Gold Medal for first place in Ontario, and the Bronze Medal for third place in Canada on the 2000 Chartered Accountancy Uniform Final Examination. Mr. Kapoor is also a CFA Charter holder and holds a Masters of Accounting and a Bachelor of Arts degree from University of Waterloo.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received, the Company believes that during the year ended December 31, 2016 all such filing requirements applicable to the Company were complied with on a timely basis, except for the following filings:

Name and Relation to the Company	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form (Type of Form indicated herein)
Graham Simmonds (Chairman and Chief Executive Officer)	5	4	Form 4, Form 5
Daniel Yuranyi (Director and Chief Procurement Officer)	2	1	Form 4, Form 5
Ashish Kapoor (Chief Financial Officer)	2	1	Form 4, Form 5
Dr. Blaise A. Aguirre (Director)	2	1	Form 4, Form 5
Henry J. Kloepper (Director)	2	1	Form 4, Form 5
Gerald Goldberg (Director)	1	1	Form 3

The Company intends on remediating and filing such aforementioned delinquent forms as soon as reasonably possible.

CODE OF ETHICS

The Company has adopted a corporate Code of Ethics (the “Code of Ethics”) that is applicable the Company’s officers, directors and employees. The Code of Ethics requires that the Company’s officers, directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, act in the Company’s best interest, provide full, fair, accurate, timely and understandable disclosure in public reports, ensure prompt internal reporting of code violations, and provide accountability for adherence to the code. The Code of Ethics was filed with the SEC as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

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

NOMINATIONS OF DIRECTORS

The Board of Directors does not have a separate Nominations Committee (the “Nominations Committee”) or a formal procedure with respect to the nomination of directors, and such functions are addressed by the entire Board. There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

AUDIT COMMITTEE

The purpose of the Company’s Audit Committee (the “Audit Committee”) is to act on behalf of the Board of Directors and oversee all material aspects of the Company's reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the Audit Committee is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and (6) funding for the outside auditor and any outside advisors engagement by the Audit Committee.

The Audit Committee’s role also includes coordination with other Board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

The Audit Committee is composed of Gerald Goldberg, Henry J. Kloepper and Dr. Blaise A. Aguirre. Gerald Goldberg serves as the Chairman of the Audit Committee and audit committee financial expert. Mr. Goldberg is independent of management. The Audit Committee adopted a charter on January 15, 2014 which was filed with the SEC as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

COMPENSATION COMMITTEE

The Board of Directors does not have a separate Compensation Committee (the “Compensation Committee”), and such functions are addressed by the entire Board. Although there is no formal committee in place, Henry J. Kloepper serves as the Chairman of the ad hoc Compensation Committee consisting of members of the Board.

GOVERNANCE COMMITTEE

The Board of Directors does not have a separate Governance Committee (the “Governance Committee”), and such functions are addressed by the entire Board. Although there is no formal committee in place, Henry J. Kloepper serves as the Chairman of the ad hoc Governance Committee consisting of members of the Board.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Graham Simmonds the Company’s Chairman of the Board of Directors and Chief Executive Officer, Gerald Goldberg the Company’s Director and Chairman of the Audit Committee, Henry J. Kloepper the Company’s Lead Independent Director and Chairman of the Compensation and Governance Committees, Daniel Yuranyi the Company’s Director and Chief Procurement Officer, Dr. Blaise A. Aguirre the Company’s Director, Christopher Rich the Company’s Director, Stanley D. Robinson the Company’s Director, Ashish Kapoor the Company’s Chief Financial Officer and Interim Corporate Secretary, Ernest Eves the Company’s former Chairman of the Board of Directors and Carrie J. Weiler the Company’s former Corporate Secretary, for all services rendered in all capacities to the Company for the years ended December 31, 2016, 2015 and 2014.

Name/Title	Year	Salary $(1)	Bonus $(1)	Other Annual Compensation $(1)	Restricted Option Stocks/ Payouts Awarded #
Graham Simmonds(2)(3)(4)(7) Chairman of the Board of Directors and Chief Executive Officer	2016	$120,000	-	-	-
	2015	$113,494	-	-	-
	2014	$108,662	-	-	-
Gerald Goldberg(2)(5)(9)(10) Chairman of the Audit Committee	2016	$9,000	-	-	-
	2015	-	-	-	-
	2014	-	-	-	-
Henry J. Kloepper(2)(5)(10) Lead Independent Director and Chairman of the Compensation and Governance Committees	2016	$18,000	-	-	-
	2015	$18,000	-	-	-
	2014	-	-	-	-
Daniel Yuranyi(2)(3) Director and Chief Procurement Officer	2016	$90,720	-	-	-
	2015	$93,974	-	-	-
	2014	$108,662	-	-	-
Dr. Blaise A. Aguirre(2)(5)(10) Director	2016	$18,000	-	-	-
	2015	$18,000	-	-	-
	2014	-	-	-	-
Christopher Rich(2)(5) Director	2016	$18,000	-	-	-
	2015	$18,000	-	$92,750(8)	-
	2014	-	-	$76,000(8)	-
Stanley D. Robinson(2)(5) Director	2016	$18,000	-	-	-
	2015	$18,000	-	-	-
	2014	-	-	-	-
Ashish Kapoor(2)(3)(4)(6) Chief Financial Officer and Interim Corporate Secretary	2016	$120,000	-	-	-
	2015	$113,494	-	-	-
	2014	$108,662	-	-	-
Ernest Eves(5)(7) Former Chairman of the Board of Directors	2016	-	-	-	-
	2015	$7,500	-	-	-
	2014	-	-	-	-
Carrie J. Weiler(3)(6) Former Corporate Secretary	2016	-	-	-	-
	2015	$5,873	-	-	-
	2014	$27,165	-	-	-

(1)
All figures in the table above are denominated in U.S. Dollars unless otherwise noted. The Company’s Canadian subsidiary maintains its books and records in Canadian Dollars. The Company’s financial statements are converted to U.S. Dollars (the reporting currency) for consolidation purposes. For the year ended December 31, 2016, the exchange rate used to translate amounts in Canadian Dollars to U.S. Dollars was 0.7560 (December 31, 2015: 0.7831;December 31, 2014: 0.9055).

(2)
As at December 31, 2016, other than the SimKap Agreement (as defined below), the Company had not entered into any formal employment agreements with any of the Company’s officers and directors.

(3)
Commencing on November 15, 2012, the Company and each of Messrs. Simmonds and, Yuranyi and Kapoor had agreed that, as remuneration for their respective services, each of Messrs. Simmonds and, Yuranyi and Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company. The Company and Ms. Weiler had agreed that the Company shall accrue consideration at a rate of $2,500 Canadian Dollars per month, such consideration payable at such times as determined by the Company.

(4)
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

(6)
On May 5, 2015, Mr. Kapoor was appointed as Interim Corporate Secretary of the Company following the resignation of Ms. Weiler as Corporate Secretary of the Company. Mr. Kapoor was appointed as the Company’s Corporate Secretary with no additional compensation to be paid to Mr. Kapoor for such appointment.

(7)
On May 14, 2015, the Board of Directors appointed Mr. Simmonds to serve as Chairman of the Board of Directors following the resignation of Mr. Eves as a Director and as the Chairman of the Board. Mr. Simmonds was appointed as the Chairman of the Board of Directors with no additional compensation to be paid to Mr. Simmonds for such appointment.

(8)
Compensation with respect to the other services rendered to the Company by Mr. Rich were paid to Rich Richies Inc. During the year ended December 31, 2016, the Company paid a total of $Nil (December 31, 2015: $92,750; December 31, 2014: $76,000) U.S. Dollars to such affiliate.

(9)
On June 29, 2016, the Board of Directors appointed Mr. Goldberg to serve as a Director of the Company.

(10)
On June 29, 2016, the Board of Directors appointed Messrs. Goldberg and, Kloepper and Aguirre to serve as members of the Company’s Audit Committee, with Mr. Goldberg serving as Chairman of the Audit Committee.

OPTIONS/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2016, 2015 and 2014.

COMPENSATION OF DIRECTORS

There are no formal agreements with respect to the election and compensation of directors.

Commencing on January 1, 2015, the Board of Directors agreed to pay each of the Company’s independent directors $1,500 U.S. Dollars per month for their services, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

The Company does not maintain a pension plan for its employees, officers or directors.

EMPLOYMENT CONTRACTS

The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board.

Other than the SimKap Agreement (as defined below), the Company has not entered into any formal employment agreements with any of the Company’s officers and directors. However, commencing on November 15, 2012, the Company and each of Messrs. Yuranyi and, Simmonds and Kapoor had agreed that, as remuneration for their respective services, each of Messrs. Yuranyi and, Simmonds and Kapoor would each be paid $10,000 Canadian Dollars per month, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

Commencing on April 1, 2013, the services of Mr. Simmonds, as the Company’s Chief Executive Officer, and Mr. Kapoor, as the Company’s Chief Financial Officer, were provided to the Company in accordance with the terms of a consulting agreement (the “SimKap Agreement”), between the Company and SimKap Advisory Corp. (“SimKap”), a company controlled by Mr. Simmonds and Mr. Kapoor. Under the SimKap Agreement, the Company agreed to pay SimKap fees with respect to various professional services to be provided to it under the Agreement, including monthly fees in respect of the management services of Mr. Simmonds and Mr. Kapoor in the amount of $10,000 Canadian Dollars per executive. On March 31, 2015, the SimKap Agreement was mutually terminated by all parties, effective immediately, with all parties mutually waving any applicable termination notices and non-compete periods.

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

As at December 31, 2016, the Company did not have any formal employment agreements with any of the Company’s officers or directors.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of the Company’s Common Shares, as of March 30, 2017, by:
● all of the Company’s directors and executive officers, individually,
● all of the Company’s directors and executive officers, as a group, and
● all persons who beneficially owned more than 5% of the Company’s outstanding Common Shares.

The following persons (including any group as defined in Regulation S-K, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuers voting securities.

To the Company’s knowledge, none of the Common Shares listed below are held under a voting trust or similar agreement. To the Company’s knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name of Beneficial Owner	Number of Common Shares Beneficially Held	Number of Additional Common Shares Deemed Outstanding	Total Number of Common Shares Beneficially Owned	Percentage Owned
Graham Simmonds	10,517,982(5)	4,850,000(6)(7)	15,367,982	12.65%
Daniel Yuranyi	7,948,650	-	7,948,650	6.81%
Ashish Kapoor	4,807,245(8)	725,000(9)(10)	5,532,245	4.71%
Dr. Blaise A. Aguirre	1,213,397(11)	100,000(12)	1,313,397	1.12%
Christopher Rich	510,000(13)	-	510,000	0.44%
Henry J. Kloepper	100,000(14)	400,000(15)	500,000	0.43%
Stanley D. Robinson	60,000	-	60,000	0.05%
Gerald Goldberg	-	-	-	0.00%
Directors and Executive Officers as a group	25,157,274	6,075,000	31,232,274	25.45%

Southshore Capital Partners, LP	6,793,975	3,500,000(16)	10,293,975	8.57%

(1)
This table is based upon 116,655,636 Common Shares issued and outstanding as of March 30, 2017.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the Common Shares. Common Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)
To the best of the Company’s knowledge, except as otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the Common Shares beneficially owned by such person.

(4)
The mailing address of each of the individuals and entities listed above is c/o Gilla Inc., 475 Fentress Blvd., Unit L, Daytona Beach, FL 32114.

(5)
Includes 5,762,661 Common Shares owned by GraySim Family Trust, 3,930,321 Common Shares owned by The Woodham Group Inc. and 750,000 of the 1,500,000 Common Shares owned by SimKap Advisory Corp., an entity owned 50% by Mr. Simmonds and 50% by Mr. Kapoor (see footnote 8).

(6)
Includes $225,000 of Convertible Debentures held by The Woodham Group Inc., $50,000 of Convertible Debentures held by GraySim Family Trust and $17,500 of the $35,000 of Convertible Debentures held by SimKap Advisory Corp., all convertible into Common Shares of the Company at a price of $0.10 per share.

(7)
Includes 1,125,000 warrants held by The Woodham Group Inc., 250,000 warrants held by GraySim Family Trust and 550,000 of the 1,100,000 warrants held by SimKap Advisory Corp., all exercisable at $0.20 per share.

(8)
Includes 3,757,245 Common Shares owned by 2364201 Ontario Corp. and 750,000 of the 1,500,000 Common Shares owned by SimKap Advisory Corp., an entity owned 50% by Mr. Kapoor and 50% by Mr. Simmonds (see footnote 5).

(9)
Includes $17,500 of the $35,000 of Convertible Debentures held by SimKap Advisory Corp., convertible into Common Shares of the Company at a price of $0.10 per share.

(10)
Includes 550,000 of the 1,100,000 warrants held by SimKap Advisory Corp., exercisable at $0.20 per share.

(11)
Includes 59,000 Common Shares owned by Dr. Aguirre’s spouse.

(12)
Includes $5,000 of Convertible Debentures convertible into Common Shares of the Company at a price of $0.10 per share and 50,000 warrants exercisable at $0.20 per share.

(13)
Includes 510,000 Common Shares owned by Rich Richies Inc.

(14)
Includes 100,000 Common Shares owned by Mr. Kloepper’s spouse.

(15)
Includes $20,000 of Convertible Debentures convertible into Common Shares of the Company at a price of $0.10 per share and 200,000 warrants exercisable at $0.20 per share, all held by Mr. Kloepper’s spouse.

(16)
Includes $175,000 of Convertible Debentures convertible into Common Shares of the Company at a price of $0.10 per share and 1,750,000 warrants exercisable at $0.20 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 12, 13, 14 and 19 of the consolidated financial statements of the Company for the years ended December 31, 2016 and 2015, and repeated below.

Credit Facility (Note 12)

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility charged interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility matured on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon would be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued 250,000 warrants to purchase Common Shares of the Company exercisable over two years with an exercise price of $0.30 per Common Share. The Company’s Chief Executive Officer and Chief Financial Officer were both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility was secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lenders to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lenders.

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

During the year ended December 31, 2016, the Company paid $2,189 (December 31, 2015: $30,670) of interest and standby fees as a result of the Credit Facility.

On January 18, 2016, and in connection to the Term Loan (note 13), the Company and the Lenders entered into a loan termination agreement whereby the Company and the Lenders terminated and retired the Credit Facility. As a result, the CAD $294,000 in amounts advanced from the Credit Facility and the CAD $3,093 in accrued interest owing on the Credit facility were rolled into the Term Loan.

Term Loan (Note 13)

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares of the Company exercisable until December 31, 2017 with an exercise price of $0.20 per Common Share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16 (i) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan and both parties have been appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

On July 15, 2016, the Company and the Lenders of the Term Loan entered into a Term Loan Amendment (the “Term Loan Amendment”) in which the Lenders agreed to extend to the Company an additional CAD $600,000 in principal to increase the Term Loan facility up to the aggregate principal amount of CAD $1,600,000. The parties also extended the maturity date of the Term Loan to July 2, 2018 with all other terms of the Term Loan remaining the same. The Company’s Chief Executive Officer and its Chief Financial Officer are both participants in the consortium of Lenders having each committed to provide a total of CAD $150,000 of the initial principal of the Term Loan and the additional principal of the Term Loan pursuant to the Term Loan Amendment. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares of the Company (note 16 (p)) at an exercise price of $0.20 per Common Share, such purchase warrants expiring on December 31, 2018. The Company also extended the expiration dates of i) the 250,000 purchase warrants (note 16 (i) issued on January 18, 2016 in connection to the Term Loan and ii) the 250,000 purchase warrants (note 16(i)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan both until December 31, 2018, with all other terms of the warrants remaining the same.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 12) as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

During the year ended December 31, 2016, the Company expensed $140,540 (December 31, 2015: $nil) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the year ended December 31, 2016, the Company paid $187,898 to the Lenders consisting of $111,083 in interest and $76,815 in principal payments and at December 31, 2016, the Company owes the Lenders $81,060 in arrears consisting of $29,471 in interest and $51,589 in principal payments.

At December 31, 2016, the amount owing on the Term Loan is as follows:
	December 31, 2016	December 31, 2015
Amount advanced	$1,219,840	$-
Exchange gains during the year	(28,159)	-
Principal payments made	(76,815)	-
Interest accrued	140,540	-
Interest payments made	(111,069)	-
Amount owing at end of year	$1,144,337	$-

Convertible Debentures (Note 14)

Convertible Debentures Series A

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000, respectively, of unsecured subordinated convertible debentures (“Convertible Debentures Series A”). The Convertible Debentures Series A matured on January 31, 2016 and charged interest at a rate of 12% per annum, payable quarterly in arrears. The Convertible Debentures Series A were convertible into Common Shares of the Company at a fixed conversion rate of $0.07 per Common Share at any time prior to the maturity date. Of the $178,000 in face value of Convertible Debentures Series A issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders and $50,000 were issued in settlement of loans from related parties.

Convertible Debentures Series B

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (“Convertible Debentures Series B”) for proceeds of $650,000. Each Convertible Debentures Series B consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants exercisable for the purchase of 5,000 Common Shares of the Company at a price of $0.20 per Common Share for a period of twenty-four months from the date of issuance (note 16). The Convertible Debentures SeriesB mature on January 31, 2018 and bear interest at a rate of 8% per annum, payable quarterly in arrears. The face value of the Convertible Debentures Series B, together with all accrued and unpaid interest thereon, are convertible into Common Shares of theCompany at a fixed conversion rate of $0.10 per Common Share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series B at any time after six months from issuance and prior to maturity. Of the $650,000 in face value of Convertible Debentures Series B issued on December 31, 2015, $276,000 were issued in settlement of loans from related parties (note 19), $10,000 were issued in settlement of related party consulting fees (note 19), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants exercisable for the purchase of 10,000 Common Shares of the Company at a price of $0.20 per Common Share for a period of twenty-four months from the date of issuance (note 16 (n). The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares of the Company at a fixed conversion rate of $0.10 per CommonShare at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016, $55,000 were issued in settlement of amounts owing to related parties (note 19) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C on May 20, 2016.

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C for proceeds of $275,000 which were fully issued in exchange for cash.

The Company evaluated the terms and conditions of the Convertible Debentures Series A, Convertible Debentures Series B and each tranche of Convertible Debentures Series C (together, the “Convertible Debentures”) under the guidance of ASC No. 815, Derivatives and Hedging (“ASC 815”). The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts.

Since a portion of the Convertible Debentures were issued in exchange for nonconvertible instruments at the original instrument’s maturity date, the guidance of ASC 470-20-30-19 & 20 were applied. The fair value of the newly issued Convertible Debentures were equal to the redemption amounts owed at the maturity date of the original instruments. Therefore, there was no gain or loss on extinguishment of debt recorded. After the exchange occurred, the Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”).

For the face value $425,000 of Convertible Debentures Series A issued on September 3, 2013, the calculation of the effective conversion amount did not result in a BCF because the effective conversion price was greater than the Company’s stock price on the date of issuance, therefore no BCF was recorded. However, for the face value $797,000 of Convertible Debentures Series A that were issued on December 23, 2013 and the face value $178,000 of Convertible Debentures Series A that were issued on February 11, 2014, the calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $797,000 and $178,000, respectively, were recorded in additional paid-in capital.

For the face value $650,000 of Convertible Debenture Series B issued on December 31, 2015, the relative fair value of the purchase warrants included in the issuance totaling $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series B issuance was calculated to be $362,243. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital.

For the face value $375,000 of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), the relative fair value of the purchase warrants included in the issuance totaling $234,737 (note 16 (n)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-1 was calculated to be $140,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, net of transaction costs, was recorded in additional paid-in capital.

For the face value $275,000 of Convertible Debentures Series C issued on December 31, 2016 (“Convertible Debentures Series C-2”), the relative fair value of the purchase warrants included in the issuance totaling $143,871 (note 16(r)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-2 was calculated to be $131,129. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $131,129, was recorded in additional paid-in capital.

The BCF and the fair value of the purchase warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Interest expense related to debt discount was recorded as follows:

	December 31, 2016	December 31, 2015
Convertible Debentures Series A	$17,341	$232,830
Convertible Debentures Series B	52,781	6,500
Convertible Debentures Series C-1	21,674	-
Convertible Debentures Series C-2	2,750	-
	$94,546	$239,330

Convertible Debentures as of December 31, 2016 and 2015, are as follows:

Balance, December 31, 2014	$24,828
Face value Convertible Debentures Series B	650,000
Relative fair value of detachable warrants	(287,757)
BCF	(362,243)
Amortization of debt discount	239,330
Conversions	(177,000)
Balance, December 31, 2015	$87,158(1)
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704

(i)
At December 31, 2015, $80,658 of Convertible Debentures were classified as current liabilities and $6,500 of Convertible Debentures were classified as long term liabilities on the balance sheet.

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares of the Company at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at December 31, 2016, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Face Value of Convertible Debentures Series A Converted	Number of Common Shares Issued on Conversion
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015(1)	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

(1)
On March 9, 2015, the Company settled interest payable on the Convertible Debentures Series A in the amount of $1,096 with the issuance of Common Shares at a price of $0.15 per Common Share, of which, $358 of interest payable on the Convertible Debentures Series A was settled with a Director of the Company (note 19).

On January 25, 2016, the Company received a form of election to convert face value $23,000 of Convertible Debentures Series A, such 328,571 Common Shares remain unissued. On March 10, 2016, the Company settled face value $25,000 of Convertible Debentures Series A with a cash payment. On July 6, 2016, the Company settled face value $50,000 of Convertible Debentures Series A and agreed to pay to the holders such face value in monthly payments ending on November 1, 2016. As at December 31, 2016, the $50,000 was fully paid.

As at December 31, 2016, all Convertible Debentures Series A had been fully settled and no amounts remain owing.

Conversions and Repayments of Convertible Debentures Series B & C

As at December 31, 2016, face value $650,000 of Convertible Debentures Series B and face value $650,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the year ended December 31, 2016, the Company recorded interest expense in the amount of $74,162 (December 31, 2015: $21,845) on the Convertible Debentures.

Related Party Transactions (Note 19)

Transactions with related parties are incurred in the normal course of business and are as follows:

(a)
The Company’s current and former officers and shareholders have advanced funds on an unsecured, non-interest bearing basis to the Company, unless stated otherwise below, for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances.

Advances from related parties were as follows:

	December 31, 2016	December 31, 2015
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$95,759	$242,758
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	313,745	196,581
Consulting fees owing to persons related to Officers who are also Directors of the Company	77,463	37,028
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	901,784	355,802
Amounts payable to a corporation formerly related by virtue of a common Officer of the Company	-	30,294
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	76,407	50,976
Consulting fees and director fees payable to Directors of the Company	13,725	83,500
	$1,478,883	$996,939

At December 31, 2016, the Company had deferred amounts of $1,085,906 (December 31, 2015: $662,140) owing to related parties. The deferred amounts consist of $572,506 (December 31, 2015: $300,890) owing to Officers of the Company, two of which are also Directors for consulting fees payable, amounts of $141,000 owing to Directors of the Company for Director fees payable and amounts of $372,400 (CAD $500,000) (December 31, 2015: $361,250; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director for management service fees payable. The amounts are non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers will receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The bonus will be expensed over the term of the deferrals, no amount of the bonus has been expensed for the year ended December 31, 2016. During the year ended December 31, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares of the Company (note 15).

(b)	Interest accrued to related parties were as follows:

	December 31, 2016	December 31, 2015

Interest accrued on advances by Officers of the Company, one of which is also a Director	$234,121	$129,729
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	29,669	2,026
	$263,790	$131,755

(c)	Transactions with related parties were as follows:

During the year ended December 31, 2016, the Company expensed $72,394 (December 31, 2015: $49,977) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the year ended December 31, 2016, the Company expensed $22,304 (December 31, 2015: $25,293) in costs related to a vehicle for the benefit of two Officers who are also Directors of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $206,445 (December 31, 2015: $173,599 in travel and entertainment expenses incurred by Officers and Directors of the Company.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per Common Share. These Common Shares were issued on May 19, 2016 (note 15).

On May 20, 2016, the Company issued face value $55,000 of Convertible Debentures Series C to related parties consisting of $10,000 to a person related to an Officer and Director for settled of fees payable, $10,000 to a Director of the Company for settlement of Director fees payable and $35,000 to a corporation owned by two Officers of the Company, one of which is also a Director, for settlement of loans payable.

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C to two Directors of the Company for cash.

On June 17, 2016, the Company issued 150,000 Common Shares at a price of $0.14 per Common Share to a person related to an Officer and Director of the Company on the signing of a new employment agreement.

During the year ended December 31, 2015, the Company settled $358 of interest payable on Convertible Debentures Series A with a Director of the Company at $0.15 per Common Share, and the Common Shares were issued on April 13, 2015.

During the year ended December 31, 2016, amounts owing to a former related party in the amount of $9,263 were forgiven, as a result the Company recorded a gain on settlement in the amount of $9,263.

During the year ended December 31, 2015, the Company issued 228,572 Common Shares at $0.07 per share to a Director of the Company as a result of the conversion of face value $16,000 of Convertible Debentures Series A, and the shares were issued on April 13, 2015.

The Company expensed consulting fees payable to related parties as follows:

	December 31, 2016	December 31, 2015
Directors	$-	$92,750
Officers	330,900	273,974
Corporation formerly related by virtue of common Officers and a common Director	-	74,396
Corporation owned by two Officers, one of which is also a Director	-	92,799
Persons related to a Director	142,249	71,261
	$473,149	$605,180

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Credit Facility and the Term Loan, each committed to provide a total of CAD $150,000 of the Term Loan (notes 12 and 13).

Director Independence

As of the date of the filing of this Annual Report, Gerald Goldberg, Henry J. Kloepper, Dr. Blaise A. Aguirre, Christopher Rich and Stanley D. Robinson are the members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A(m)(3) of the Exchange Act. During the fiscal year ended December 31, 2016, Gerald Goldberg was appointed to the Board of Directors and deemed to be an independent member of the Board. During the fiscal year ended December 31, 2015, Graham Simmonds was appointed by the Board of Directors to serve as Chairman of the Board of Directors to replace Ernest Eves. Mr. Simmonds is not deemed to be an independent member of the Board.

The Company’s Board of Directors currently has an Audit Committee composed of Gerald Goldberg (Chairman of the Audit Committee and lead financial expert), Henry J. Kloepper (Audit Committee Member) and Dr. Blaise A. Aguirre (Audit Committee Member). During the fiscal year ended December 31, 2016, the Board of Directors appointed Gerald Goldberg, Henry J. Kloepper and Dr. Blaise A. Aguirre to serve as members of the Audit Committee, with Gerald Goldberg to serve as Chairman of the Audit Committee.

The Company’s Board of Directors does not have a separate Nominating Committee, Compensation Committee or Governance Committee, and such functions are addressed by the entire Board. Although the Board of Directors does not have a separate Compensation Committee or Governance Committee, Henry J. Kloepper serves as the Chairman of the Compensation and Governance Committees.

Graham Simmonds and Daniel Yuranyi are members of the Board of Directors who are also officers of the Company and are not deemed independent members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 7, 2017, the Company’s Board of Directors engaged MNP LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016.

(1) Audit Fees

MNP LLP, the Company’s independent registered public accounting firm, billed an aggregate of $85,000 (2015: $100,000) Canadian Dollars for audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2016 and included in the Company’s Annual Report on Form 10-K.

Schwartz Levitsky Feldman LLP (“SLF LLP”), the Company’s former independent registered public accounting firm, billed an aggregate of $18,500 Canadian Dollars for review of the Company’s quarterly consolidated financial statements for the periods ended March 31, June 30 and September 31, 2015 and included in the Company’s Quarterly Report on Form 10-Q.

(2) Audit Related Fees

No other professional services were rendered by MNP LLP for audit related services rendered during the fiscal years ended December 31, 2016 and 2015, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

No other professional services were rendered by SLF LLP for audit related services rendered during the fiscal year ended December 31, 2015.

(3) Tax Fees

MNP LLP, the Company’s independent registered public accounting firm, billed an aggregate of $83,272 (2015: $Nil) Canadian Dollars for tax compliance services for the fiscal year ended December 31, 2016.

No professional services were rendered by SLF LLP for tax compliance, tax advice, and tax planning the fiscal year ended December 31, 2015.

(4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Audited Consolidated Financial Statements of Gilla Inc. for the Years Ended December 31, 2016 and 2015.

Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date

3.1	Articles of Incorporation.		10-SB	3.1	11/15/1999

3.2	Articles of Amendment to the Articles of Incorporation.		8-K	3.2	5/14/2003

3.3	Bylaws.		10-SB	3.2	11/15/1999

10.1	Share Purchase Agreement, by and between the Company and Credifinance Capital Corp., dated as of June 22, 2012.		8-K		11/28/2012

10.2	Letter of Intent, by and between the Company and Snoke Distribution Canada Ltd., dated as of June 25, 2012.		8-K		11/28/2012

10.5	Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of April 15, 2011.		8-K		11/28/2012

10.6	Loan Termination Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.7	New Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.8	6% Convertible Credit Note, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.9	Form of Gilla Inc. Private Placement Subscription Agreement and Investment Letter, dated as of November 15, 2012.		8-K		11/28/2012

10.10	Exclusive Distribution Agreement, by and between Snoke Distibution Canada Ltd. and Ecoreal GmbH & Co. KG, dated as of November 24, 2011.		8-K		11/28/2012

10.11	Secured Note from the Company to Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.12	General Security Agreement, by and between the Company and Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.13	Letter Agreement, by and between the Company and Drianan Marketing Limited, dated as of January 22, 2014.		10-Q		5/21/2014

10.14	Purchase and Sale Agreement, by and among the Company, Drinan Marketing Limited, Andrew Hennessy and Michele Hennessy, dated as of January 23, 2014.		10-Q		5/21/2014

10.15	Loan Agreement (for a Credit Facility), by and between the Company and Sarasvati Investments Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.16	Intercreditor and Subordination Agreement, by and among the Company, Sarasvati Investments Inc., and Gravitas Financial Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.17	Security Agreement from the Company to Sarasvati Investments Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.18	Secured Note No.2 from the Company to Gravitas Financial Inc., dated as of July 15, 2014.		10-Q		11/18/2014

10.19	Secured Note Amendment, by and between the Company and Gravitas Financial Inc., dated November 10, 2014.		10-Q		11/18/2014

10.20	Secured Note No.3 from the Company to Gravitas Financial Inc., dated as of June 29, 2015.		10-Q		11/20/2015

10.21	Form of Unsecured Promissory Notes from the Company to the vendors of E Vapor Labs Inc.		10-Q		11/20/2015

10.22	Term Loan Agreement, by and between the Company and Sarasvati Investments Inc., dated as of January 18, 2016.		8-K		1/22/2016

10.23	Loan Termination Agreement, by and between the Company and Sarasvati Investments Inc., dated as of January 18, 2016.		8-K		1/22/2016

10.24	Loan Agreement, by and between the Company and Gravitas International Corporation, dated as of March 2, 2016.		8-K		3/8/2016

10.25	General Security Agreement, by and between the Company and Gravitas International Corporation, dated as of March 2, 2016.		8-K		3/8/2016

10.26	Term Loan Amendment, by and between the Company and Sarasvati Investments Inc., dated as of July 15, 2016.		8-K		7/22/2016

10.27	Bridge Loan Agreement, by and between Gravitas Financial Inc., dated as of January 12, 2017.	X

10.28	Term Loan Amendment No.2, by and between the Company and Sarasvati Investments Inc., dated as of February 27, 2017.	X

23.1	List of Subsidiaries.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

99.1	Audit Committee Charter.		10-K	99.1	4/8/2014

99.2	Code of Ethics.		10-K	99.2	4/8/2014

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2017 by the undersigned, thereunto authorized.

GILLA INC.

By:	/s/ Graham Simmonds
Graham Simmonds Chief Executive Officer and Principal Executive Officer

By:	/s/ Ashish Kapoor
Ashish Kapoor Chief Financial Officer and Principal Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date
/s/ Graham Simmonds
Graham Simmonds	Chairman/ CEO	March 31, 2017
/s/ Gerald Goldberg
Gerald Goldberg	Director	March 31, 2017
/s/ Henry J. Kloepper
Henry J. Kloepper	Director	March 31, 2017
/s/ Daniel Yuranyi
Daniel Yuranyi	Director/CPO	March 31, 2017
/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	March 31, 2017
/s/ Christopher Rich
Christopher Rich	Director	March 31, 2017
/s/ Stanley D. Robinson
Stanley D. Robinson	Director	March 31, 2017