Form 10-Q
period 2017-03-31
GILLA INC.
filed 2017-05-15
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The Registrant had 118,136,040 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, issued and outstanding as of May 12, 2017.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
(Amounts expressed in US Dollars)

	As at March 31, 2017	As at December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$315,736	$184,754
Trade receivables (net of allowance for doubtful accounts $161,340 (December 31, 2016: $nil))	343,897	80,409
Inventory (note 6)	576,110	545,135
Other current assets (note 5)	471,793	462,708
Total current assets	1,707,536	1,273,006
Long term assets
Property and equipment (note 7)	95,491	93,068
Website development (note 8)	6,583	7,083
Intangibles (note 9)	149,150	160,300
Goodwill (note 10)	889,497	889,497
Total long term assets	1,140,721	1,149,948

Total assets	$2,848,257	$2,422,954
LIABILITIES
Current liabilities
Accounts payable	$1,753,151	$1,757,821
Accrued liabilities (note 11)	381,324	404,633
Accrued interest - related parties (note 19)	319,622	263,790
Customer deposits	81,423	56,834
Loans from shareholders (note 11)	670,078	502,288
Due to related parties (note 19)	967,061	1,478,883
Promissory notes (note 4)	783,317	783,317
Amounts owing on acquisition (note 4)	55,000	55,000
Term loan (note 13)	1,086,769	1,144,337
Total current liabilities	6,097,745	6,446,903

Long term liabilities
Loans from shareholders (note 11)	475,950	497,351
Due to related parties (note 19)	1,111,462	1,085,906
Convertible debentures (note 14)	154,993	83,704
Total long term liabilities	1,742,405	1,666,961

Total liabilities	7,840,150	8,113,864

Going concern (note 2)
Related party transactions (note 19)
Commitments and contingencies (note 20)
Subsequent events (note 23)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 116,655,636 and 100,753,638 common shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively (note 15)	$23,331	$20,151
Additional paid-in capital	8,659,366	7,047,979
Common shares to be issued (note 18)	196,550	146,550
Accumulated deficit	(14,149,162)	(13,250,894)
Accumulated other comprehensive income	278,022	345,304
Total stockholders’ deficiency	(4,991,893)	(5,690,910)

Total liabilities and stockholders’ deficiency	$2,848,257	$2,422,954

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Sales revenue	$1,243,539	$1,356,933
Cost of goods sold	546,733	860,946
Gross profit	696,806	495,987

Operating expenses
Administrative	997,350	1,047,026
Consulting fees - related parties (note 19)	119,459	108,229
Depreciation (note 7)	9,656	13,495
Amortization	11,650	11,500
Bad debt expense	161,340	-
Total operating expenses	1,299,455	1,180,250

Loss from operations	(602,649)	(684,263)

Other income (expenses):
Foreign exchange gain (loss)	4,947	(77,483)
Amortization of debt discount (note 14)	(71,289)	(22,138)
Interest expense, net	(229,277)	(121,984)

Total other expenses	(295,619)	(221,605)

Net loss before income taxes	(898,268)	(905,868)
Income taxes	-	-
Net loss	$(898,268)	$(905,868)

Loss per share (basic and diluted)	$(0.008)	$(0.009)

Weighted average number of common shares outstanding (basic and diluted)	107,378,584	99,560,923

Comprehensive loss:
Net loss	$(898,268)	$(905,868)

Foreign exchange translation adjustment	(67,282)	(124,298)

Comprehensive loss	$(965,550)	$(1,030,166)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2016	100,753,638	$20,151	$7,047,979	$146,550	$(13,250,894)	$345,304	$(5,690,910)

Private placement units issued for cash, net of issuance costs	13,676,128	2,735	1,275,168	-	-	-	1,277,903

Private placement units issued for settlement of amounts owing to related parties (note 19(c))	1,998,950	400	199,495	-	-	-	199,895

Private placement units issued for settlement of amounts owing to a shareholder (note 11(i))	226,920	45	22,647	-	-	-	22,692

Private placement units to be issued for settlement of financing costs related to an amendment of the Term Loan (note 13)	-	-	-	50,000	-	-	50,000

Warrants issued as stock based compensation (note 17)	-	-	39,077	-	-	-	39,077

Warrants issued with convertible debentures (note 16)	-	-	43,737	-	-	-	43,737

Embedded conversion feature of convertible debentures (note 14)	-	-	31,263	-	-	-	31,263

Foreign currency translation gain	-	-	-	-	-	(67,282)	(67,282)

Net loss	-	-	-	-	(898,268)	-	(898,268)

Balance, March 31, 2017	116,655,636	$23,331	$8,659,366	$196,550	$(14,149,162)	$278,022	$(4,991,893)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(898,268)	$(905,868)
Items not requiring an outlay of cash
Depreciation	9,656	13,495
Amortization	11,650	11,500
Stock based compensation (note 17)	39,077	80,508
Interest on amounts owing on acquisition	-	9,582
Bad debt expense	161,340	-
Interest on promissory notes	-	16,078
Amortization of debt discount	71,289	22,138
Changes in operating assets and liabilities
Trade receivable	(422,687)	(448,732)
Other current assets	43,794	166,495
Inventory	(2,268)	(38,908)
Accounts payable	(77,542)	530,527
Accrued liabilities	26,691	14,257
Customer deposits	23,795	(371,000)
Due to related parties	(23,984)	131,885
Interest owing on term loan	42,563	-
Accrued interest-related parties	77,625	30,098
Net cash used in operating activities	(917,269)	(737,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(11,673)	(42,677)
Net cash used in investing activities	(11,673)	(42,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	-	397,396
Repayments to term loan	(110,809)	-
Shareholder loans received	150,380	249,877
Proceeds from related parties	-	139,474
Repayments to related parties	(241,454)	(46,277)
Proceeds from (repayments to) convertible debentures	33,181	(25,000)
Proceeds from issuance of common shares	1,277,903	-
Net cash provided by financing activities	1,109,201	715,470
Effect of exchange rate changes on cash	(49,277)	17,197

Net increase in cash	130,982	(47,955)

Cash at beginning of period	184,754	81,696

Cash at end of period	$315,736	$33,741

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$57,514	$14,813
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common shares issued in settlement of related party and shareholder loans	$222,587	$-
Common shares issued in settlement of related party deferred fees	$-	$48,000
Convertible debentures issued for settlement of related party and shareholder loans	$75,000	$-

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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid (“E-liquid”), which is the liquid used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by an atomizer to deliver the sensation of smoking and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, without burning tobacco. The Company provides consumers with choice and quality across various categories and price points to deliver the most efficient and effective vaping solutions for nicotine and related products. Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, The Mad Alchemist™, Replicant, Enriched Vapor and Crown E-liquid™.

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2017, the Company has an accumulated deficit of $14,149,162 and a working capital deficiency of $4,390,209 as well as negative cash flows from operating activities of $917,269 for the three month period ended March 31, 2017. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a)
Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC; E Vapor Labs Inc. (“E Vapor Labs”); E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc. and its wholly owned subsidiaries Gilla Europe Kft. (“Gilla Europe”) and Gilla Operations Europe s.r.o.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

(b)
Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three month periods ended March 31, 2017 and 2016, the Company expensed $52,534 and $45,110 as corporate promotions, these amounts have been recorded as an administrative expense.

(c)
Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Adoption of ASU 2015-17 did not have an impact on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. Adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). The new guidance changed how a reporting entity that is a single decision maker for a variable interest entity (“VIE”) will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under previous U.S. GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. Adoption of ASU 2016-17 did not have an impact on the Company’s consolidated financial statements.

(d)
Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). ASU 2017-04 is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

4. AMOUNTS OWING ON ACQUISITIONS

(a) On July 1, 2015, the Company acquired all of the issued and outstanding shares of E Vapor Labs, a Florida based E-liquid manufacturer. The Company acquired E Vapor Labs in order to procure an E-liquid manufacturing platform allowing the Company to secure large private label contracts as well as manufacture its own brands going forward.

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash on closing and issued $900,000 in unsecured promissory notes on closing (collectively, the “Unsecured Promissory Notes”). The Unsecured Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C”, respectively). The Unsecured Promissory Notes are all unsecured, non-interest bearing, and on the maturity date, at the option of the vendors, up to one-third of each tranche of the Unsecured Promissory Notes can be repaid in Common Shares, calculated using the 5 day weighted average closing market price prior to the maturity of the Unsecured Promissory Notes. The Unsecured Promissory Notes, are all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Furthermore, a 12% discount rate has been used to calculate the present value of the Unsecured Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Unsecured Promissory Notes, interest will be accrued at 12% per annum to accrete the Unsecured Promissory Notes to their respective principal amounts. During the three month periods ended March 31, 2017 and 2016, the Company recorded $nil and $16,078, respectively, in interest expense related to the accretion of the Unsecured Promissory Notes.

	Promissory Notes A	Promissory Notes B	Promissory Notes C	Total
Present value at December 31, 2015	$203,573	$291,620	$267,857	$763,050
Measurement period adjustment	(19,505)	-	-	(19,505)
Interest expense related to accretion	(751)	8,380	32,143	39,772
Present value at December 31, 2016	183,317	300,000	300,000	783,317
Present value at March 31, 2017	$183,317	$300,000	$300,000	$783,317

(b) On December 2, 2015, the Company acquired all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist™ and Replicant E-liquid brands (the “The Mad Alchemist Brands”).

In consideration for the acquisition, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of The Mad Alchemist Brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the 5 day weighted average closing market price prior to each issuance date. Furthermore, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the three month periods ended March 31, 2017 and 2016, the Company recorded $nil and $9,582, respectively, in interest expense related to the accretion of the Amounts Owing on Acquisition.

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition payable by the Company to TMA Vendors pursuant to the TMA Asset Purchase Agreement in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon execution of the settlement, $27,500 was payable thirty days following the signing of the settlement and the remaining $27,500 was payable at the later of (i) sixty days following the signing of the TMA Settlement Agreement, or (ii) the completion of the historical audit of TMA. As a result of the TMA Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at March 31, 2017, $55,000 (December 31, 2016: $55,000) remains payable to the TMA Vendors. In addition, the Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA vendors, entered into on the date of closing of the acquisition by the Company, and all amounts were fully settled pursuant to the TMA Settlement Agreement. Due to the change in circumstances, during the year ended December 31, 2016, the Company tested goodwill and intangibles for impairment and as a result, the Company has fully impaired goodwill and intangible assets related to the acquired assets of TMA in the amount of $208,376 and $122,983, respectively, which formerly represented the value of brands, customer relationships, workforce and business acumen acquired.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2017	December 31, 2016
Vendor deposits	$15,513	$13,256
Prepaid expenses	333,354	301,348
Trade currency	45,000	45,000
Other receivables	77,926	103,104
	$471,793	$462,708

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services accounts.

6. INVENTORY

Inventory consists of the following:

	March 31, 2017	December 31, 2016
Vaping hardware and accessories	$55,392	$105,496
E-liquid bottles - finished goods	186,481	181,392
E-liquid components	131,410	158,050
Bottles and packaging	202,827	100,197
	$576,110	$545,135

During the year ended December 31, 2016, the Company wrote off $14,671 in obsolete inventory recorded in Gilla Europe, the Company’s Hungarian subsidiary, and $24,453 in obsolete inventory recorded in E Vapor Labs, the Company’s U.S. subsidiary, that it was unable to sell.

During the three month periods ended March 31, 2017 and 2016, the Company expensed $546,733 and $860,946 of inventory as cost of goods sold, respectively. At March 31, 2017, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$64,164	$23,102	$41,062	$45,917
Computer hardware	20,419	6,388	14,031	15,985
Manufacturing equipment	64,529	24,131	40,398	31,166
	$149,112	$53,621	$95,491	$93,068

Depreciation expense for the three month periods ended March 31, 2017 and 2016 amounted to $9,656 and $13,495, respectively. During the year ended December 31, 2016, the Company wrote off manufacturing equipment with a net book value of $70,142 that was not in working order and that the Company has not been able to sell. As a result of the write off, the Company recorded an impairment of fixed asset expense in the amount of $70,142 for the year ended December 31, 2016.

At March 31, 2017, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$3,417	$6,583	$7,083

Amortization expense on website development for the three month periods ended March 31, 2017 and 2016 amounted to $500 for each period. The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020, estimated amortization expense approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
Brands	$50,000	$15,500	$34,500	$37,000
Customer relationships	173,000	58,350	114,650	123,300
	$223,000	$73,850	$149,150	$160,300

During the year ended December 31, 2016, the Company determined that the intangible assets acquired in the acquisition of the assets of TMA were impaired and as a result recorded an impairment of intangible assets in the amount of $122,983.

Amortization expense on intangible assets for the three month periods ended March 31, 2017 and 2016 amounted to $11,150 and $11,000, respectively. The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $44,600 per year. For the year ending December 31, 2020, estimated amortization expense approximates $26,500.

10. GOODWILL

	March 31, 2017	December 31, 2016
As at January 1	$889,497	$1,252,084
Measurement period adjustment	-	(154,211)
Impairment	-	(208,376)
End of period	$889,497	$889,497

During the year ended December 31, 2016, the Company tested the goodwill for impairment and as a result the Company fully impaired the goodwill related to the acquisition of the assets of TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	March 31, 2017	December 31, 2016
Non-interest bearing, unsecured, no specific terms of repayment(i)	$-	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(ii)	15,925	23,223
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	503,773	474,065
Non-interest bearing, secured by the assets of the Company, matures on March 12, 2017 and currently in default(vi)	150,380	-
	$670,078	$502,288

The Company has outstanding long term loans from shareholders as follows:

	March 31, 2017	December 31, 2016
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iii)	$375,950	$372,400
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iv)	100,000	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	-	24,951
	$475,950	$497,351

(i)             During the three month period ended March 31, 2017, the amount owing to the shareholder increased from $5,000 to $22,692 and was then fully settled through the issuance of 226,920 private placement units at a price of $0.10 per unit. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share.

(ii)            During the three month period ended March 31, 2017, the Company accrued interest of $1,399 on this shareholder loan (March 31, 2016: $1,345). Total accrued interest owing on the shareholder loan at March 31, 2017 was $14,297 (December 31, 2016: $12,784) which is included in accrued liabilities. On January 20, 2017, $10,000 owing on this shareholder loan was settled with the issuance of face value $10,000 of Convertible Debentures Series C (note 14).

(iii)           On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $375,950) (December 31, 2016: CAD $500,000; USD $372,400) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the year ended December 31, 2016, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018. The amendment to the Secured Note was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

The Company accrued interest of $11,914 during the three month period ended March 31, 2017 (March 31, 2016: $10,386) on the Secured Note. Accrued interest owing on the Secured Note at March 31, 2017 was $105,960 (December 31, 2016: $93,221) which is included in accrued liabilities.

(iv)           On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the year ended December 31, 2016, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018. The amendment to the Secured Note No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

The Company accrued interest of $3,155 during the three month period ended March 31, 2017 (March 31, 2016: $2,856) on the Secured Note No.2. Accrued interest owing on the Secured Note No.2 at March 31, 2017 was $28,307 (December 31, 2016: $25,152) which is included in accrued liabilities.

In connection to the maturity date extension of Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued warrants for the purchase of 250,000 Common Shares exercisable until July 1, 2018 at an exercise price of $0.20 per share (note 16(b)).

(v)             On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (USD $503,773) (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000 (USD $251,887), for a total loan amount of CAD $670,000 (USD $503,773), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At March 31, 2017, CAD $52,000 (USD $39,099) of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 16(g)).

The Company accrued interest of $7,994 during the three month period ended March 31, 2017 (December 31, 2016: $1,165) on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at March 31, 2017 was $31,607 (December 31, 2016: $23,433) which is included in accrued liabilities. At March 31, 2017, the Company owes the shareholder $251,887 in principal payments.

(vi)            On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (USD $150,380) (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 16(n)). The Bridge Loan matured on March 12, 2017 and is currently in default.

12. CREDIT FACILITY

On August 1, 2014, the Company entered into a revolving credit facility (the “Credit Facility”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would make a revolving credit facility in the aggregate principal amount of CAD $500,000 for the exclusive purpose of purchasing inventory for sale in the Company’s ordinary course of business to approved customers. The Credit Facility charged interest at a rate of 15% per annum on all drawn advances and a standby fee of 3.5% per annum on the undrawn portion of the Credit Facility. The Credit Facility matured on August 1, 2015 whereby the outstanding advances together with all accrued and unpaid interest thereon would be due and payable. On August 1, 2014, and in connection to the Credit Facility, the Company issued warrants for the purchase of 250,000 Common Shares exercisable over two years at an exercise price of $0.30 per share. The Company’s Chief Executive Officer and Chief Financial Officer were both participants of the consortium of participants of the Credit Facility, each having committed to provide ten percent of the principal amount of the Credit Facility. The Credit Facility was secured by all of the Company’s inventory and accounts due relating to any inventory as granted in an intercreditor and subordination agreement by and among the Company, the Secured Note holder and the Lenders to establish the relative rights and priorities of the secured parties against the Company and a security agreement by and between the Company and the Lenders.

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

During the three month period ended March 31, 2017, the Company paid $nil (March 31, 2016: $2,189) of interest and standby fees as a result of the Credit Facility.

On January 18, 2016, and in connection to the Term Loan (note 13), the Company and the Lenders entered into a loan termination agreement whereby the Company and the Lenders terminated and retired the Credit Facility. As a result, the CAD $294,000 in amounts advanced from the Credit Facility and the CAD $3,093 in accrued interest owing on the Credit Facility were rolled into the Term Loan.

13. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16(d)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 16(k)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of i) the warrants for the purchase of 250,000 Common Shares (note 16(d)) issued on January 18, 2016 in connection to the Term Loan and ii) the warrants for the purchase of 250,000 Common Shares (note 16(d)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 12) as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of $50,000 in financing fees. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units, however, the 500,000 Common Shares remain unissued. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares that remain unissued and warrants for the purchase of 46,811 Common Shares issued on April 4, 2017. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

During the three month period ended March 31, 2017, the Company expensed $42,563 (March 31, 2016: $36,597) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the three month period ended March 31, 2017, the Company paid $110,809 to the Lenders consisting of $57,514 in interest and $53,295 in principal payments. At March 31, 2017, the Company owes the Lenders $25,976 in arrears, consisting of $14,570 in interest and $11,406 in principal payments.

The amount owing on the Term Loan is as follows:

	March 31, 2017	December 31, 2016
Amount advanced	$1,144,337	$1,219,840
Exchange loss (gain) during the period	10,678	(28,159)
Principal payments made	(53,295)	(76,815)
Interest accrued	42,563	140,540
Interest payments made	(57,514)	(111,069)
Amount owing at end of period	$1,086,769	$1,144,337

14. CONVERTIBLE DEBENTURES

Convertible Debentures Series A

On September 3, 2013, December 23, 2013 and February 11, 2014, the Company issued $425,000, $797,000 and $178,000, respectively, of unsecured subordinated convertible debentures (“Convertible Debentures Series A”). The Convertible Debentures Series A matured on January 31, 2016 and charged interest at a rate of 12% per annum, payable quarterly in arrears. The Convertible Debentures Series A were convertible into Common Shares at a fixed conversion rate of $0.07 per share at any time prior to the maturity date. Of the $178,000 in face value of Convertible Debentures Series A issued on February 11, 2014, $3,000 were issued in settlement of loans from shareholders and $50,000 were issued in settlement of loans from related parties.

Convertible Debentures Series B

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (“Convertible Debentures Series B”) for proceeds of $650,000. Each Convertible Debentures Series B consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 5,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 16(c)). The Convertible Debentures Series B mature on January 31, 2018 and bear interest at a rate of 8% per annum, payable quarterly in arrears. The face value of the Convertible Debentures Series B, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series B at any time after six months from issuance and prior to maturity. Of the $650,000 in face value of Convertible Debentures Series B issued on December 31, 2015, $276,000 were issued in settlement of loans from related parties, $10,000 were issued in settlement of related party consulting fees (note 19(c)), $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 16). The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties (note 19(c)) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C (“Convertible Debentures Series C-2”) for proceeds of $275,000 which were fully issued in exchange for cash.

On January 20, 2017, the Company issued an additional 75 units of Convertible Debentures Series C (“Convertible Debentures Series C-3”) in settlement of $65,000 owing to a related party (note 19(c)) and $10,000 owing in shareholder loans (note 11(ii)).

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

For the face value $650,000 of Convertible Debentures Series B issued on December 31, 2015, the relative fair value of the warrants included in the issuance totaling $287,757 was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series B issuance was calculated to be $362,243. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $133,657 was recorded in additional paid-in capital.

For the face value $375,000 of Convertible Debentures Series C-1 issued on May 20, 2016, the relative fair value of the warrants included in the issuance totaling $234,737 (note 16(i)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-1 was calculated to be $140,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, net of transaction costs, was recorded in additional paid-in capital.

For the face value $275,000 of Convertible Debentures Series C-2 issued on December 31, 2016, the relative fair value of the warrants included in the issuance totaling $143,871 (note 16(m)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-2 was calculated to be $131,129. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $131,129, was recorded in additional paid-in capital.

For the face value $75,000 of Convertible Debentures Series C-3 issued on January 20, 2017, the relative fair value of the warrants included in the issuance totaling $43,737 (note 16(o)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-3 was calculated to be $31,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $31,263, was recorded in additional paid-in capital.

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	March 31, 2017	March 31, 2016
Convertible Debentures Series A	$-	$17,342
Convertible Debentures Series B	43,737	4,796
Convertible Debentures Series C-1	20,172	-
Convertible Debentures Series C-2	5,209	-
Convertible Debentures Series C-3	2,171	-
	$71,289	$22,138

Convertible Debentures as of March 31, 2017 and December 31, 2016, are as follows:

Balance, December 31, 2015	$87,158
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Amortization of debt discount	71,289
Balance, March 31, 2017	$154,993

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at March 31, 2017, the Company received the following forms of elections from holders of the Convertible Debentures:

Date Form of Election Received	Face Value of Convertible Debentures Series A Converted	Number of Common Shares Issued on Conversion
April 15, 2014	$50,000	714,286
September 30, 2014	800,000	11,428,572
November 10, 2014	275,000	3,928,571
March 9, 2015(1)	52,000	742,857
July 15, 2015	105,000	1,500,000
September 1, 2015	20,000	285,714
	$1,302,000	18,600,000

(1)
On March 9, 2015, the Company settled interest payable on the Convertible Debentures Series A in the amount of $1,096 with the issuance of Common Shares at a price of $0.15 per share, of which, $358 of interest payable on the Convertible Debentures Series A was settled with a Director of the Company.

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

As at March 31, 2017, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares remain unissued.

Conversions and Repayments of Convertible Debentures Series B & C

As at March 31, 2017, face value $650,000 of Convertible Debentures Series B and face value $725,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the three month period ended March 31, 2017, the Company recorded interest expense in the amount of $26,794 (March 31, 2016: $12,964) on the Convertible Debentures.

15. COMMON STOCK

During the three months ended March 31, 2017, the Company:

●	Issued 13,676,128 Common Shares on a private placement basis at $0.10 per private placement unit for cash proceeds, net of issuance costs, of $1,277,903;
●	Issued 1,998,950 Common Shares on a private placement basis at $0.10 per private placement unit for settlement of $199,895 in amounts owing to related parties (note 19(c)); and
●	Issued 226,920 Common Shares on a private placement basis at $0.10 per private placement unit for settlement of $22,692 in amounts owing to a shareholder (note 11(i)).

During the year ended December 31, 2016, the Company:

●
Issued 480,000 Common Shares at $0.10 per share for settlement of $48,000 in deferred fees owing to a related party (note 19(c)). The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $76,800. The balance of $28,800 has been recorded as a loss on settlement of debt;

●
Issued 562,715 Common Shares at an average price of $0.141 per share for settlement of $79,154 in consulting fees. The amount allocated to Shareholders’ Deficiency, based on the fair value, amounted to $78,780. The balance of $374 has been recorded as a gain on settlement of debt; and

●	Issued 150,000 Common Shares at $0.14 per share for $21,000 in related party employment income (note 19(c)).

16. WARRANTS

The following schedule summarizes the outstanding warrants for the purchase of Common Shares of the Company:

	March 31, 2017			December 31, 2016
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	17,310,000	$0.23	1.21	8,177,373	$0.25	1.39
Issued	10,798,937	0.21	1.21	11,935,000	0.21	2.05
Cancelled	(1,750,000)	0.25	1.03	(1,125,000)	0.25	1.13
Expired	(1,750,000)	0.24	-	(1,677,373)	0.19	-
End of year	24,608,937	$0.22	1.12	17,310,000	$0.23	1.21

The Company has issued warrants for the purchase of Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
May 29, 2015	(a)	250,000	2.00	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(a)	250,000	2.00	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(a)	250,000	2.00	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(a)	250,000	2.00	0.70	0.85%	Nil	298%	34,755
December 30, 2015	(b)	250,000	1.50	0.20	0.88%	Nil	190%	26,821
December 31, 2015	(c)	3,250,000	2.00	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(d)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
February 18, 2016	(e)	300,000	2.00	0.25	0.80%	Nil	275%	30,501
February 18, 2016	(f)	1,500,000	2.00	0.25	0.80%	Nil	275%	152,503
March 2, 2016	(g)	1,000,000	2.00	0.20	0.91%	Nil	271%	158,995
April 13, 2016	(h)	1,750,000	2.00	0.25	0.88%	Nil	264%	241,754
May 20, 2016	(i)	3,750,000	2.00	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(j)	85,000	2.00	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(k)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(l)	250,000	1.50	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(m)	2,750,000	2.00	0.20	1.20%	Nil	259%	143,871
January 12, 2017	(n)	50,000	1.00	0.20	0.81%	Nil	191%	4,988
January 20, 2017	(o)	750,000	2.00	0.20	1.20%	Nil	267%	43,737
January 31, 2017	(p)	3,773,006	1.00	0.20	0.84%	Nil	173%	224,479
January 31, 2017	(q)	411,361	1.00	0.20	0.84%	Nil	173%	24,474
February 17, 2017	(r)	907,948	1.00	0.20	0.82%	Nil	167%	63,641
February 17, 2017	(s)	108,954	1.00	0.20	0.82%	Nil	167%	7,615
March 8, 2017	(t)	1,500,000	2.00	0.25	1.36%	Nil	266%	193,438
March 21, 2017	(u)	3,270,045	1.00	0.20	1.00%	Nil	165%	236,773
March 21, 2017	(v)	27,623	1.00	0.20	1.00%	Nil	165%	2,000
		27,233,937						2,577,317

(a) Issued in connection to a commission agreement. The warrants vest in four tranches of 250,000 warrants each. The first tranche has an exercise price of $0.40 per share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. During the year ended December 31, 2015, the Company booked the fair value of the vested warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the three month periods ended March 31, 2017 and 2016, the Company expensed $4,420 and $4,420, respectively, in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(b) Issued in connection to the Secured Notes (note 11). During the year ended December 31, 2015, the Company booked the fair value of the warrants in the amount of $26,821 as a prepaid to be expensed over the life of the Secured Notes. During the three month periods ended March 31, 2017 and 2016, the Company expensed $nil and $4,446, respectively, of the prepaid as financing fees which has been recorded as an interest expense.

(c) Issued in connection to the issuance of Convertible Debentures Series B (note 14). The relative fair value of the warrants in the amount of $516,343, along with the BCF, represents debt discount on the Convertible Debentures Series B and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended March 31, 2017 and 2016, the Company recorded interest expense in the amount of $43,737 and $4,796, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B.

(d) Issued in connection to the Term Loan (note 13). On July 15, 2016 and in connection to the Term Loan Amendment, the Company extended the expiration date of the warrants to December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the warrants and the extension in the amount of $51,598 as a prepaid to be expensed over the life of the Term Loan. During the three months ended March 31, 2017 and 2016, the Company expensed $4,706 and $5,752, respectively, as financing fees which has been recorded as interest expense. On July 15, 2016 and in connection to the Term Loan Amendment, the Company also extended the expiration date of the warrants for the purchase of 250,000 Common Shares that were issued on August 1, 2014 in connection to the Credit Facility (note 12) and extended on January 18, 2016 in connection to the Term Loan (note 13) until December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the extensions in the amount of $42,325 as a prepaid to be expensed over the life of the Term Loan. During the three months ended March 31, 2017 and 2016, the Company expensed $4,016 and $4,214, respectively, as financing fees which has been recorded as interest expense.

(e) Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants would be automatically canceled. On August 31, 2016, the Company terminated the consulting agreement and 187,500 of the unvested warrants have been cancelled and the remaining 112,500 vested warrants remain outstanding and exercisable until February 17, 2018 as mutually agreed in the termination. During the three month periods ended March 31, 2017 and 2016, the Company expensed $nil and $8,418, respectively, as stock based compensation which has been recorded as an administrative expense.

(f) Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On October 25, 2016, the Company terminated the consulting agreement and 937,500 unvested warrants have been cancelled and the remaining 562,500 vested warrants remain outstanding and exercisable until March 31, 2018 as mutually agreed in the termination. During the three month periods ended March 31, 2017 and 2016, the Company expensed $nil and $42,090, respectively, as stock based compensation which has been recorded as an administrative expense.

(g) Issued in connection to the Loan Agreement (note 11(v)). The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $158,995 as a prepaid to be expensed over the life of the Shareholder Loan. During the three month periods ended March 31, 2017 and 2016, the Company expensed $20,537 and $3,312, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(h) Issued in connection to a consulting agreement. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically canceled. During the three month period ended March 31, 2017, the Company terminated the consulting agreement for cause and all warrants issued in connection to the consulting agreement were canceled. As a result of the termination, the Company did not record any stock based compensation during the three month period ended March 31, 2017.

(i) Issued in connection to the issuance of Convertible Debentures Series C-1 (note 14). The relative fair value of the warrants in the amount of $234,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month period ended March 31, 2017, the Company recorded interest expense in the amount of $20,172 (March 31, 2016: $nil) related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-1.

(j) Issued as a commission payment related to the issuance of the Convertible Debentures Series C-1. The fair value of the warrants in the amount of $14,225 was recorded as a reduction to the proceeds received from the Convertible Debentures Series C-1 (note 14).

(k) Issued in connection to the Term Loan Amendment (note 13). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $45,799 as a prepaid to be expensed over the life of the Term Loan. During the three month period ended March 31, 2017, the Company expensed $5,749 (March 31, 2016: $nil) of the prepaid as financing fees which has been recorded as interest expense.

(l) Issued in connection to the Secured Notes (note 11). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $18,840 as prepaid to be expensed over the life of the Secured Notes. During the three month period ended March 31, 2017, the Company expensed $3,055 (March 31, 2016: $nil) of the prepaid as financing fees which has been recorded as interest expense.

(m) Issued in connection to the issuance of Convertible Debentures Series C-2 (note 14). The relative fair value of the warrants in the amount of $143,871, along with the BCF, represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month period ended March 31, 2017, the Company recorded interest expense in the amount of $5,209 (March 31, 2016: $nil) related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-2.

(n) Issued in connection to the Bridge Loan Agreement (note 11(vi)). During the three month period ended March 31, 2017, the Company expensed the fair value of the warrants in the amount of $4,988 (March 31, 2016: $nil) as financing fees which has been recorded as interest expense.

(o) Issued in connection to the issuance of Convertible Debentures Series C-3 (note 14). The relative fair value of the warrants in the amount of $43,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-3 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month period ended March 31, 2017, the Company recorded interest expense in the amount of $2,171 (March 31, 2016: $nil) related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-3.

(p) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares.

(q) Issued as a commission payment related to the issuance of private placement units. The fair value of the warrants in the amount of $24,474 was recorded as a reduction to the proceeds received from the private placement issuance.

(r) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares.

(s) Issued as a commission payment related to the issuance of private placement units. The fair value of the warrants in the amount of $7,615 was recorded as a reduction to the proceeds received from the private placement issuance.

(t) Issued in connection to an employment agreement. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business. At March 31, 2017, no stock based compensation has been recorded as the employee has not yet begun to generate new business sales.

(u) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares.

(v) Issued as a commission payment related to the issuance of the private placement units. The fair value of the warrants in the amount of $2,000 was recorded as a reduction to the proceeds received from the private placement issuance.

17. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

	March 31, 2017	March 31, 2016
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Bridge Loan Agreement (notes 11(vi) and 16(n))	$4,988	$-
Warrants issued as commission related to private placements units (note 16(q,s and v))	34,089	-
Warrants issued in relation to consulting agreements (note 16(e and f))	-	50,508
Total Warrants Issued as Stock Based Compensation	39,077	50,508

Common shares to be issued for consulting fees	-	30,000
Total Stock Based Compensation	$39,077	$80,508

18. SHARES TO BE ISSUED

As at March 31, 2017, the Company has $196,550 in Common Shares to be issued consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 14);
●
320,022 Common Shares, valued at an average of $0.156 per share, to be issued due to the settlement of $50,000 in consulting fees owing to a shareholder. Such Common Shares were issued on April 5, 2017;
●
143,715 Common Shares, valued at an average of $0.129 per share, to be issued due to the settlement of $18,550 in consulting fees owing to unrelated parties. Such Common Shares were issued on April 5, 2017;
●
366,667 Common Shares, valued at $0.15 per share, to be issued due to the settlement of $55,000 in consulting fees owing to an unrelated party. Such Common Shares were issued on April 5, 2017; and
●
500,000 Common Shares as part of private placement units, valued at $0.10 per unit, to be issued as settlement of $50,000 in financing fees in connection to the Term Loan Amendment No.2 (note 13). Of the 500,000 Common Shares to be issued, 93,622 Common Shares are issuable to related parties (note 19(c)).

As at December 31, 2016, the Company had $146,550 in shares to be issued consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 14);
●
320,022 Common Shares, valued at an average of $0.156 per share, to be issued due to the settlement of $50,000 in consulting fees owing to a shareholder. Such Common Shares were issued on April 5, 2017;
●
143,715 Common Shares, valued at an average of $0.129 per share, to be issued due to the settlement of $18,550 in consulting fees owing to unrelated parties. Such Common Shares were issued on April 5, 2017; and
●
366,667 Common Shares, valued at $0.15 per share, to be issued due to the settlement of $55,000 in consulting fees owing to an unrelated party. Such Common Shares were issued on April 5, 2017.

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

Advances from related parties were as follows:

	March 31, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$107,682	$95,759
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	138,383	313,745
Consulting fees owing to persons related to Officers who are also Directors of the Company	30,967	77,463
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	641,968	901,784
Amounts payable to a corporation related by virtue of common Officers and a common Director of the Company	11,835	76,407
Consulting fees and director fees payable to Directors of the Company	36,226	13,725
	$967,061	$1,478,883

At March 31, 2017, the Company had deferred amounts of $1,111,462 (December 31, 2016: $1,085,906) owing to related parties. The deferred amounts consist of $572,719 (December 31, 2016: $572,506) owing to Officers of the Company, two of which are also Directors for consulting fees payable, amounts of $141,000 owing to Directors of the Company for directors fees payable and amounts of $375,950 (CAD $500,000) (December 31, 2016: $372,400; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director for management service fees payable and $21,793 of amounts accrued towards the incentive bonus to be paid at maturity. The amounts are non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers will receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The bonus will be expensed over the term of the deferrals. During the three month periods ended March 31, 2017 and 2016, the Company expensed $21,793 and $nil, respectively, in interest expense related to the incentive bonus. During the year ended December 31, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares.

(b)	Interest accrued to related parties were as follows:

	March 31, 2017	December 31, 2016

Interest accrued on advances by Officers of the Company, one of which is also a Director	$280,116	$234,121
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	39,506	29,669
	$319,622	$263,790

(c)	Transactions with related parties were as follows:

During the three month period ended March 31, 2017, the Company expensed $nil (March 31, 2016: $23,371) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the three month period ended March 31, 2017, the Company expensed $4,985 (March 31, 2016: $6,178) in costs related to a vehicle for the benefit of a Officer who is also a Director of the Company and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $26,411 (March 31, 2016: $31,828) in travel and entertainment expenses incurred by Officers and Directors of the Company.

On January 20, 2017, the Company issued 65 units of Convertible Debentures Series C-3 in settlement of $65,000 owing to a related party.

On March 21, 2017, the Company issued 1,998,950 Common Shares as part of private placement units at $0.10 per unit for settlement of $199,895 in amounts owing to related parties.

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per share. Such Common Shares were issued on May 19, 2016.

On May 20, 2016, the Company issued face value $55,000 of Convertible Debentures Series C-1 to related parties consisting of $10,000 to a person related to an Officer and Director for settled of fees payable, $10,000 to a Director of the Company for settlement of Director fees payable and $35,000 to a corporation owned by two Officers of the Company, one of which is also a Director, for settlement of loans payable.

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C-1 to two Directors of the Company for cash.

On June 17, 2016, the Company issued 150,000 Common Shares at a price of $0.14 per share to a person related to an Officer and Director of the Company on the signing of a new employment agreement.

During the year ended December 31, 2016, amounts owing to a former related party in the amount of $9,263 were forgiven, as a result the Company recorded a gain on settlement in the amount of $9,263.

The Company expensed consulting fees payable to related parties as follows:

	March 31, 2017	March 31, 2016
Officers	$82,680	$81,840
Persons related to a Director	36,779	26,389
	$119,459	$108,229

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Credit Facility and the Term Loan, each committed to provide a total of CAD $150,000 of the Term Loan (notes 12 and 13).

On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of $50,000 in financing fees. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares that remain unissued and warrants for the purchase of 46,811 Common Shares issued on April 4, 2017.

20. COMMITMENTS AND CONTINGENCIES

a) Premises Lease – Florida, USA

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2017	$42,083

b) Premises Leases – Budapest, Hungary

Effective January 2, 2017, a subsidiary of the Company entered into a lease agreement for a rental premises in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€20,250

Effective May 23, 2016, a subsidiary of the Company entered into a lease agreement for office space in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on July 8, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€20,644

c) Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On January 5, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dimen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of Unsecured Promissory Notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs. In July of 2016, the Company filed its Answer, Affirmative Defences and Counterclaim.

d) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016 the Company has accrued the full $50,000 in charitable contributions regarding this agreement. Subsequent to March 31, 2017, the Company agreed to settle the full amount owing in exchange for 300,000 Common Shares. Such Common Shares were issued on April 28, 2017.

e) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. During the three month period ended March 31, 2017, the Company has paid $649 related to the royalty agreement.

21. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivables. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related trade receivables are subject to normal commercial credit risks. A substantial portion of the Company’s trade receivables are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At March 31, 2017, the Company recorded an allowance of $161,340 (March 31, 2016: $nil) in regards to customers with past due amounts. For the three month period ended March 31, 2017, 57% (December 31, 2016: 15%) of the Company’s trade receivables are due from one customer and 64% of the trade receivables are due from three customers. During the three month period ended March 31, 2017, 13% of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2017, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $5,205,589. Of such amount, the Company has obligations to repay $4,729,639 over the next twelve months with the remaining $475,950 becoming due within the following four year period.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash, accounts payable and trade receivables that are denominated in CAD, HUF and EUR.

Analysis by currency in CAD, HUF and EUR equivalents is as follows:

March 31, 2017	Accounts Payable	Trade Receivables	Cash
CAD	$155,181	$1,226	$57,040
HUF	$154,838	$226,511	$92,280
EUR	$50,989	$87,421	$21,188

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $9,692, $16,395 and $5,762, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $9,692, $16,395 and $5,762, respectively.

The Company purchases inventory in a foreign currency, at March 31, 2017, the Company included $190,973 (December 31, 2016: $238,888) in inventory purchased in a foreign currency on its consolidated balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

22. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total long lived assets by geographic location are as follows:

	March 31, 2017	December 31, 2016
Canada	$744	$826
United States	1,118,553	1,125,704
Europe	21,424	23,418
	$1,140,721	$1,149,948

Total sales by geographic location are as follows:

	March 31, 2017	March 31, 2016
Canada	$19,463	$-
United States	175,095	1,316,664
Europe	1,048,981	40,269
	$1,243,539	$1,356,933

23. SUBSEQUENT EVENTS

On April 3, 2017 and in connection to an employment agreement, the Company agreed to issue 50,000 Common Shares. Such Common Shares were issued on April 28, 2017.

On April 4, 2017 and in connection to the Term Loan Amendment No.2, the Company issued 500,000 private placement units at a price of $0.10 per unit as a settlement of $50,000 in financing fees. Each unit consisted of one Common Share and a half Common Share purchase warrant. On April 4, 2017, the Company issued warrants for the purchase of 250,000 Common Shares exercisable over twelve months at an exercise price of $0.20 per share. The 500,000 Common Shares remain unissued.

On April 5, 2017, the Company issued 300,000 Common Shares at a price of $0.10 per share as a settlement of $30,000 in amounts owing to a Director of the Company.

On April 6, 2017 and in connection to an employment agreement, the Company issued warrants for the purchase of 500,000 Common Shares exercisable over twenty-four months at an exercise price of $0.25 per share. The warrants shall vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee.

On April 30, 2017, the Company sent notices of forced conversion to holders of its Convertible Debentures Series B electing to force conversion of a total of $423,000 in face value and $45,058 in accrued interest owing on the Convertible Debentures Series B.

On April 30, 2017, the Company sent notices of forced conversion to holders of its Convertible Debentures Series C-1 electing to force conversion of a total of $190,000 in face value and $14,367 in accrued interest owing on the Convertible Debentures Series C-1.

On May 2, 2017, Henry J. Kloepper and Stanley D. Robinson resigned as Directors of the Company, effective immediately. On May 2, 2017 and in connection to such resignations, the Company settled a total of $87,100 in Director fees payable to Mr. Kloepper and Mr. Robinson and agreed to issue 871,000 Common Shares valued at $0.10 per share. Such Common Shares remain unissued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid (“E-liquid”), which is the liquid used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by an atomizer to deliver the sensation of smoking and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, without burning tobacco. The Company provides consumers with choice and quality across various categories and price points to deliver the most efficient and effective vaping solutions for nicotine and related products. Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, The Mad Alchemist™, Replicant, Enriched Vapor and Crown E-liquid™.

Recent Developments

On May 10, 2016, the U.S. Federal Food & Drug Administration (“FDA”) finalized a new rule, captioned, the “Deeming Tobacco Products To Be Subject to the Federal Food, Drug, and Cosmetic Act”, which extends the FDA’s authority to include the regulation of electronic nicotine delivery systems (such as e-cigarettes and vape pens), all cigars, hookah (waterpipe) tobacco, pipe tobacco and nicotine gels, among others. Going forward, the FDA will be able to review new nicotine products not yet on the market; regulate claims by nicotine product manufacturers and distributers; require evaluation and reporting of the ingredients of nicotine products and how they are made; and require disclosures regarding risks of nicotine products. The final rule went into effect on August 8, 2016. The Company is assessing the impact of the new FDA rule. Prospective investors are directed to the “Risk Factors” contained in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2016.

On January 4, 2017, the Company terminated a consulting agreement entered into on April 13, 2016 for cause. As a result, warrants for the purchase of 1,750,000 Common Shares issued in connection to the consulting agreement were terminated, effective immediately. As a result of the termination, the Company did not record any stock based compensation during the three month period ended March 31, 2017.

On January 12, 2017, the Company entered into a bridge loan agreement with a shareholder (the “Bridge Loan Agreement”), whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matured on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by a general security agreement, dated February 13, 2014, granting a general security interest over all the assets of the Company. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per Common Share, with 25,000 of the warrants vesting upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vesting upon the closing of Bridge Loan Note B. On January 12, 2017, 25,000 warrants vested upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vested on January 18, 2017 upon the closing of Bridge Loan Note B.

On January 20, 2017, the Company issued 75 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C-3”) for settlement of $65,000 owing to a related party and $10,000 owing in shareholder loans. The Convertible Debentures Series C-3 are unsecured subordinated convertible debenture units, each having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares exercisable over twenty-four months at an exercise price of $0.20 per Common Share. The Convertible Debentures Series C-3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C-3, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion price of $0.10 per Common Share anytime prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C-3 anytime after six months from the issuance date and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertibles Debentures Series C-3 at such time that the Company is a reporting issuer within the jurisdiction of Canada.

On January 31, 2017, the Company issued and sold, on a private placement basis, 7,546,012 private placement units of the Company (the “Units”) at a price of $0.10 per Unit for total gross proceeds of $754,601. Each Unit consisted of one Common Share and one half Common Share purchase warrant, each full warrant entitling the holder to purchase one Common Share at an exercise price of $0.20 per Common Share for a period of twelve months following the closing. In connection with the private placement, the Company issued warrants for the purchase of 411,361 Common Shares to placement agents pursuant to the terms of the private placement, such warrants issued under the same terms as the warrants issued with the private placement.

On February 17, 2017, the Company issued and sold, on a private placement basis, 1,815,896 Units at a price of $0.10 per Unit for total gross proceeds of $181,590. In connection with the private placement, the Company issued warrants for the purchase of 108,954 Common Shares to placement agents pursuant to the terms of the private placement, such warrants issued under the same terms as the warrants issued with the private placement.

On February 27, 2017, the Company and a consortium of participants that includes two of the Company’s senior executive officers (the “Lenders”) entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the term loan (the “Term Loan”), entered into on January 18, 2016 as amended on July 15, 2016. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the cash sweep included in the Term Loan to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the early repayment penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 Units at a price of $0.10 per Unit. On April 4, 2017, the Company issued the 500,000 Units, however, the 500,000 Common Shares remain unissued. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 Units which included 93,622 Common Shares that remain unissued and warrants for the purchase of 46,811 Common Shares issued on April 4, 2017.

On March 8, 2017 and in connection to an employment agreement, the Company issued warrants for the purchase of 1,500,000 Common Shares exercisable over twenty-four months at an exercise price of $0.25 per Common Share. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business.

On March 21, 2017, the Company issued and sold, on a private placement basis, 6,540,090 Units at a price of $0.10 per Unit for total gross proceeds of $654,009. In connection with the private placement, the Company issued warrants for the purchase of 27,623 Common Shares to placement agents pursuant to the terms of the private placement, such warrants issued under the same terms as the warrants issued with the private placement.

Subsequent Events

On April 4, 2017 and in connection to the Term Loan Amendment No.2, the Company issued 500,000 Units at a price of $0.10 per Unit as a settlement of $50,000 in financing fees. The 500,000 Common Shares remain unissued.

On April 5, 2017, the Company issued 320,022 Common Shares at an average price of $0.156 per Common Share as a settlement of $50,000 in consulting fees owing to an unrelated party.

On April 5, 2017, the Company issued 143,715 Common Shares at an average price of $0.129 per Common Share as a settlement of $18,550 in consulting fees owing to an unrelated party.

On April 5, 2017, the Company issued 366,667 Common Shares at a price of $0.15 per Common Share as a settlement of $55,000 in consulting fees owing to an unrelated party.

On April 5, 2017, the Company issued 300,000 Common Shares at a price of $0.10 per Common Share as a settlement of $30,000 in amounts owing to a director of the Company.

On April 6, 2017 and in connection to an employment agreement, the Company issued warrants for the purchase of 500,000 Common Shares exercisable over twenty-four months at an exercise price of $0.25 per Common Share. The warrants will vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee.

On April 28, 2017, the Company issued 300,000 Common Shares at a price of $0.167 per Common Share as a settlement of $50,000 in charitable contributions owing to an unrelated party.

On April 28, 2017 and in connection to an employment agreement, the Company issued 50,000 Common Shares at a price of $0.12 per Common Share as $6,000 in employment income to an unrelated party.

On April 30, 2017, the Company sent notices of forced conversion to holders of its unsecured subordinated convertible debenture units issued on December 31, 2015 (the “Convertible Debenture Series B”) electing to force conversion of a total of $423,000 in face value and $45,058 in accrued interest owing on the Convertible Debentures Series B.

On April 30, 2017, the Company sent notices of forced conversion to holders of its unsecured subordinated convertible debenture units issued on May 20, 2016 (the “Convertible Debentures Series C-1”) electing to force conversion of a total of $190,000 in face value and $14,367 in accrued interest owing on the Convertible Debentures Series C-1.

On May 2, 2017, Henry J. Kloepper and Stanley D. Robinson resigned as directors of the Company, effective immediately. On May 2, 2017 and in connection to such resignations, the Company settled a total of $87,100 in director fees payable to Mr. Kloepper and Mr. Robinson and agreed to issue 871,000 Common Shares at a price of $0.10 per Common Share. Such Common Shares remain unissued.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Revenue

For the three month period ended March 31, 2017, the Company generated $1,243,539 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $1,356,933 in sales for the three month period ended March 31, 2016. Of the $1,243,539 in revenue generated for the three month period ended March 31, 2017, $1,048,981 (84% of total sales) was generated in Europe, $175,095 (14% of total sales) was generated in the United States and $19,463 (2% of total sales) was generated in Canada. Of the $1,356,933 in revenue generated for the three month period ended March 31, 2016, $1,316,664 (97% of total sales) was generated in the United States and $40,269 (3% of total sales) was generated in Europe. The increase in international sales is the result of the Company’s focus on building its global business as well as growing demand for E-liquid products contained within the Company’s E-liquid brand portfolio.

The Company’s cost of goods sold for the three month period ended March 31, 2017 was $546,733 which represents E-liquid, bottles, hardware and related packaging as compared to $860,946 for the three month period ended March 31, 2016. Gross profit for the three month period ended March 31, 2017 was $696,806 with margins of 56% as compared to $495,987 with margins of 37% for the comparative period in 2016. The Company’s increased margins during the comparative period is the result of increased sales of high margin premium E-liquid products compared to lower margin sales of generic E-liquid and private-label sales.

Operating Expenses

For the three month period ended March 31, 2017, the Company incurred an administrative expense of $997,350, consulting fees due to related parties of $119,459, depreciation expense of $9,656, amortization expense of $11,650 and bad debt expense of $161,340. For the three month period ended March 31, 2016, the Company incurred an administrative expense of $1,047,026, consulting fees due to related parties of $108,229, depreciation expense of $13,495 and amortization expense of $11,500. Total operating expenses for the three month period ended March 31, 2017 were $1,299,455 as compared to $1,180,250 for the three month period ended March 31, 2016.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The decrease in administrative expenses of $49,676 is attributable to cost cutting measures by management. The increase in consulting fees due to related parties of $11,230 is attributable to the hiring of a new related party in 2016. The bad debt expense of $161,340 for the three month period ended March 31, 2017 is an allowance booked for doubtful accounts.

Loss from Operations

For the three month period ended March 31, 2017, the Company incurred a loss from operations of $602,649 as compared to a loss from operations of $684,263 for the three month period ended March 31, 2016 due to the reasons discussed above.

Other Expenses

For the three month period ended March 31, 2017, the Company incurred a foreign exchange gain of $4,947, amortization of debt discount of $71,289 and interest expense of $229,277. For the three month period ended March 31, 2016, the Company incurred a foreign exchange loss of $77,483, amortization of debt discount of $22,138 and interest expense of $121,984. For the three month period ended March 31, 2017, the Company incurred total other expenses of $295,619 as compared to $221,605 for the three month period ended March 31, 2016.

Net Loss and Comprehensive Loss

Net loss amounted to $898,268 for the three month period ended March 31, 2017 compared to a net loss of $905,868 for the three month period ended March 31, 2016.

Comprehensive loss amounted to $965,550 for the three month period ended March 31, 2017 compared to a comprehensive loss of $1,030,166 for the three month period ended March 31, 2016. The change in comprehensive loss compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

As at March 31, 2017, the Company had total assets of $2,848,257 (compared to total assets of $2,422,954 at December 31, 2016) consisting of cash and cash equivalents of $315,736, trade receivables of $343,897, inventory of $576,110, other current assets of $471,793, property and equipment of $95,491, website development of $6,583, intangibles of $149,150 and goodwill of $889,497. The increase in assets are primarily the result of the increase in cash as a result of the private placement of units and an increase of trade receivables.

As at March 31, 2017, the Company had total liabilities of $7,840,150 (compared to total liabilities of $8,113,864 at December 31, 2016) consisting of accounts payable of $1,753,151, accrued liabilities of $381,324, accrued interest due to related parties of $319,622, customer deposits of $81,423, loans from shareholders of $670,078, due to related parties of $967,061, unsecured promissory notes of $783,317, amounts owing on acquisition of $55,000, term loan of $1,086,769, long term loans from shareholders of $475,950, long term due to related parties of $1,111,462 and long term convertible debentures of $154,993.

At March 31, 2017, the Company had negative working capital of $4,390,209 and an accumulated deficit of $14,149,162.

As at December 31, 2016, the Company had total assets of $2,422,954 consisting of cash and cash equivalents of $184,754, trade receivables of $80,409, inventory of $545,135, other current assets of $462,708, property and equipment of $93,068, website development of $7,083, intangibles of $160,300 and goodwill of $889,497.

As at December 31, 2016, the Company had total liabilities of $8,113,864 consisting of accounts payable of $1,757,821, accrued liabilities of $404,633, accrued interest due to related parties of $263,790, customer deposits of $56,834, loans from shareholders of $502,288, due to related parties of $1,478,883, unsecured promissory notes of $783,317, amounts owing on acquisition of $55,000, term loan of $1,144,337, long term loans from shareholders of $497,351, long term due to related parties of $1,085,906 and long term convertible debentures of $83,704.

At December 31, 2016, the Company had negative working capital of $5,173,897 and an accumulated deficit of $13,250,894.

Net cash used in operating activities

For the three month period ended March 31, 2017, the Company used cash of $917,269 (compared to $737,945 of cash used in operating activities during the three month period ended March 31, 2016) in operating activities to fund administrative, marketing and sales. The increase is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the three month period ended March 31, 2017, net cash used in investing activities was $11,673 as compared to $42,677 relating to the addition of capital assets for the three month period ended March 31, 2016.

Net cash flow from financing activities

For the three month period ended March 31, 2017, net cash provided by financing activities was $1,109,201 (see “Term Loan”, “Bridge Loan”, “Convertible Debentures Series C-3” and “Common Shares”) compared to net cash provided by financing activities of $715,470 for the three month period ended March 31, 2016.

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of i) the warrants for the purchase of 250,000 Common Shares issued on January 18, 2016 in connection to the Term Loan and ii) the warrants for the purchase of 250,000 Common Shares issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of $50,000 in financing fees. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units, however, the 500,000 Common Shares remain unissued. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares that remain unissued and warrants for the purchase of 46,811 Common Shares issued on April 4, 2017. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

During the three month period ended March 31, 2017, the Company expensed $42,563 (March 31, 2016: $36,597) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the three month period ended March 31, 2017, the Company paid $110,809 to the Lenders consisting of $57,514 in interest and $53,295 in principal payments. At March 31, 2017, the Company owes the Lenders $25,976 in arrears, consisting of $14,570 in interest and $11,406 in principal payments.

The amount owing on the Term Loan is as follows:

	March 31, 2017	December 31, 2016
Amount advanced	$1,144,337	$1,219,840
Exchange loss (gain) during the period	10,678	(28,159)
Principal payments made	(53,295)	(76,815)
Interest accrued	42,563	140,540
Interest payments made	(57,514)	(111,069)
Amount owing at end of period	$1,086,769	$1,144,337

Bridge Loan

On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (USD $150,380) (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable. The Bridge Loan matured on March 12, 2017 and is currently in default.

Convertible Debentures Series C-3

On January 20, 2017, the Company issued 75 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C-3”) for settlement of $65,000 owing to a related party and $10,000 owing in shareholder loans. The Convertible Debentures Series C-3 are unsecured subordinated convertible debenture units, each having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares exercisable over twenty-four months at an exercise price of $0.20 per Common Share. The Convertible Debentures Series C-3 mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C-3, together with all accrued and unpaid interest thereon,are convertible into Common Shares at a fixed conversion price of $0.10 per Common Share anytime prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C-3 anytime after six months from the issuance date and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertibles Debentures Series C-3 at such time that the Company is a reporting issuer within the jurisdiction of Canada.

Common Shares

During the three months ended March 31, 2017, the Company:

●	Issued 13,676,128 Common Shares on a private placement basis at $0.10 per private placement unit for cash proceeds, net of issuance costs, of $1,277,903;
●	Issued 1,998,950 Common Shares on a private placement basis at $0.10 per private placement unit for settlement of $199,895 in amounts owing to related parties; and
●	Issued 226,920 Common Shares on a private placement basis at $0.10 per private placement unit for settlement of $22,692 in amounts owing to a shareholder.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2017, the Company has an accumulated deficit of $14,149,162 and a working capital deficiency of $4,390,209 as well as negative cash flows from operating activities of $917,269 for the three month period ended March 31, 2017. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Adoption of ASU 2015-17 did not have an impact on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. Adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). The new guidance changed how a reporting entity that is a single decision maker for a variable interest entity (“VIE”) will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under previous U.S. GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. Adoption of ASU 2016-17 did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). ASU 2017-04 is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries; Gilla Operations, LLC; E Vapor Labs Inc.; E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Enterprises Inc. and its wholly owned subsidiaries Gilla Europe Kft. and Gilla Operations Europe s.r.o.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

Advertising Costs

In accordance with the FASB Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three month periods ended March 31, 2017 and 2016, the Company expensed $52,534 and $45,110 as corporate promotions, these amounts have been recorded as an administrative expense.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this Report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company believes that disclosure controls and procedures were not effective as of March 31, 2017, due to the Company’s limited resources and staff.

Limitations on Effectiveness of Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 5, 2016, Yaron Elkayam, Pinchas Mamane and Levent Dikmen filed a three count complaint against the Company in the Circuit Court of Hillsborough County, Florida alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, and (iii) fraud in the inducement seeking damages in the amount of approximately $900,000 of promissory notes issued on July 1, 2015 as a result of the acquisition of E Vapor Labs Inc. In July of 2016, the Company filed its Answer, Affirmative Defences and Counterclaim. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition. The legal proceeding has been brought in Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida, Civil Division under the following caption: Yaron Elkayam, Pinchas Mamane, Levent Dikmen, Plaintiffs, v. Gilla, Inc., Case No. 16-CA-0047, Division H, filed January 5, 2016.

ITEM 1A.    RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been previously reported in a Form 8-K, Form 10-Q or Form 10-K, except for the following:

On February 17, 2017, the Company issued and sold, on a private placement basis, 1,815,896 Units at a price of $0.10 per Unit for total gross proceeds of $181,590. In connection with the private placement, the Company issued warrants for the purchase of 108,954 Common Shares to placement agents pursuant to the terms of the private placement, such warrants issued under the same terms as the warrants issued with the private placement.

On March 21, 2017, the Company issued and sold, on a private placement basis, 6,540,090 Units at a price of $0.10 per Unit for total gross proceeds of $654,009. In connection with the private placement, the Company issued warrants for the purchase of 27,623 Common Shares to placement agents pursuant to the terms of the private placement, such warrants issued under the same terms as the warrants issued with the private placement.

The Company offered and issued the Units, Common Shares and warrants pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulation S promulgated thereunder.

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

GILLA INC.
(Registrant)

May 15, 2017	By:	/s/ Graham Simmonds
Name: Graham Simmonds
Title: Chief Executive Officer and Principal Executive Officer

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Principal Accounting Officer