Form 10-Q
period 2017-06-30
GILLA INC.
filed 2017-08-14
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Registrant had 134,038,981 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, issued and outstanding as of August 11, 2017.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	As at June 30, 2017	As at December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$314,028	$184,754
Trade receivables (net of allowance for doubtful accounts $161,340 (December 31, 2016: $nil))	167,921	80,409
Inventory (note 6)	555,773	545,135
Other current assets (note 5)	454,189	462,708
Total current assets	1,491,911	1,273,006

Long term assets
Property and equipment (note 7)	86,780	93,068
Website development (note 8)	6,083	7,083
Intangibles (note 9)	138,000	160,300
Goodwill (note 10)	889,497	889,497
Total long term assets	1,120,360	1,149,948

Total assets	$2,612,271	$2,422,954
LIABILITIES
Current liabilities
Accounts payable	$1,592,726	$1,740,071
Accrued liabilities (note 11)	368,563	404,633
Accrued interest - related parties (note 20)	370,060	263,790
Customer deposits	39,322	56,834
Loans from shareholders (note 11)	683,102	502,288
Due to related parties (note 20)	930,595	1,478,883
Promissory notes (note 14)	835,317	801,067
Amounts owing on acquisition (note 4)	55,000	55,000
Term loan (note 13)	1,095,919	1,144,337
Total current liabilities	5,970,604	6,446,903

Long term liabilities
Promissory notes (note 14)	30,000	-
Loans from shareholders (note 11)	485,300	497,351
Due to related parties (note 20)	1,060,687	1,085,906
Convertible debentures (note 15)	131,696	83,704
Total long term liabilities	1,707,683	1,666,961

Total liabilities	7,678,287	8,113,864

Going concern (note 2)
Related party transactions (note 20)
Commitments and contingencies (note 22)
Subsequent events (note 25)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 131,038,981 and 100,753,638 common shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively (note 16)	$26,210	$20,151
Additional paid-in capital	11,428,870	7,047,979
Common shares to be issued (note 19)	83,000	146,550
Accumulated deficit	(16,782,133)	(13,250,894)
Accumulated other comprehensive income	178,037	345,304
Total stockholders’ deficiency	(5,066,016)	(5,690,910)

Total liabilities and stockholders’ deficiency	$2,612,271	$2,422,954

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Sales revenue	$1,266,026	$911,595	$2,509,565	$2,268,528
Cost of goods sold	493,987	345,036	1,040,720	1,205,982
Gross profit	772,039	566,559	1,468,845	1,062,546

Operating expenses:
Administrative	1,146,710	1,751,612	2,144,060	2,798,638
Consulting fees - related parties (note 20)	124,245	111,415	243,704	219,644
Depreciation	10,045	15,015	19,701	28,510
Amortization (notes 8 and 9)	11,650	43,500	23,300	55,000
Bad debt expense (recovery)	-	(1,198)	161,340	(1,198)
Stock option expense (note 18)	1,213,605	-	1,213,605	-
Impairment of goodwill (note 4b)	-	208,376	-	208,376
Loss (gain) on settlements	23,840	(245,625)	23,840	(245,625)
Total operating expenses	2,530,095	1,883,095	3,829,550	3,063,345

Loss from operations	(1,758,056)	(1,316,536)	(2,360,705)	(2,000,799)

Other expenses:
Foreign exchange	(64,839)	(11,609)	(59,894)	(89,092)
Amortization of debt discount (note 15)	(589,703)	(14,148)	(660,992)	(36,286)
Interest expense, net	(220,371)	(149,932)	(449,648)	(271,916)

Total other expenses	(874,913)	(175,689)	(1,170,534)	(397,294)

Net loss before income taxes	(2,632,969)	(1,492,225)	(3,531,239)	(2,398,093)
Income taxes	-	-	-	-
Net loss	$(2,632,969)	$(1,492,225)	$(3,531,239)	$(2,398,093)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.022)	$(0.015)	$(0.031)	$(0.024)

Weighted average number of shares outstanding (basic and diluted)	118,942,199	99,881,520	113,244,746	99,721,221

Comprehensive loss:
Net loss	$(2,632,969)	$(1,492,225)	$(3,531,239)	$(2,398,093)

Foreign exchange translation adjustment	(99,985)	712	(167,267)	(123,586)

Comprehensive loss	$(2,732,954)	$(1,491,513)	$(3,698,506)	$(2,521,679)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2016	100,753,638	$20,151	$7,047,979	$146,550	$(13,250,894)	$345,304	$(5,690,910)

Private placement units issued for cash, net of issuance costs	18,483,818	3,697	1,754,975	-	-	-	1,758,672

Private placement units issued for settlement of amounts owing to related parties (note 20(c))	1,998,950	400	199,495	-	-	-	199,895

Private placement units issued for settlement of amounts owing to a shareholder (note 11(i))	226,920	45	22,647	-	-	-	22,692

Common shares issued for settlement of amounts owing to a shareholder	320,022	65	49,935	(50,000)	-	-	-

Common shares issued for settlement of consulting fees owing to unrelated parties	510,382	103	73,447	(73,550)	-	-	-

Common shares issued for settlement of amounts owing to a director of the Company (note 20(a))	300,000	60	32,940	-	-	-	33,000

Common shares issued for settlement of amounts owing as charitable contributions to an unrelated party (note 22(d))	300,000	60	35,940	-	-	-	36,000

Common shares issued as employment income to an unrelated party	50,000	10	5,990	-	-	-	6,000

Common shares issued for settlement of fees owing to former directors of the Company (note 20(a))	871,000	174	121,766	-	-	-	121,940

Common shares issued on conversion of convertible debentures to unrelated parties (note 15)	3,220,000	644	321,356	-	-	-	322,000

Common shares issued on conversion of convertible debentures to related parties (note 15)	2,910,000	582	290,418	-	-	-	291,000

Common shares issued on settlement of interest owing on convertible debentures to unrelated parties (note 15)	285,822	57	28,525	-	-	-	28,582

Common shares issued on settlement of interest owing on convertible debentures to related parties (note 15)	308,429	62	30,781	-	-	-	30,843

Private placement units issued for settlement of financing fees related to an amendment of the term loan (note 13)	500,000	100	49,900	-	-	-	50,000

Private placement units to be issued to an unrelated party (note 19)	-	-	-	60,000	-	-	60,000

Issuance of stock options (note 21)	-	-	1,213,605	-	-	-	1,213,605

Warrants issued as stock based compensation (note 18)	-	-	74,171	-	-	-	74,171

Warrants issued with convertible debentures (note 17)	-	-	43,737	-	-	-	43,737

Embedded conversion feature of convertible debentures (note 15)	-	-	31,263	-	-	-	31,263

Foreign currency translation gain	-	-	-	-	-	(167,267)	(167,267)

Net loss	-	-	-	-	(3,531,239)	-	(3,531,239)

Balance, June 30, 2017	131,038,981	$26,210	$11,428,870	$83,000	$(16,782,133)	$178,037	$(5,066,016)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,531,239)	$(2,398,093)
Items not requiring an outlay of cash
Depreciation	19,701	28,510
Amortization	23,300	55,000
Stock based compensation	80,171	355,803
Amortization of debt discount	660,992	36,286
Stock option expense	1,213,605	-
Interest accrued on related party fee deferrals	47,307	-
Loss (gain) on settlement of debt	23,840	(245,625)
Interest accrued on term loan	86,673	-
Loss on settlement of accounts receivable	-	-
Interest on amounts owing on acquisition	-	9,583
Bad debt expense (recovery)	161,340	(1,198)
Interest on promissory notes	-	23,246
Impairment of goodwill	-	208,376
Changes in operating assets and liabilities
Trade receivable	(246,355)	(390,111)
Other current assets	71,905	156,007
Inventory	26,857	(198,863)
Accounts payable	(122,648)	945,590
Accrued liabilities	13,930	42,464
Customer deposits	(19,680)	(287,930)
Amounts owing on acquisition	-	(45,000)
Due to related parties	133,673	329,130
Accrued interest-related parties	106,270	57,748
Net cash used in operating activities	(1,250,358)	(1,319,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(11,673)	(60,290)
Net cash used in investing activities	(11,673)	(60,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promisorry notes	80,000	-
Repayments to promisorry notes	(13,000)	-
Proceeds from term loan	-	435,353
Repayments to term loan	(171,976)	(6,875)
Shareholder loan repayments	(3,512)	-
Shareholder loans received	150,380	518,714
Proceeds from related parties	78,569	236,462
Repayments to related parties	(451,784)	(133,031)
Proceeds from sale of convertible debentures	-	351,500
Repayment of convertible debentures	-	(25,000)
Proceeds from share subscriptions	60,000	-
Proceeds from issuance of common shares	1,758,672	-
Net cash provided by financing activities	1,487,349	1,377,123
Effect of exchange rate changes on cash	(96,044)	(11,751)

Net increase (decrease) in cash	129,274	(13,995)

Cash at beginning of period	184,754	81,696

Cash at end of period	$$314,028	$67,701

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$$101,511	$59,479
Cash paid for income taxes	$-	$-

Non cash financing activities:
Convertible debentures issued for settlement of related party fees	$-	$20,000
Convertible debentures issued for settlement of accounts payable	$-	$10,000
Convertible debentures issued for settlement of related party and shareholder loans	$75,000	$35,000
Common shares issued for settlement of accounts payable	$36,000	$-
Common shares issued in settlement of related party fees	$154,940	$-
Common shares issued in settlement of related party and shareholder loans	$222,587	$-
Common shares issued in settlement of deferred related party fees	$-	$48,000

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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid (“E-liquid”), which is the liquid used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by an atomizer to deliver the sensation of smoking and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, without burning tobacco. The Company provides consumers with choice and quality across various categories and price points to deliver the most efficient and effective vaping solutions for nicotine and related products. Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, Enriched Vapor and Crown E-liquid™.

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2017, the Company has an accumulated deficit of $16,782,133 and a working capital deficiency of $4,478,693 as well as negative cash flows from operating activities of $1,250,358 for the six month period ended June 30, 2017. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

(b)
Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three and six month periods ended June 30, 2017, the Company expensed $39,313 and $91,847, respectively, (June 30, 2016: $113,442 and $158,552) as corporate promotions. These amounts have been recorded as an administrative expense.

(c)
Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Adoption of ASU 2015-17 did not have an impact on the Company’s coondensed consolidated interim financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. Adoption of ASU 2016-09 did not have an impact on the Company’s condensed consolidated interim financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). The new guidance changed how a reporting entity that is a single decision maker for a variable interest entity (“VIE”) will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under previous U.S. GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. Adoption of ASU 2016-17 did not have an impact on the Company’s condensed consolidated interim financial statements.

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

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which is the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Furthermore, a 12% discount rate has been used to calculate the present value of the Unsecured Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Unsecured Promissory Notes, interest will be accrued at 12% per annum to accrete the Unsecured Promissory Notes to their respective principal amounts. During the six month periods ended June 30, 2017 and 2016, the Company recorded $nil and $16,078, respectively, in interest expense related to the accretion of the Unsecured Promissory Notes.

	Promissory Notes A	Promissory Notes B	Promissory Notes C	Total
Present value at December 31, 2015	$203,573	$291,620	$267,857	$763,050
Measurement period adjustment	(19,505)	-	-	(19,505)
Interest expense related to accretion	(751)	8,380	32,143	39,772
Present value at December 31, 2016	183,317	300,000	300,000	783,317
Present value at June 30, 2017	$183,317	$300,000	$300,000	$783,317

(b) On December 2, 2015, the Company acquired all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist™ and Replicant E-liquid brands (the “The Mad Alchemist Brands”).

In consideration for the acquisition, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of The Mad Alchemist Brands. The earn-out commences on the closing date and pays up to a maximum of 25% of the gross profit stream. The number of Common Shares issuable will be calculated and priced using the 5 day weighted average closing market price prior to each issuance date. Furthermore, a 12% discount rate has been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest will be accrued at 12% per annum to accrete the payments to their respective principal amounts. During the six month periods ended June 30, 2017 and 2016, the Company recorded $nil and $9,582, respectively, in interest expense related to the accretion of the Amounts Owing on Acquisition.

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition payable by the Company to TMA Vendors pursuant to the TMA Asset Purchase Agreement in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon execution of the settlement, $27,500 was payable thirty days following the signing of the settlement and the remaining $27,500 was payable at the later of (i) sixty days following the signing of the TMA Settlement Agreement, or (ii) the completion of the historical audit of TMA. As a result of the TMA Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at June 30, 2017, $55,000 (December 31, 2016: $55,000) remains payable to the TMA Vendors. In addition, the Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA vendors, entered into on the date of closing of the acquisition by the Company, and all amounts were fully settled pursuant to the TMA Settlement Agreement. Due to the change in circumstances, during the year ended December 31, 2016, the Company tested goodwill and intangibles for impairment and as a result, the Company has fully impaired goodwill and intangible assets related to the acquired assets of TMA in the amount of $208,376 and $122,983, respectively, which formerly represented the value of brands, customer relationships, workforce and business acumen acquired.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2017	December 31, 2016
Vendor deposits	$21,421	$13,256
Prepaid expenses	235,385	301,348
Trade currency	45,000	45,000
Other receivables	152,383	103,104
	$454,189	$462,708

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services accounts.

6. INVENTORY

Inventory consists of the following:

	June 30, 2017	December 31, 2016
Vaping hardware and accessories	$29,284	$105,496
E-liquid bottles - finished goods	160,922	181,392
E-liquid components	109,454	158,050
Bottles and packaging	256,113	100,197
	$555,773	$545,135

During the three month periods ended June 30, 2017 and 2016, the Company expensed $493,987 and $345,036 of inventory as cost of goods sold, respectively. During the six month periods ended June 30, 2017 and 2016, the Company expensed $1,040,720 and $1,205,982 of inventory as cost of goods sold, respectively. At June 30, 2017, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$65,610	$28,732	$36,878	$45,917
Computer hardware	20,899	8,565	12,334	15,985
Manufacturing equipment	64,529	26,961	37,568	31,166
	$151,038	$64,258	$86,780	$93,068

Depreciation expense for the three month periods ended June 30, 2017 and 2016 amounted to $10,045 and $15,015, respectively. Depreciation expense for the six month periods ended June 30, 2017 and 2016 amounted to $19,701 and $28,510, respectively.

At June 30, 2017, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30,			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
VaporLiq Website	$10,000	$3,917	$6,083	7,083

Amortization expense on website development for the three month periods ended June 30, 2017 and 2016 amounted to $500 for each period. Amortization expense on website development for the six month periods ended June 30, 2017 and 2016 amounted to $1,000 for each period. The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020, estimated amortization expense approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
Brands	$50,000	$18,000	$32,000	$37,000
Customer relationships	173,000	67,000	106,000	123,300
	$223,000	$85,000	$138,000	$160,300

Amortization expense on intangible assets for the three month periods ended June 30, 2017 and 2016 amounted to $11,150 and $43,000, respectively. Amortization expense on intangible assets for the six month periods ended June 30, 2017 and 2016 amounted to $22,300 and $54,000, respectively. The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $44,600 per year. For the year ending December 31, 2020, estimated amortization expense approximates $26,500.

10. GOODWILL

	June 30, 2017	December 31, 2016
Opening balance	$889,497	$1,252,084
Measurement period adjustment	-	(154,211)
Impairment	-	(208,376)
End of period	$889,497	$889,497

During the year ended December 31, 2016, the Company tested the goodwill for impairment. As a result, the Company fully impaired the goodwill related to the acquisition of the assets of TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	June 30, 2017	December 31, 2016
Non-interest bearing, unsecured, no specific terms of repayment(i)	$-	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(ii)	12,680	23,223
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	516,302	474,065
Non-interest bearing, secured by the assets of the Company, matures on March 12, 2017 and currently in default(vi)	154,120	-
	$683,102	$502,288

The Company has outstanding long term loans from shareholders as follows:

	June 30, 2017	December 31, 2016
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iii)	$385,300	$372,400
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iv)	100,000	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	-	24,951
	$485,300	$497,351

(i) During the six month period ended June 30, 2017, the amount owing to the shareholder increased from $5,000 to $22,692 and was then fully settled through the issuance of 226,920 private placement units at a price of $0.10 per unit. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share.

(ii) During the three and six month period ended June 30, 2017, the Company accrued interest of $1,327 and $2,726, respectively, on this shareholder loan (June 30, 2016: $1,452 and $2,797). Total accrued interest owing on the shareholder loan at June 30, 2017 was $16,017 (December 31, 2016: $12,784) which is included in accrued liabilities. During the six month period ended June 30, 2017, $10,000 owing on this shareholder loan was settled with the issuance of face value $10,000 of Convertible Debentures Series C-3 (note 15) and $3,512 was settled with cash.

(iii) On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $385,300) (December 31, 2016: CAD $500,000; USD $372,400) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the year ended December 31, 2016, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018. The amendment to the Secured Note was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

During the three and six month periods ended June 30, 2017, the Company accrued interest of $12,114 and $24,028, respectively, (June 30, 2016: $10,999 and $21,385) on the Secured Note. Accrued interest owing on the Secured Note at June 30, 2017 was $121,046 (December 31, 2016: $93,221) which is included in accrued liabilities.

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

During the three and six month periods ended June 30, 2017, the Company accrued interest of $3,234 and $6,389, respectively, (June 30, 2016: $2,928 and $5,784) on the Secured Note No.2. Accrued interest owing on the Secured Note No.2 at June 30, 2017 was $31,541 (December 31, 2016: $25,152) which is included in accrued liabilities.

In connection to the maturity date extension of Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued warrants for the purchase of 250,000 Common Shares exercisable until July 1, 2018 at an exercise price of $0.20 per share (note 17(b)).

(v) On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (USD $516,302) (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000 (USD $516,302), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At June 30, 2017, CAD $52,000 (USD $39,099) of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 17(g)).

During the three and six month periods ended June 30, 2017, the Company accrued interest of $8,048 and $16,042, respectively, (June 30, 2016: $6,970 and $8,135) on the Shareholder Loan. Accrued interest owing on the Shareholder Loan at June 30, 2017 was $40,665 (December 31, 2016: $23,433) which is included in accrued liabilities. At June 30, 2017, the Company owes the shareholder $403,018 in principal payments.

(vi) On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (USD $154,120) (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 17(n)). The Bridge Loan matured on March 12, 2017 and is currently in default.

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

During the three and six month period ended June 30, 2017, the Company paid $nil and $nil, respectively, (June 30, 2016: $2,189 and $2,189) of interest and standby fees as a result of the Credit Facility.

On January 18, 2016, and in connection to the Term Loan (note 13), the Company and the Lenders entered into a loan termination agreement whereby the Company and the Lenders terminated and retired the Credit Facility. As a result, the CAD $294,000 in amounts advanced from the Credit Facility and the CAD $3,093 in accrued interest owing on the Credit Facility were rolled into the Term Loan.

13. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and shall mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 17(d)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 17(d)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 17(k)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: i) the warrants for the purchase of 250,000 Common Shares (note 17(d)) issued on January 18, 2016 in connection to the Term Loan; and ii) the warrants for the purchase of 250,000 Common Shares (note 17(d)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 12) as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of $50,000 in financing fees. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares and warrants for the purchase of 46,811 Common Shares. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

During the three and six month periods ended June 30, 2017, the Company expensed $42,120 and $86,673, respectively, (June 30, 2016: $29,824 and $52,836) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the six month period ended June 30, 2017, the Company paid $171,976 to the Lenders consisting of $101,511 in interest and $70,465 in principal payments. At June 30, 2017, the Company owes the Lenders $26,932, consisting of $14,225 in interest and $12,707 in principal payments, which was paid to the Lenders on July 15, 2017 as per the terms of the Cash Sweep.

The amount owing on the Term Loan is as follows:

	June 30, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Exchange loss (gain) during the period/year	36,885	(28,159)
Principal payments made	(70,465)	(76,815)
Interest accrued	86,673	140,540
Interest payments made	(101,511)	(111,069)
Ending balance	$1,095,919	$1,144,337

14. PROMISSORY NOTES

The Company has outstanding current promissory notes as follows:

	June 30, 2017	December 31, 2016
Unsecured Promissory Notes (note 4(a))	$783,317	$783,317
Unsecured, bears interest at 18% per annum, matures June 19, 2019(i)	30,000	-
Unsecured, bears interest at 10%, matures December 15, 2017(ii)	16,750	-
Unsecured, bears interest at 10% per annum, matures September 28, 2017(iii)	5,250	17,750
	$835,317	$801,067

The Company has outstanding long term promissory notes as follows:

	June 30, 2017	December 31, 2016
Unsecured,bears interest at 18% per annum, matures June 19, 2019(i)	$30,000	-

(i) On June 30, 2017, the Company issued a promissory note in the amount of $60,000 to an unrelated party. The principal together with interest at the rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the note holder, the entire principal amount remaining will become due and payable without notice. At June 30, 3017, $30,000 of the principal on this promissory note has been classified as a current liability and $30,000 has been classified as a long term liability on the balance sheet.

(ii) On April 20, 2017, the Company issued a promissory note in the amount of $20,000 to an unrelated party. The principal together with interest at the rate of 10% over the term of the promissory note is payable in monthly instalments of $2,750 with the first payment due on May 15, 2017 and the final payment due on December 15, 2017. In the event of default by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the note holder, the entire principal amount remaining will become due and payable without notice. During the three and six month periods ended June 30, 2017, the Company paid $250 and $250, respectively, (June 30, 2016: $nil and $nil) in interest on this promissory note. At June 30, 2017, the Company was delinquent on its June 30, 2017 payment which has since been paid.

(iii) On September 28, 2016, the Company issued a promissory note in the amount of $21,000 to an unrelated party. The principal together with interest at the rate of 10% per annum is payable in monthly instalments of $2,000 with the first payment due on October 28, 2016 and the final payment due on September 28, 2017. In the event of default by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the note holder, the entire principal amount remaining will become due and payable without notice. During the three and six month periods ended June 30, 2017, the Company paid $750 and $1,500, respectively, in interest (June 30, 2016: $nil and $nil) on this promissory note.

15. CONVERTIBLE DEBENTURES

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

Convertible Debentures Series B

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (“Convertible Debentures Series B”) for proceeds of $650,000. Each Convertible Debentures Series B consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 5,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 17(c)). The Convertible Debentures Series B mature on January 31, 2018 and bear interest at a rate of 8% per annum, payable quarterly in arrears. The face value of the Convertible Debentures Series B, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series B at any time after six months from issuance and prior to maturity. Of the $650,000 in face value of Convertible Debentures Series B issued on December 31, 2015, $276,000 were issued in settlement of loans from related parties, $10,000 were issued in settlement of related party consulting fees $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 17). The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties (note 20(c)) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C (“Convertible Debentures Series C-2”) for proceeds of $275,000 which were fully issued in exchange for cash.

On January 20, 2017, the Company issued an additional 75 units of Convertible Debentures Series C (“Convertible Debentures Series C-3”) in settlement of $65,000 owing to a related party (note 20(c)) and $10,000 owing in shareholder loans (note 11(ii)).

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

For the face value $375,000 of Convertible Debentures Series C-1 issued on May 20, 2016, the relative fair value of the warrants included in the issuance totaling $234,737 (note 17(i)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-1 was calculated to be $140,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, net of transaction costs, was recorded in additional paid-in capital.

For the face value $275,000 of Convertible Debentures Series C-2 issued on December 31, 2016, the relative fair value of the warrants included in the issuance totaling $143,871 (note 17(m)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-2 was calculated to be $131,129. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $131,129, was recorded in additional paid-in capital.

For the face value $75,000 of Convertible Debentures Series C-3 issued on January 20, 2017, the relative fair value of the warrants included in the issuance totaling $43,737 (note 17(o)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-3 was calculated to be $31,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $31,263, was recorded in additional paid-in capital.

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Convertible Debentures Series A	$-	$-	$-	$17,342
Convertible Debentures Series B	40,104	8,334	83,841	13,130
Conversion of Convertible Debentures Series B	342,399	-	342,399	-
Convertible Debentures Series C-1	24,412	5,814	44,584	5,814
Conversion of Convertible Debentures Series C-1	163,599	-	163,599	-
Convertible Debentures Series C-2	15,077	-	20,286	-
Convertible Debentures Series C-3	4,112	-	6,283	-
	$589,703	$14,148	$660,992	$36,286

Convertible Debentures as of June 30, 2017 and December 31, 2016, are as follows:

Balance, December 31, 2015	$87,158
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Conversion of Convertible Debentures Series B	(423,000)
Conversion of Convertible Debenture Series C-1	(190,000)
Amortization of debt discount	660,992
Balance, June 30, 2017	$131,696

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at June 30, 2017, the Company received the following forms of elections from holders of the Convertible Debentures:

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

As at June 30, 2017, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares remain unissued.

Conversions and Repayments of Convertible Debentures Series B & C

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series B, the Company sent notices of its election to convert $423,000 in face value and $45,058 in accrued interest to holders of Convertible Debentures Series B at $0.10 per share for a total of 4,680,581 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $342,399. The above amount included the conversion of $286,000 in face value and $30,465 in accrued interest held by related parties of the Company (note 20(c)).

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company sent notices of its election to convert $190,000 in face value and $14,367 in accrued interest to holders of Convertible Debentures Series C-1 at $0.10 per share for a total of 2,043,670 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $163,599. The above amount included the conversion of $5,000 in face value and $378 in accrued interest held by related parties of the Company (note 20(c)).

As at June 30, 2017, face value $227,000 of Convertible Debentures Series B and face value $535,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the three and six month periods ended June 30, 2017, the Company recorded interest expense in the amount of $19,229 and $46,023, respectively, (June 30, 2016: $18,816 and $231,780) on the Convertible Debentures. The interest owing on the convertible debentures is included in accrued liabilities on the balance sheet.

16. COMMON STOCK

During the six months ended June 30, 2017, the Company:

●	Issued 18,483,818 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for cash proceeds, net of issuance costs, of $1,758,672;
●	Issued 1,998,950 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $199,895 in amounts owing to related parties (note 20(c));
●	Issued 226,920 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $22,692 in amounts owing to a shareholder (note 11(i));
●
Issued 320,022 Common Shares, at an average price of $0.156 per share, for settlement of $50,000 in consulting fees owing to a shareholder, previously granted and recognized as Common Shares to be issued as at December 31, 2016;

●
Issued 143,715 Common Shares, at an average price of $0.129 per share, for settlement of $18,550 in consulting fees owing to an unrelated party, previously granted and recognized as Common Shares to be issued as at December 31, 2016;

●
Issued 366,667 Common Shares, at a price of $0.15 per share, for settlement of $55,000 in consulting fees owing to an unrelated party, previously granted and recognized as Common Shares to be issued as at December 31, 2016;

●
Issued 300,000 Common Shares, at a price of $0.10 per share, for settlement of $30,000 in amounts owing to a director of the Company (note 20(a)). The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt;

●
Issued 300,000 Common Shares, at a price of $0.167 per share, for settlement of $50,000 in charitable contributions owing to an unrelated party (note 22(d)). The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $36,000. The balance of $14,000 has been recorded as a gain on settlement of debt;

●	Issued 50,000 Common Shares, at a price of $0.12 per share, as $6,000 in employment income to an unrelated party;
●
Issued 871,000 Common Shares, at a price of $0.10 per share, for settlement of $87,100 in directors fees owing to former directors of the Company (note 20(a)). The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt;

●
Issued 500,000 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, as settlement of $50,000 in financing fees in connection to the Term Loan Amendment No.2 (note 13). Of the 500,000 Common Shares issued, 93,622 Common Shares were issued to related parties (note 20(c));

●
Issued 6,130,000 Common Shares, at a price of $0.10 per share, on conversion of $613,000 of Convertible Debentures (note 15). The above amount included the conversion of $291,000 of Convertible Debentures held by related parties of the Company (note 20(c)); and

●
Issued 594,251 Common Shares, at price of $0.10 per share, for settlement of $59,425 in interest owing on Convertible Debentures (note 15). The above amount included the settlement of $30,843 of interest owing on Convertible Debentures held by related parties of the Company (note 20(c)).

During the year ended December 31, 2016, the Company:

●
Issued 480,000 Common Shares, at a price of $0.10 per share, for settlement of $48,000 in deferred fees owing to a related party (note 20(c)). The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $76,800. The balance of $28,800 has been recorded as a loss on settlement of debt;

●
Issued 562,715 Common Shares, at an average price of $0.141 per share, for settlement of $79,154 in consulting fees owing to unrelated parties. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $78,780. The balance of $374 has been recorded as a gain on settlement of debt; and

●	Issued 150,000 Common Shares, at a price of $0.14 per share, as $21,000 in related party employment income (note 20(c)).

17. WARRANTS

The following schedule summarizes the outstanding warrants for the purchase of Common Shares of the Company:

	June 30, 2017			December 31, 2016
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of year	17,310,000	$0.23	1.21	8,177,373	$0.25	1.39
Issued	14,252,782	0.21	0.93	11,935,000	0.21	2.05
Cancelled	(1,750,000)	0.25	1.03	(1,125,000)	0.25	1.13
Expired	(2,750,000)	0.35	-	(1,677,373)	0.19	-
End of year	27,062,782	$0.21	0.92	17,310,000	$0.23	1.21

The Company has issued warrants for the purchase of Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
May 29, 2015	(a)	250,000	2.00	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(a)	250,000	2.00	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(a)	250,000	2.00	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(a)	250,000	2.00	0.70	0.85%	Nil	298%	34,755
December 30, 2015	(b)	250,000	1.50	0.20	0.88%	Nil	190%	26,821
December 31, 2015	(c)	3,250,000	2.00	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(d)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
February 18, 2016	(e)	300,000	2.00	0.25	0.80%	Nil	275%	30,501
February 18, 2016	(f)	1,500,000	2.00	0.25	0.80%	Nil	275%	152,503
March 2, 2016	(g)	1,000,000	2.00	0.20	0.91%	Nil	271%	158,995
April 13, 2016	(h)	1,750,000	2.00	0.25	0.88%	Nil	264%	241,754
May 20, 2016	(i)	3,750,000	2.00	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(j)	85,000	2.00	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(k)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(l)	250,000	1.50	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(m)	2,750,000	2.00	0.20	1.20%	Nil	259%	143,871
January 12, 2017	(n)	50,000	1.00	0.20	0.81%	Nil	191%	4,988
January 20, 2017	(o)	750,000	2.00	0.20	1.20%	Nil	267%	43,737
January 31, 2017	(p)	3,773,006	1.00	0.20	0.84%	Nil	173%	224,479
January 31, 2017	(q)	411,361	1.00	0.20	0.84%	Nil	173%	24,474
February 17, 2017	(r)	907,948	1.00	0.20	0.82%	Nil	167%	63,641
February 17, 2017	(s)	108,954	1.00	0.20	0.82%	Nil	167%	7,615
March 8, 2017	(t)	1,500,000	2.00	0.25	1.36%	Nil	266%	193,438
March 21, 2017	(u)	3,270,045	1.00	0.20	1.00%	Nil	165%	236,773
March 21, 2017	(v)	27,623	1.00	0.20	1.00%	Nil	165%	2,000
April 4, 2017	(w)	250,000	1.00	0.20	1.03%	Nil	163%	19,703
April 6, 2017	(x)	500,000	2.00	0.25	1.24%	Nil	167%	52,643
June 2, 2017	(y)	1,634,615	1.00	0.20	1,16%	Nil	171%	110,602
June 16, 2017	(z)	769,230	1.00	0.20	1.21%	Nil	171%	57,765
June 28, 2017	(aa)	300,000	1.00	0.20	1.21%	Nil	159%	23,020
		30,687,782						2,841,050

(a) Issued in connection to a commission agreement. The warrants vest in four tranches of 250,000 warrants each. The first tranche has an exercise price of $0.40 per share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. During the year ended December 31, 2015, the Company booked the fair value of the vested warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the six month periods ended June 30, 2017 and 2016, the Company expensed $7,367 and $8,840, respectively, in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(b) Issued in connection to the Secured Notes (note 11). During the year ended December 31, 2015, the Company booked the fair value of the warrants in the amount of $26,821 as a prepaid to be expensed over the life of the Secured Notes. During the six month periods ended June 30, 2017 and 2016, the Company expensed $8,843 and $8,892, respectively, of the prepaid as financing fees which has been recorded as an interest expense.

(c) Issued in connection to the issuance of Convertible Debentures Series B (note 14). The relative fair value of the warrants in the amount of $516,343, along with the BCF, represents debt discount on the Convertible Debentures Series B and is accreted over the life of the convertible debentures using the effective interest rate. During the six month periods ended June 30, 2017 and 2016, the Company recorded interest expense in the amount of $83,841 and $13,130, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B.

(d) Issued in connection to the Term Loan (note 13). On July 15, 2016 and in connection to the Term Loan Amendment, the Company extended the expiration date of the warrants to December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the warrants and the extension in the amount of $51,598 as a prepaid to be expensed over the life of the Term Loan. During the six months ended June 30, 2017 and 2016, the Company expensed $9,465 and $12,921, respectively, as financing fees which has been recorded as interest expense. On July 15, 2016 and in connection to the Term Loan Amendment, the Company also extended the expiration date of the warrants for the purchase of 250,000 Common Shares that were issued on August 1, 2014 in connection to the Credit Facility (note 12) and extended on January 18, 2016 in connection to the Term Loan (note 13) until December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the extensions in the amount of $42,325 as a prepaid to be expensed over the life of the Term Loan. During the six month periods ended June 30, 2017 and 2016, the Company expensed $8,076 and $9,467, respectively, as financing fees which has been recorded as interest expense.

(e) Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants would be automatically canceled. On August 31, 2016, the Company terminated the consulting agreement and 187,500 of the unvested warrants have been cancelled and the remaining 112,500 vested warrants remain outstanding and exercisable until February 17, 2018 as mutually agreed in the termination. During the six month periods ended June 30, 2017 and 2016, the Company expensed $nil and $16,511, respectively, as stock based compensation which has been recorded as an administrative expense.

(f) Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On October 25, 2016, the Company terminated the consulting agreement and 937,500 unvested warrants have been cancelled and the remaining 562,500 vested warrants remain outstanding and exercisable until June 30, 2018 as mutually agreed in the termination. During the six month periods ended June 30, 2017 and 2016, the Company expensed $nil and $82,556, respectively, as stock based compensation which has been recorded as an administrative expense.

(g) Issued in connection to the Loan Agreement (note 11(v)). The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $158,995 as a prepaid to be expensed over the life of the Shareholder Loan. During the six month periods ended June 30, 2017 and 2016, the Company expensed $41,073 and $22,083, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(h) Issued in connection to a consulting agreement. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, June 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically canceled. During the six month period ended June 30, 2017, the Company terminated the consulting agreement for cause and all warrants issued in connection to the consulting agreement were canceled. As a result of the termination, the Company did not record any stock based compensation during the six month period ended June 30, 2017. During the six month period ended June 30, 2016, the Company expensed $135,032 in stock based compensation in relation to these warrants.

(i) Issued in connection to the issuance of Convertible Debentures Series C-1 (note 15). The relative fair value of the warrants in the amount of $234,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the convertible debentures using the effective interest rate. During the six month periods ended June 30, 2017 and 2016, the Company recorded interest expense in the amount of $39,385 and $5,814, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-1.

(j) Issued as a commission payment related to the issuance of the Convertible Debentures Series C-1. The fair value of the warrants in the amount of $14,225 was recorded as a reduction to the proceeds received from the Convertible Debentures Series C-1 (note 15).

(k) Issued in connection to the Term Loan Amendment (note 13). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $45,799 as a prepaid to be expensed over the life of the Term Loan. During the six month periods ended June 30, 2017 and 2016, the Company expensed $11,562 and $nil, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(l) Issued in connection to the Secured Notes (note 11). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $18,840 as prepaid to be expensed over the life of the Secured Notes. During the six month periods ended June 30, 2017 and 2016, the Company expensed $3,055 and $nil, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(m) Issued in connection to the issuance of Convertible Debentures Series C-2 (note 15). The relative fair value of the warrants in the amount of $143,871, along with the BCF, represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the convertible debentures using the effective interest rate. During the six month periods ended June 30, 2017 and 2016, the Company recorded interest expense in the amount of $11,022 and $nil, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-2.

(n) Issued in connection to the Bridge Loan Agreement (note 11(vi)). During the six month periods ended June 30, 2017 and 2016, the Company expensed the fair value of the warrants in the amount of $4,988 and $nil, respectively, as financing fees which has been recorded as interest expense.

(o) Issued in connection to the issuance of Convertible Debentures Series C-3 (note 15). The relative fair value of the warrants in the amount of $43,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-3 and is accreted over the life of the convertible debentures using the effective interest rate. During the six month periods ended June 30, 2017 and 2016, the Company recorded interest expense in the amount of $20,286 and $nil, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-3.

(p) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(q) Issued as a commission payment related to the issuance of private placement units. The fair value of the warrants in the amount of $24,474 was recorded as a reduction to the proceeds received from the private placement issuance.

(r) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(s) Issued as a commission payment related to the issuance of private placement units. The fair value of the warrants in the amount of $7,615 was recorded as a reduction to the proceeds received from the private placement issuance.

(t) Issued in connection to an employment agreement. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business. At June 30, 2017, no stock based compensation has been recorded as the employee has not yet begun to generate new business sales.

(u) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(v) Issued as a commission payment related to the issuance of the private placement units. The fair value of the warrants in the amount of $2,000 was recorded as a reduction to the proceeds received from the private placement issuance.

(w) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(x) Issued in connection to an employment agreement, the warrants shall vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee. The Company expects both tranches to vest at August 15, 2017 and has recorded $35,094 in stock based compensation for the six month period ended June 30, 2017.

(y) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(z) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(aa) Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

18. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Bridge Loan Agreement	$-	$-	$4,988	$-
Warrants issued as commission related to private placements units	-	-	34,089	-
Warrants issued in relation to consulting agreements	35,094	172,431	35,094	222,939
Total Warrants Issued as Stock Based Compensation	35,094	172,431	74,171	222,939

Issuance of stock options (note 21)	1,213,605	-	1,213,605	-
Common shares issued for consulting fees	6,000	100,154	6,000	100,154
Common shares to be issued for consulting fees	-	32,710	-	32,710
Total Stock Based Compensation	$1,254,699	$305,295	$1,293,776	$355,803

19. SHARES TO BE ISSUED

As at June 30, 2017, the Company has $83,000 in Common Shares to be issued, consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 15); and

●
600,000 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for cash proceeds of $60,000.

As at December 31, 2016, the Company had $146,550 in Common Shares to be issued, consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 15);

●
320,022 Common Shares, valued at an average price of $0.156 per share, to be issued due to the settlement of $50,000 in consulting fees owing to a shareholder. Such Common Shares were issued on April 5, 2017;

●
143,715 Common Shares, valued at an average price of $0.129 per share, to be issued due to the settlement of $18,550 in consulting fees owing to an unrelated party. Such Common Shares were issued on April 5, 2017; and

●
366,667 Common Shares, valued at $0.15 per share, to be issued due to the settlement of $55,000 in consulting fees owing to an unrelated party. Such Common Shares were issued on April 5, 2017.

20. RELATED PARTY TRANSACTIONS

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

Advances from related parties were as follows:

	June 30, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$159,236	$95,759
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	139,167	313,745
Consulting fees owing to persons related to Officers who are also Directors of the Company	53,878	77,463
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	552,634	901,784
Amounts payable to a corporation related by virtue of a common Officer and Director of the Company	-	76,407
Consulting fees and directors fees payable to Directors of the Company	25,680	13,725
	$930,595	$1,478,883

At June 30, 2017, the Company had deferred amounts of $1,060,687 (December 31, 2016: $1,085,906) owing to related parties. The deferred amounts consist of $573,280 (December 31, 2016: $572,506) owing to Officers of the Company, two of which are also Directors, for consulting fees payable, amounts of $61,000 owing to Directors of the Company for directors fees payable and amounts of $385,300 (CAD $500,000) (December 31, 2016: $372,400; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director, for management service fees payable and $41,107 of amounts accrued towards the incentive bonus to be paid at maturity. The amounts are non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers will receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The bonus will be expensed over the term of the deferrals. During the six month periods ended June 30, 2017 and 2016, the Company expensed $47,307 and $nil, respectively, in interest expense related to the incentive bonus.

During the six month period ended June 30, 2017, the Company settled $87,100 of fees payable, deferred and otherwise, to two former Directors of the Company with the issuance of 871,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt (note 16).

During the six month period ended June 30, 2017, the Company settled $30,000 of amounts payable to a Director of the Company with the issuance of 300,000 Common Shares. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt (note 16).

During the year ended December 31, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares.

(b)	Interest accrued to related parties were as follows:

	June 30, 2017	December 31, 2016

Interest accrued on advances by Officers of the Company, one of which is also a Director	$325,783	$234,121
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	44,277	29,669
	$370,060	$263,790

(c) Transactions with related parties were as follows:

During the six month period ended June 30, 2017, the Company expensed $nil (June 30, 2016: $48,080) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the six month period ended June 30, 2017, the Company expensed $20,689 (June 30, 2016: $11,024) in costs related to vehicles for the benefit of three Officers, two of which are also Directors of the Company, and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $48,532 (June 30, 2016: $136,773) in travel and entertainment expenses incurred by Officers and Directors of the Company.

On June 30, 2017, the Company issued 3,042,931 Common Shares, at a price of $0.10 per share, to an Officer who is also a Director of the Company, on the conversion of $275,000 in face value of the Convertible Debentures Series B and the settlement of $29,293 in interest accrued on the Convertible Debentures Series B (note 15).

On June 30, 2017, the Company issued 121,717 Common Shares, at a price of $0.10 per share, to a person related to an Officer who is also a Director of the Company, on the conversion of $11,000 in face value of the Convertible Debentures Series B and the settlement of $1,171 in interest accrued on the Convertible Debentures Series B (note 15).

On June 30, 2017, the Company issued 53,781 Common Shares, at a price of $0.10 per share, to a Director of the Company, on the conversion of $5,000 in face value of the Convertible Debentures Series C-1 and the settlement of $378 in interest accrued on Convertible Debentures Series C-1 (note 15).

On March 21, 2017, the Company issued 1,998,950 Common Shares as part of private placement units, at a price of $0.10 per private placement unit, for settlement of $199,895 in amounts owing to related parties.

On January 20, 2017, the Company issued 65 units of Convertible Debentures Series C-3 in settlement of $65,000 owing to a related party (note 15).

During the year ended December 31, 2016, amounts owing to a former related party in the amount of $9,263 were forgiven, as a result, the Company recorded a gain on settlement in the amount of $9,263.

On June 17, 2016, the Company issued 150,000 Common Shares, at a price of $0.14 per share, to a person related to an Officer and Director of the Company, on the signing of a new employment agreement.

On May 20, 2016, the Company issued face value $55,000 of Convertible Debentures Series C-1 to related parties consisting of $10,000 to a person related to an Officer and Director for settlement of fees payable, $10,000 to a Director of the Company for settlement of directors fees payable and $35,000 to a corporation owned by two Officers of the Company, one of which is also a Director, for settlement of loans payable (note 15).

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C-1 to two Directors of the Company for cash (note 15).

On February 2, 2016, the Company settled $48,000 in consulting fees payable to a related party and agreed to issue 480,000 Common Shares at a price of $0.10 per share. Such Common Shares were issued on May 19, 2016.

On May 20, 2016, the Company issued face value $55,000 of Convertible Debentures Series C-1 to related parties consisting of $10,000 to a person related to an Officer and Director for settlement of fees payable, $10,000 to a Director of the Company for settlement of directors fees payable and $35,000 to a corporation owned by two Officers of the Company, one of which is also a Director, for settlement of loans payable (note 15).

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C-1 to two Directors of the Company for cash (note 15).During the year ended December 31, 2016, amounts owing to a former related party in the amount of $9,263 were forgiven, as a result, the Company recorded a gain on settlement in the amount of $9,263.

On June 30, 2017, the Company issued 3,042,931 Common Shares, at a price of $0.10 per share, to an Officer who is also a Director of the Company, on the conversion of $275,000 in face value of the Convertible Debentures Series B and the settlement of $29,293 in interest accrued on the Convertible Debentures Series B (note 15).

On June 30, 2017, the Company issued 121,717 Common Shares, at a price of $0.10 per share, to a person related to an Officer who is also a Director of the Company, on the conversion of $11,000 in face value of the Convertible Debentures Series B and the settlement of $1,171 in interest accrued on the Convertible Debentures Series B (note 15).

On June 30, 2017, the Company issued 53,781 Common Shares, at a price of $0.10 per share, to a Director of the Company, on the conversion of $5,000 in face value of the Convertible Debentures Series C-1 and the settlement of $378 in interest accrued on Convertible Debentures Series C-1 (note 15).

The Company expensed consulting fees payable to related parties as follows:

	June 30, 2017	June 30, 2016
Officers	$170,595	$81,840
Persons related to a Director	73,109	26,389
	$243,704	$108,229

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Credit Facility and the Term Loan, each committed to provide a total of CAD $150,000 of the Term Loan (notes 12 and 13).

On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units, at a price of $0.10 per unit, for settlement of $50,000 in financing fees. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares and warrants for the purchase of 46,811 Common Shares.

21. STOCK OPTION PLAN

On June 16, 2017, the Company adopted a stock option plan (the “Option Plan”), under which the Board of Directors may from time to time, in its discretion, grant to directors, officers, employees and consultants of the Company non-transferable options to purchase Common Shares.

Pursuant to the Option Plan, the Company may issue options for such period and exercise price as may be determined by the Board of Directors, and in any case not exceeding ten years from the date of grant and equal to not more than 10% of the then issued and outstanding Common Shares. The minimum exercise price of an option granted under the Option Plan must not be less than 100% of the market value of the Common Shares on the date such option is granted, and if the option is issued to a 10% shareholder of the Company, the exercise price will not be less than 110% of the market value of the Common Shares on the date such option is granted.

Outstanding options at June 30, 2017 are as follows:

	Options Outstanding	Exercise Price	Expiry Date
Executive Officers	4,500,000	$0.20	June 15, 2020
Directors	1,250,000	$0.20	June 15, 2020
Employees	3,000,000	$0.20	June 15, 2020
	8,750,000

Grant Date	Expiry Date	Options Outstanding	Options Exercisable	Exercise Price	Fair Value Expense
June 16, 2017	June 15, 2020	8,750,000	8,750,000	$0.20	$1,213,605

The options fully vested on issuance and the fair value of $1,213,605 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.14
Risk-free interest rate	1.49%
Expected life	3 years
Estimated volatility in the market price of the Common Shares	306%

During the six month periods ended June 30, 2017 and 2016, the Company expensed $1,213,605 and $nil, respectively, as a stock option expense.

22. COMMITMENTS AND CONTINGENCIES

a) Premises Lease – Florida, USA

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2017	$28,055

b) Premises Leases – Budapest, Hungary

Effective January 2, 2017, a subsidiary of the Company entered into a lease agreement for a rental premises in Budapest, Hungary. The terms of the agreement are to be for a period of one year ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are denominated in Euros and are as follows:

2017	€13,500

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

d) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016, the Company accrued the full $50,000 in charitable contributions regarding this agreement. During the six months ended June 30, 2017, the Company settled the full amount owing in exchange for 300,000 Common Shares.

e) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. The Company is no longer selling the original recipe and as of June 30, 2017, has stopped accruing royalty payments on this agreement. During the three and six month periods ended June 30, 2017, the Company paid $nil and $649, respectively, (June 30, 2016: $nil and $nil) in relation to the royalty agreement.

23. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivables. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related trade receivables are subject to normal commercial credit risks. A substantial portion of the Company’s trade receivables are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At June 30, 2017, the Company recorded an allowance of $161,340 (December 31, 2016: $nil) in regards to customers with past due amounts. As at June 30, 2017, 23% (December 31, 2016: 15%) of the Company’s trade receivables are due from one customer and 59% of the trade receivables are due from four customers. During the six month period ended June 30, 2017, 30% (June 30, 2016: 31%) of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2017, the Company had liabilities due to unrelated parties through its financial obligations over the next five years in the aggregate principal amount of $5,316,945. Of such amount, the Company has obligations to repay $4,699,949 over the next twelve months with the remaining $616,996 becoming due within the following four years.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash, accounts payable and trade receivables that are denominated in CAD, HUF and EUR.

Analysis by currency in CAD, HUF and EUR equivalents is as follows:

June 30, 2017	Accounts Payable	Trade Receivables	Cash
CAD	$197,015	$29,431	$43,268
HUF	$230,041	$52,219	$14,119
EUR	$55,636	$59,824	$94,563

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $12,432, $16,370 and $9,875, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $12,432, $16,370 and $9,875, respectively.

The Company purchases inventory in a foreign currency, at June 30, 2017, the Company included $105,346 (December 31, 2016: $238,888) in inventory purchased in a foreign currency on its consolidated balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

24. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of E-liquid, vaporizers, E-cigarettes, and vaping accessories in North America and Europe. Total long lived assets by geographic location are as follows:

	June 30, 2017	December 31, 2016
Canada	$670	$826
United States	1,099,410	1,125,704
Europe	20,280	23,418
	$1,120,360	$1,149,948

Total sales by geographic location are as follows:

	June 30, 2017	June 30, 2016
Canada	$55,163	$-
United States	470,360	1,838,191
Europe	1,984,042	430,337
	$2,509,565	$2,268,528

25. SUBSEQUENT EVENTS

On July 1, 2017 and in connection to a consulting agreement, the Company issued warrants for the purchase of 75,000 Common Shares exercisable over eighteen (18) months at an exercise price of $0.20 per share.

On July 31, 2017, the Company acquired all of the issued and outstanding shares of Vape Brands International Inc. (“VBI”), a Canada-based E-liquid manufacturer and distributor, through its wholly owned subsidiary Gilla Enterprises Inc., pursuant to the terms of a share purchase agreement, dated July 31, 2017. Pursuant to the share purchase agreement, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share from the closing date, such warrants vesting in five (5) equal tranches every four (4) months following the closing date; (iii) a total of CAD $550,000 in non-interest bearing, unsecured vendor-take-back loans due over twenty-four (24) months, with principal repayments beginning five (5) months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out capped at (a) the total cumulative amount of CAD $2,000,000; or (b) five (5) years from the closing date (the “Earn-Out”). The Earn-Out shall be calculated as: (x) 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; (y) 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and (z) 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four (4) quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter. On July 31, 2017, the Company also entered into an employment agreement with one of the vendors at a base salary of CAD $155,000 per annum and issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share, such warrants vesting in four (4) equal tranches every six (6) months from the issuance date.

On August 4, 2017, the Company issued and sold on a private placement basis, 500,000 Common Shares of the Company at a price of $0.10 per share for cash proceeds of $50,000.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A ñ “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

The current business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid (“E-liquid”), which is the liquid used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by an atomizer to deliver the sensation of smoking and sometimes even mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, without burning tobacco. The Company provides consumers with choice and quality across various categories and price points to deliver the most efficient and effective vaping solutions for nicotine and related products. Gilla’s proprietary product portfolio includes the following brands: Coil Glaze™, Siren, The Drip Factory, Craft Vapes™, Craft Clouds, Surf Sauce, Vinto Vape, VaporLiq, Vape Warriors, Vapor’s Dozen, Miss Pennysworth’s Elixirs, Enriched Vapor and Crown E-liquid™.

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

On April 4, 2017, the Company issued, on a private placement basis, 500,000 private placement units of the Company (the “Units”) at a price of $0.10 per Unit as a settlement of $50,000 in financing fees in connection to a term loan amendment. Each Unit consisted of one Common Share and one half Common Share purchase warrant, each full warrant entitling the holder to purchase one Common Share at an exercise price of $0.20 per Common Share for a period of twelve months following the closing. The warrants for the purchase of 250,000 Common Shares were issued on April 4, 2017 and the 500,000 Common Shares were issued on June 22, 2017.

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

On April 30, 2017, the Company sent notices of forced conversion to holders of its unsecured subordinated convertible debenture units issued on December 31, 2015 (the “Convertible Debenture Series B”) electing to force conversion of a total of $423,000 in face value and $45,058 in accrued interest owing on the Convertible Debentures Series B. On June 30, 2017 and in connection to the aforementioned notices, the Company issued a total of 4,680,581 Common Shares at a price of $0.10 per Common Share.

On April 30, 2017, the Company sent notices of forced conversion to holders of its unsecured subordinated convertible debenture units issued on May 20, 2016 (the “Convertible Debentures Series C-1”) electing to force conversion of a total of $190,000 in face value and $14,367 in accrued interest owing on the Convertible Debentures Series C-1. On June 30, 2017 and in connection to the aforementioned notices, the Company issued a total of 2,043,670 Common Shares at a price of $0.10 per Common Share.

On May 2, 2017, Henry J. Kloepper and Stanley D. Robinson resigned as directors of the Company, effective immediately. On May 2, 2017 and in connection to such resignations, the Company settled a total of $87,100 in directors fees payable to Mr. Kloepper and Mr. Robinson and issued a total of 871,000 Common Shares at a price of $0.10 per Common Share. Such Common Shares were issued on May 23, 2017.

On June 2, 2017, the Company issued and sold, on a private placement basis, 3,269,230 Units at a price of $0.10 per Unit for total gross proceeds of $326,923. The warrants for the purchase of 1,634,615 Common Shares were issued on June 2, 2017 and the 3,269,230 Common Shares were issued on June 22, 2017.

On June 16, 2017, the Company issued and sold, on a private placement basis, 1,538,460 Units at a price of $0.10 per Unit for total gross proceeds of $153,846. The warrants for the purchase of 769,230 Common Shares were issued on June 16, 2017 and the 1,538,460 Common Shares were issued on June 22, 2017.

On June 16, 2017, the Company adopted a stock option plan (the “Option Plan”), under which the Board of Directors may from time to time, in its discretion, grant to directors, officers, employees and consultants of the Company non-transferable options to purchase Common Shares. Pursuant to the Option Plan, the Company may issue options for such period and exercise price as may be determined by the Board of Directors, and in any case not exceeding ten years from the date of grant and equal to not more than 10% of the then issued and outstanding Common Shares. The minimum exercise price of an option granted under the Option Plan must not be less than 100% of the market value of the Common Shares on the date such option is granted, and if the option is issued to a 10% shareholder of the Company, the exercise price will not be less than 110% of the market value of the Common Shares on the date such option is granted.

On June 16, 2017, the Company’s Board of Directors granted and issued, under the Option Plan, options for the purchase of 8,750,000 Common Shares exercisable over thirty-six months at an exercise price of $0.20 per Common Share.

On June 28, 2017, the Company issued and sold, on a private placement basis, 600,000 Units at a price of $0.10 per Unit for total gross proceeds of $60,000. The warrants for the purchase of 300,000 Common Shares were issued on June 28, 2017 and the 600,000 Common Shares remain unissued.

Subsequent Events

On July 1, 2017 and in connection to a consulting agreement, the Company issued warrants for the purchase of 75,000 Common Shares exercisable over eighteen months at an exercise price of $0.20 per Common Share.

On July 31, 2017, the Company acquired all of the issued and outstanding shares of Vape Brands International Inc. (“VBI”), a Canada-based E-liquid manufacturer and distributor, through its wholly owned subsidiary Gilla Enterprises Inc., pursuant to the terms of a share purchase agreement, dated July 31, 2017. Pursuant to the share purchase agreement, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per Common Share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four months at an exercise price of $0.20 per Common Share from the closing date, such warrants vesting in five equal tranches every four months following the closing date; (iii) a total of $550,000 Canadian Dollars (“CAD”) in non-interest bearing, unsecured vendor-take-back loans due over twenty-four months, with principal repayments beginning five months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out capped at (a) the total cumulative amount of CAD $2,000,000; or (b) five years from the closing date (the “Earn-Out”). The Earn-Out shall be calculated as: (x) 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; (y) 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and (z) 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter. On July 31, 2017, the Company also entered into an employment agreement with one of the vendors at a base salary of CAD $155,000 per annum and issued warrants for the purchase of 1,000,000 Common Shares of the Company exercisable over twenty-four months at an exercise price of $0.20 per Common Share, such warrants vesting in four equal tranches every six months from the issuance date.

On August 4, 2017, the Company issued and sold, on a private placement basis, 500,000 Common Shares of the Company at a price of $0.10 per share for total gross proceeds of $50,000.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Revenue

For the three month period ended June 30, 2017, the Company generated $1,266,026 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $911,595 in sales for the three month period ended June 30, 2016. Of the $1,266,026 in revenue generated for the three month period ended June 30, 2017, $935,061 (74% of total sales) was generated in Europe, $295,265 (23% of total sales) was generated in the United States and $35,700 (3% of total sales) was generated in Canada. Of the $911,595 in revenue generated for the three month period ended June 30, 2016, $521,527 (41% of total sales) was generated in the United States and $390,068 (31% of total sales) was generated in Europe. The increase in international sales is the result of the Company’s focus on building its global business as well as growing demand for its E-liquid products contained within the Company’s E-liquid brand portfolio.

For the six month period ended June 30, 2017, the Company generated $2,509,565 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $2,268,528 in sales for the six month period ended June 30, 2016. Of the $2,509,565 in revenue generated for the six month period ended June 30, 2017, $1,984,042 (79% of total sales) was generated in Europe, $470,360 (19% of total sales) was generated in the United States and $55,163 (2% of total sales) was generated in Canada. Of the $2,268,528 in revenue generated for the six month period ended June 30, 2016, $1,838,191 (73% of total sales) was generated in the United States and $430,337 (17% of total sales) was generated in Europe. The increase in international sales is the result of the Company’s focus on building its global business as well as growing demand for its E-liquid products contained within the Company’s E-liquid brand portfolio.

The Company’s cost of goods sold for the three month period ended June 30, 2017 was $493,987 which represents E-liquid, bottles, hardware and related packaging as compared to $345,036 for the three month period ended June 30, 2016. Gross profit for the three month period ended June 30, 2017 was $772,039 with margins of 61% as compared to $566,559 with margins of 62% for the comparative period in 2016.

The Company’s cost of goods sold for the six month period ended June 30, 2017 was $1,040,720 which represents E-liquid, bottles, hardware and related packaging as compared to $1,205,982 for the six month period ended June 30, 2016. Gross profit for the six month period ended June 30, 2017 was $1,468,845 with margins of 59% as compared to $1,062,546 with margins of 47% for the comparative period in 2016.

Operating Expenses

For the three month period ended June 30, 2017, the Company incurred an administrative expense of $1,146,710, consulting fees due to related parties of $124,245, depreciation expense of $10,045, amortization expense of $11,650, stock option expense of $1,213,605 and a loss on settlement of $23,840. For the three month period ended June 30, 2016, the Company incurred an administrative expense of $1,751,612, consulting fees due to related parties of $111,415, depreciation expense of $15,015, amortization expense of $43,500, recovery of bad debt of $1,198, impairment of goodwill of $208,376 and a gain on settlement of $245,625. Total operating expenses for the three month period ended June 30, 2017 were $2,530,095 as compared to $1,883,095 for the three month period ended June 30, 2016.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The decrease in administrative expenses of $604,902 between the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 is attributable to cost cutting measures by management. The increase in consulting fees due to related parties of $12,830 between the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 is attributable to the effects of foreign exchange translation. The stock option expense incurred in the three month period ended June 30, 2017 of $1,213,605 is attributable to the adoption of a stock option plan and issuance thereunder to the Company’s directors, officers and employees. The loss on settlement of $23,840 for the three month period ended June 30, 2017 is attributable to losses associated with the settlement of debt. The gain on settlement of $245,625 for the three month period ended June 30, 2016 is attributable to the settlement of consideration and compensation payable to a vendor of an acquisition. As a result of the settlement, the Company also tested and impaired $208,376 in goodwill related to the value of workforce and business acumen required from such acquisition.

For the six month period ended June 30, 2017, the Company incurred an administrative expense of $2,144,060, consulting fees due to related parties of $243,704, depreciation expense of $19,701, amortization expense of $23,300, bad debt expense of $161,340, stock option expense of $1,213,605 and a loss on settlement of $23,840. For the six month period ended June 30, 2016, the Company incurred an administrative expense of $2,798,638, consulting fees due to related parties of $219,644, depreciation expense of $28,510, amortization expense of $55,000, recovery of bad debt of $1,198, impairment of goodwill of $208,376 and a gain on settlement of $245,625. Total operating expenses for the six month period ended June 30, 2017 were $3,829,550 as compared to $3,063,345 for the six month period ended June 30, 2016.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The decrease in administrative expenses of $654,578 between the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 is attributable to cost cutting measures by management. The increase in consulting fees due to related parties of $24,060 between the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 is attributable to the effects of foreign exchange translation and the hiring of a new related party in the second half of fiscal 2016. The bad debt expense of $161,340 for the six month period ended June 30, 2017 is attributable to an allowance booked for doubtful accounts. The stock option expense incurred in the six month period ended June 30, 2017 of $1,213,605 is attributable to the adoption of a stock option plan and issuance thereunder to the Company’s directors, officers and employees. The loss on settlement of $23,840 for the six month period ended June 30, 2017 is attributable to losses associated with the settlement of debt. The gain on settlement of $245,625 for the six month period ended June 30, 2016 is attributable to the settlement of consideration and compensation payable to a vendor of an acquisition. As a result of the settlement, the Company also tested and impaired $208,376 in goodwill related to the value of workforce and business acumen required from such acquisition.

Loss from Operations

For the three month period ended June 30, 2017, the Company incurred a loss from operations of $1,758,056 as compared to a loss from operations of $1,316,536 for the three month period ended June 30, 2016 due to the reasons discussed above.

For the six month period ended June 30, 2017, the Company incurred a loss from operations of $2,360,705 as compared to a loss from operations of $2,000,799 for the six month period ended June 30, 2016 due to the reasons discussed above.

Other Expenses

For the three month period ended June 30, 2017, the Company incurred a foreign exchange loss of $64,839, amortization of debt discount expense of $589,703 and interest expense of $220,371. For the three month period ended June 30, 2016, the Company incurred a foreign exchange loss of $11,609, amortization of debt discount expense of $14,148 and interest expense of $149,932. For the three month period ended June 30, 2017, the Company incurred total other expenses of $874,913 as compared to $175,689 for the three month period ended June 30, 2016. The increase in amortization of debt discount expense of $575,555 between the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 is attributable to an increase in accretion of the beneficial conversion feature and fair value of the warrants associated with the Company’s convertible debentures resulting from the cumulative effects of the issuance of new convertible debentures in fiscal 2016 and 2017 and the conversion of convertible debentures in 2017. The increase in interest expense of $70,439 between the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 is attributable to increased interest expenses associated with the Company’s debt instruments.

For the six month period ended June 30, 2017, the Company incurred a foreign exchange loss of $59,894, amortization of debt discount expense of $660,992 and interest expense of $449,648. For the six month period ended June 30, 2016, the Company incurred a foreign exchange loss of $89,092, amortization of debt discount expense of $36,286 and interest expense of $271,916. For the six month period ended June 30, 2017, the Company incurred total other expenses of $1,170,534 as compared to $397,294 for the six month period ended June 30, 2016. The increase in amortization of debt discount expense of $624,706 between the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 is attributable to an increase in accretion of the beneficial conversion feature and fair value of the warrants associated with the Company’s convertible debentures resulting from the cumulative effects of the issuance of new convertible debentures in fiscal 2016 and 2017 and the conversion of convertible debentures in 2017. The increase in interest expense of $177,732 between the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 is attributable to increased interest expenses associated with the Company’s debt instruments.

Net Loss and Comprehensive Loss

Net loss amounted to $2,632,969 for the three month period ended June 30, 2017 as compared to a net loss of $1,492,225 for the three month period ended June 30, 2016 due to the reasons discussed above.

Net loss amounted to $3,531,239 for the six month period ended June 30, 2017 as compared to a net loss of $2,398,093 for the six month period ended June 30, 2016 due to the reasons discussed above.

Comprehensive loss amounted to $2,732,954 for the three month period ended June 30, 2017 as compared to a comprehensive loss of $1,491,513 for the three month period ended June 30, 2016. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Comprehensive loss amounted to $3,698,506 for the six month period ended June 30, 2017 as compared to a comprehensive loss of $2,521,679 for the six month period ended June 30, 2016. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

As at June 30, 2017, the Company had total assets of $2,612,271 (as compared to total assets of $2,422,954 at December 31, 2016) consisting of cash and cash equivalents of $314,028, trade receivables of $167,921, inventory of $555,773, other current assets of $454,189, property and equipment of $86,780, website development of $6,083, intangibles of $138,000 and goodwill of $889,497. The increase in assets as at June 30, 2017 as compared to December 31, 2016 are primarily the result of the increase in cash as a result of private placements completed during the six months ended June 30, 2017 and an increase of trade receivables.

As at June 30, 2017, the Company had total liabilities of $7,678,287 (as compared to total liabilities of $8,113,864 at December 31, 2016) consisting of accounts payable of $1,592,726, accrued liabilities of $368,563, accrued interest due to related parties of $370,060, customer deposits of $39,322, loans from shareholders of $683,102, amounts due to related parties of $930,595, promissory notes of $835,317, amounts owing on acquisition of $55,000, term loan of $1,095,919, long term promissory notes of $30,000, long term loans from shareholders of $485,300, long term amounts due to related parties of $1,060,687 and long term convertible debentures of $131,696.

At June 30, 2017, the Company had negative working capital of $4,478,693 and an accumulated deficit of $16,782,133.

As at December 31, 2016, the Company had total assets of $2,422,954 consisting of cash and cash equivalents of $184,754, trade receivables of $80,409, inventory of $545,135, other current assets of $462,708, property and equipment of $93,068, website development of $7,083, intangibles of $160,300 and goodwill of $889,497.

As at December 31, 2016, the Company had total liabilities of $8,113,864 consisting of accounts payable of $1,740,071, accrued liabilities of $404,633, accrued interest due to related parties of $263,790, customer deposits of $56,834, loans from shareholders of $502,288, amounts due to related parties of $1,478,883, promissory notes of $801,067, amounts owing on acquisition of $55,000, term loan of $1,144,337, long term loans from shareholders of $497,351, long term amounts due to related parties of $1,085,906 and long term convertible debentures of $83,704.

At December 31, 2016, the Company had negative working capital of $5,173,897 and an accumulated deficit of $13,250,894.

Net cash used in operating activities

For the six month period ended June 30, 2017, the Company used net cash of $1,250,358 (as compared to $1,319,077 during the six month period ended June 30, 2016) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the six month period ended June 30, 2017, the Company used net cash of $11,673 (as compared to $60,290 during the six month period ended June 30, 2016) in investing activities relating to the addition of capital assets.

Net cash flow from financing activities

For the six month period ended June 30, 2017, net cash provided by financing activities was $1,487,349 (see “Term Loan”, “Bridge Loan”, “Promissory Notes” and “Common Shares”) as compared to net cash provided by financing activities of $1,377,123 for the six month period ended June 30, 2016.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: i) the warrants for the purchase of 250,000 Common Shares issued on January 18, 2016 in connection to the Term Loan; and ii) the warrants for the purchase of 250,000 Common Shares issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2016, the Company was advanced $1,219,840 (CAD $1,600,000) from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of $50,000 in financing fees. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares and warrants for the purchase of 46,811 Common Shares. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

During the three and six month periods ended June 30, 2017, the Company expensed $42,120 and $86,673, respectively, (June 30, 2016: $29,824 and $52,836) in interest as a result of the Term Loan. Pursuant to the Cash Sweep, during the six month period ended June 30, 2017, the Company paid $171,976 to the Lenders consisting of $101,511 in interest and $70,465 in principal payments. At June 30, 2017, the Company owes the Lenders $26,932, consisting of $14,225 in interest and $12,707 in principal payments, which was paid to the Lenders on July 15, 2017 as per the terms of the Cash Sweep.

The amount owing on the Term Loan is as follows:

	June 30, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Exchange loss (gain) during the period/year	36,885	(28,159)
Principal payments made	(70,465)	(76,815)
Interest accrued	86,673	140,540
Interest payments made	(101,511)	(111,069)
Ending balance	$1,095,919	$1,144,337

Bridge Loan

On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (USD $154,120) (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable. The Bridge Loan matured on March 12, 2017 and is currently in default.

Promissory Notes

On June 30, 2017, the Company issued a promissory note in the amount of $60,000 to an unrelated party. The principal together with interest at the rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the note holder, the entire principal amount remaining will become due and payable without notice. At June 30, 3017, $30,000 of the principal on this promissory note has been classified as a current liability and $30,000 has been classified as a long term liability on the balance sheet.

On April 20, 2017, the Company issued a promissory note in the amount of $20,000 to an unrelated party. The principal together with interest at the rate of 10% over the term of the promissory noteis payable in monthly instalments of $2,750 with the first payment due on May 15, 2017 and the final payment due on December 15, 2017. In the event of default by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the note holder, the entire principal amount remaining will become due and payable without notice. During the three and six month periods ended June 30, 2017, the Company paid $250 and $250, respectively, (June 30, 2016: $nil and $nil) in interest on this promissory note. At June 30, 2017, the Company was delinquent on its June 30, 2017 payment which has since been paid.

Common Shares

During the six months ended June 30, 2017, the Company:

●	Issued 18,483,818 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for cash proceeds, net of issuance costs, of $1,758,672;
●	Issued 1,998,950 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $199,895 in amounts owing to related parties;
●	Issued 226,920 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $22,692 in amounts owing to a shareholder;
●
Issued 320,022 Common Shares, at an average price of $0.156 per share, for settlement of $50,000 in consulting fees owing to a shareholder, previously granted and recognized as Common Shares to be issued as at December 31, 2016;

●
Issued 143,715 Common Shares, at an average price of $0.129 per share, for settlement of $18,550 in consulting fees owing to an unrelated party, previously granted and recognized as Common Shares to be issued as at December 31, 2016;

●
Issued 366,667 Common Shares, at a price of $0.15 per share, for settlement of $55,000 in consulting fees owing to an unrelated party, previously granted and recognized as Common Shares to be issued as at December 31, 2016;

●
Issued 300,000 Common Shares, valued at $0.10 per share, for settlement of $30,000 in amounts owing to a director of the Company. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt;

●
Issued 300,000 Common Shares, at a price of $0.167 per share, for settlement of $50,000 in charitable contributions owing to an unrelated party. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $36,000. The balance of $14,000 has been recorded as a gain on settlement of debt;

●	Issued 50,000 Common Shares, at a price of $0.12 per share, as $6,000 in employment income to an unrelated party;
●
Issued 871,000 Common Shares, at a price of $0.10 per share, for settlement of $87,100 in directors fees owing to former directors of the Company. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt;

●
Issued 500,000 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, as settlement of $50,000 in financing fees in connection to the Term Loan Amendment No.2. Of the 500,000 Common Shares issued, 93,622 Common Shares were issued to related parties;

●
Issued 6,130,000 Common Shares, at a price of $0.10 per share, on conversion of $613,000 of convertible debentures. The above amount included the conversion of $291,000 of convertible debentures held by related parties of the Company; and

●
Issued 594,251 Common Shares, at price of $0.10 per share, for settlement of $59,425 in interest owing on convertible debentures. The above amount included the settlement of $30,843 of interest owing on convertible debentures held by related parties of the Company.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2017, the Company has an accumulated deficit of $16,782,133 and a working capital deficiency of $4,478,693 as well as negative cash flows from operating activities of $1,250,358 for the six month period ended June 30, 2017. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Adoption of ASU 2015-17 did not have an impact on the Company’s condensed consolidated interim financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policyelection to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. Adoption of ASU 2016-09 did not have an impact on the Company’s condensed consolidated interim financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). The new guidance changed how a reporting entity that is a single decision maker for a variable interest entity (“VIE”) will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under previous U.S. GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. Adoption of ASU 2016-17 did not have an impact on the Company’s condensed consolidated interim financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments ñ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

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

Advertising Costs

In accordance with the FASB ASC No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three and six month periods ended June 30, 2017, the Company expensed $39,313 and $91,847, respectively, (June 30, 2016: $113,442 and $158,552) as corporate promotions. These amounts have been recorded as an administrative expense.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company believes that disclosure controls and procedures were not effective as of June 30, 2017, due to the Company’s limited resources and staff.

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

Changes in Internal Controls

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

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

On April 4, 2017, the Company issued, on a private placement basis, 500,000 Units at a price of $0.10 per Unit as a settlement of $50,000 in financing fees in connection to a term loan amendment. The warrants for the purchase of 250,000 Common Shares were issued on April 4, 2017 and the 500,000 Common Shares were issued on June 22, 2017. The Company offered and issued the Units, Common Shares and warrants pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulation S promulgated thereunder.

On April 5, 2017, the Company issued 320,022 Common Shares at an average price of $0.156 per Common Share as a settlement of $50,000 in consulting fees owing to an unrelated party, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

On April 5, 2017, the Company issued 143,715 Common Shares at an average price of $0.129 per Common Share as a settlement of $18,550 in consulting fees owing to an unrelated party, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

On April 5, 2017, the Company issued 366,667 Common Shares at a price of $0.15 per Common Share as a settlement of $55,000 in consulting fees owing to an unrelated party, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D.

On April 5, 2017, the Company issued 300,000 Common Shares at a price of $0.10 per Common Share as a settlement of $30,000 in amounts owing to a director of the Company, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D.

On April 28, 2017, the Company issued 300,000 Common Shares at a price of $0.167 per Common Share as a settlement of $50,000 in charitable contributions owing to an unrelated party, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D.

On April 28, 2017 and in connection to an employment agreement, the Company issued 50,000 Common Shares at a price of $0.12 per Common Share as $6,000 in employment income to an unrelated party, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) of Regulation D.

On May 23, 2017, the Company issued 871,000 Common Shares at a price of $0.10 per Common Share as a settlement of $87,100 in directors fees payable to former directors of the Company, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

On June 30, 2017 and in connection to the conversion of Convertible Debenture Series B, the Company issued a total of 4,680,581 Common Shares at a price of $0.10 per Common Share, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulation S promulgated thereunder.

On June 30, 2017 and in connection to the conversion of Convertible Debenture Series C-1, the Company issued a total of 2,043,670 Common Shares at a price of $0.10 per Common Share, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulation S promulgated thereunder.

On June 2, 2017, the Company issued and sold, on a private placement basis, 3,269,230 Units at a price of $0.10 per Unit for total gross proceeds of $326,923. The warrants for the purchase of 1,634,615 Common Shares were issued on June 2, 2017 and the 3,269,230 Common Shares were issued on June 22, 2017. The Company offered and issued the Units, Common Shares and warrants pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulation S promulgated thereunder.

On June 16, 2017, the Company issued and sold, on a private placement basis, 1,538,460 Units at a price of $0.10 per Unit for total gross proceeds of $153,846. The warrants for the purchase of 769,230 Common Shares were issued on June 16, 2017 and the 1,538,460 Common Shares were issued on June 22, 2017. The Company offered and issued the Units, Common Shares and warrants pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulation S promulgated thereunder.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.29	Option Plan, dated as of June 16, 2017.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

GILLA INC.
(Registrant)

August 14, 2017	By:	/s/ Graham Simmonds
Name: Graham Simmonds
Title: Chief Executive Officer and Principal Executive Officer

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Principal Accounting Officer