Form 10-Q
period 2017-09-30
GILLA INC.
filed 2017-11-14
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 000-28107

GILLA INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0335710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

475 Fentress Blvd., Unit L, Daytona Beach, Florida	32114
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 134,869,261 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, issued and outstanding as of November 13, 2017.

GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

		Page
PART I - Financial Information

Item 1.	Interim Financial Statements (Unaudited)	3

	Condensed Consolidated Interim Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	3

	Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2017 and September 30, 2016	4

	Unaudited Condensed Consolidated Interim Statement of Changes in Shareholders’ Deficiency for the Nine Months Ended September 30, 2017	5

	Unaudited Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016	6

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II - Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES		51

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	As at September 30, 2017	As at December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$75,683	$184,754
Trade receivables (net of allowance for doubtful accounts $161,340 (December 31, 2016 – $nil))	280,551	80,409
Inventory (note 6)	403,583	545,135
Other current assets (note 5)	364,748	462,708
Total current assets	1,124,565	1,273,006

Long term assets
Property and equipment (note 7)	336,504	93,068
Website development (note 8)	5,583	7,083
Intangibles (note 9)	126,850	160,300
Goodwill (note 10)	3,106,458	889,497
Total long term assets	3,575,395	1,149,948

Total assets	$4,699,960	$2,422,954
LIABILITIES
Current liabilities
Accounts payable	$1,956,323	$1,740,071
Accrued liabilities (note 11)	422,998	404,633
Accrued interest - related parties (note 20)	425,185	263,790
Customer deposits	34,399	56,834
Loans from shareholders (note 11)	1,210,966	502,288
Due to related parties (note 20)	2,166,221	1,478,883
Promissory notes (note 14)	179,121	17,750
Amounts owing on acquisition (note 4)	468,055	838,317
Convertible debentures (note 15)	270,457	-
Term loan (note 13)	1,126,192	1,144,337
Total current liabilities	8,259,917	6,446,903

Long term liabilities
Promissory notes (note 14)	367,710	-
Amounts owing on acquisitions (note 4)	1,547,379	-
Loans from shareholders (note 11)	-	497,351
Due to related parties (note 20)	-	1,085,906
Convertible debentures (note 15)	-	83,704
Total long term liabilities	1,915,089	1,666,961

Total liabilities	10,175,006	8,113,864

Going concern (note 2)
Related party transactions (note 20)
Commitments and contingencies (note 22)
Subsequent events (note 25)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 134,869,261 and 100,753,638 common shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively (note 16)	$26,976	$20,151
Additional paid-in capital	12,221,912	7,047,979
Common shares to be issued (note 19)	23,000	146,550
Accumulated deficit	(17,762,750)	(13,250,894)
Accumulated other comprehensive income	15,816	345,304
Total stockholders’ deficiency	(5,475,046)	(5,690,910)

Total liabilities and stockholders’ deficiency	$4,699,960	$2,422,954

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
 (Amounts expressed in US Dollars)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Sales revenue	$1,075,975	$1,048,474	$3,585,540	$3,317,002
Cost of goods sold	451,828	321,729	1,492,548	1,527,711
Gross profit	624,147	726,745	2,092,992	1,789,291

Operating expenses:
Administrative	1,046,253	1,331,755	3,190,313	4,130,393
Consulting fees - related parties (note 20)	130,786	134,046	374,490	353,690
Depreciation (note 7)	21,106	16,472	40,807	44,982
Amortization (notes 8 and 9)	11,650	19,500	34,950	74,500
Bad debt expense (recovery)	4,343	-	165,683	(1,198)
Stock option expense (note 18)	-	-	1,213,605	-
Impairment of inventory	191,143	24,453	191,143	24,453
Impairment of fixed assets	12,020	70,142	12,020	70,142
Impairment of goodwill (note 10)	-	-	-	208,376
Loss on settlement	-	-	23,840	-
(Gain) on settlements (note 4(a))	-	-	-	(245,625)
Total operating expenses	1,417,301	1,596,368	5,246,851	4,659,713

Loss from operations	(793,154)	(869,623)	(3,153,859)	(2,870,422)

Other expenses:
Gain on settlements (note 4(a))	352,284	-	352,284	-
Foreign exchange	(153,764)	18,893	(213,658)	(70,199)
Amortization of debt discount (note 15)	(138,761)	(19,894)	(799,753)	(56,180)
Interest expense, net	(247,222)	(172,610)	(696,870)	(444,526)

Total other expenses	(187,463)	(173,611)	(1,357,997)	(570,905)

Net loss before income taxes	(980,617)	(1,043,234)	(4,511,856)	(3,441,327)
Income taxes	-	-	-	-
Net loss	$(980,617)	$(1,043,234)	$(4,511,856)	$(3,441,327)

Loss per weighted average number of shares outstanding (basic and diluted)	$(0.007)	$(0.010)	$(0.038)	$(0.034)

Weighted average number of shares outstanding (basic and diluted)	133,314,186	100,753,638	119,952,643	100,067,872

Comprehensive loss:
Net loss	$(980,617)	$(1,043,234)	$(4,511,856)	$(3,441,327)

Foreign exchange translation adjustment	(162,221)	25,562	(329,488)	(98,024)

Comprehensive loss	$(1,142,838)	$(1,017,672)	$(4,841,344)	$(3,539,351)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2016	100,753,638	$20,151	$7,047,979	$146,550	$(13,250,894)	$345,304	$(5,690,910)

Private placement units issued for cash, net of issuance costs	19,083,818	3,817	1,814,855	-	-	-	1,818,672

Private placement units issued for settlement of amounts owing to related parties (note 20(c))	1,998,950	400	199,495	-	-	-	199,895

Private placement units issued for settlement of amounts owing to a shareholder (note 11(i))	226,920	45	22,647	-	-	-	22,692

Common shares issued for settlement of amounts owing to a shareholder	320,022	65	49,935	(50,000)	-	-	-

Common shares issued for settlement of consulting fees owing to unrelated parties	510,382	103	73,447	(73,550)	-	-	-

Common shares issued for settlement of amounts owing to a director of the Company (note 20(a))	300,000	60	32,940	-	-	-	33,000

Common shares issued for settlement of amounts owing as charitable contributions to an unrelated party (note 22(d))	300,000	60	35,940	-	-	-	36,000

Common shares issued as employment income to an unrelated party	50,000	10	5,990	-	-	-	6,000

Common shares issued for settlement of fees owing to former directors of the Company (note 20(a))	871,000	174	121,766	-	-	-	121,940

Common shares issued on conversion of convertible debentures to unrelated parties (note 15)	3,220,000	644	321,356	-	-	-	322,000

Common shares issued on conversion of convertible debentures to related parties (note 15)	2,910,000	582	290,418	-	-	-	291,000

Common shares issued on settlement of interest owing on convertible debentures to unrelated parties (note 15)	285,822	57	28,525	-	-	-	28,582

Common shares issued on settlement of interest owing on convertible debentures to related parties (note 15)	308,429	62	30,781	-	-	-	30,843

Private placement units issued for settlement of financing fees related to an amendment of the term loan (note 13)	500,000	100	49,900	-	-	-	50,000

Common shares issued as part of a private placement to unrelated parties (note 19)	730,280	146	72,882	-	-	-	73,028

Common shares issued as part of acquisition of subsidiary (note 4(c))	2,500,000	500	349,500	-	-	-	350,000

Issuance of stock options (note 21)	-	-	1,213,605	-	-	-	1,213,605

Warrants issued as stock based compensation (note 18)	-	-	132,320	-	-	-	132,320

Warrants issued with convertible debentures (note 17)	-	-	43,737	-	-	-	43,737

Warrants issued as part of acquisition of subsidiary (note 17)	-	-	252,631	-	-	-	252,631

Embedded conversion feature of convertible debentures (note 15)	-	-	31,263	-	-	-	31,263

Foreign currency translation gain	-	-	-	-	-	(329,488)	(329,488)

Net loss	-	-	-	-	(4,511,856)	-	(4,511,856)

Balance, September 30, 2017	134,869,261	$26,976	$12,221,912	$23,000	$(17,762,750)	$15,816	$(5,475,046)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,511,856)	$(3,441,327)
Items not requiring an outlay of cash
Depreciation	40,807	44,982
Amortization	34,950	74,500
Stock based compensation	138,320	465,130
Amortization of debt discount	799,753	56,180
Stock option expense	1,213,605	-
Interest accrued on related party fee deferrals	66,940	-
Loss on settlement of debt	23,840	-
Gain on settlement of debt	(352,284)	(245,625)
Interest accrued on term loan	129,043	-
Interest on amounts owing on acquisition	39,734	40,975
Bad debt expense	165,683	(1,198)
Impairment of inventory	191,143	24,453
Impairment of fixed assets	12,020	70,142
Impairment of goodwill	-	208,376
Changes in operating assets and liabilities
Trade receivable	(351,035)	(303,522)
Other current assets	198,435	23,326
Inventory	122,541	(273,142)
Bank indebtedness	(11,213)	-
Accounts payable	55,913	1,033,815
Accrued liabilities	68,365	129,077
Customer deposits	(25,798)	(318,741)
Amounts owing on acquisition	-	(45,000)
Due to related parties	255,968	565,952
Accrued interest-related parties	161,395	86,714
Net cash used in operating activities	(1,533,731)	(1,804,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Addition) of capital assets	(73,472)	(89,612)
Net cash used in investing activities	(73,472)	(89,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	320,390	-
Repayments to promissory notes	(45,106)	-
Proceeds from short term loan	-	21,000
Proceeds from term loan of principal interest	-	783,629
Repayments to term loan	(239,908)	(27,323)
Shareholder loan repayments	(3,512)	-
Shareholder loans received	150,380	470,467
Payments of amounts owing on acquisition	(20,000)	-
Proceeds from related parties	106,488	640,452
Repayments to related parties	(505,464)	(282,103)
Proceeds from sale of convertible debentures	-	351,500
Repayment of convertible debentures	-	(25,000)
Proceeds from issuance of common shares	1,868,672	-
Net cash provided by financing activities	1,631,940	1,932,622
Effect of exchange rate changes on cash	(133,808)	46,967

Net increase (decrease) in cash	(109,071)	85,044

Cash at beginning of period	184,754	81,696

Cash at end of period	$75,683	$166,740

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$192,476	$94,816
Cash paid for income taxes	$-	$-

Non cash financing activities:
Convertible debentures issued for settlement of related party fees	$-	$20,000
Convertible debentures issued for settlement of accounts payable	$-	$10,000
Convertible debentures issued for settlement of related party and shareholder loans	$75,000	$35,000
Common shares issued for settlement of accounts payable	$59,028	$-
Common shares issued in settlement of related party fees	$154,940	$-
Common shares issued in settlement of related party and shareholder loans	$222,587	$-
Common shares issued in settlement of deferred related party fees	$-	$48,000

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

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid (“E-liquid”), which is the liquid used in vaporizers and electronic cigarettes (“E-cigarettes”), and developer of turn-key vapor and cannabis concentrate solutions for high-terpene vape oils, pure crystalline, high-performance vape pens and other targeted products. The Company aims to be a global leader in developing the most efficient and effective vaping solutions for nicotine and cannabis related products. The Company’s multi-jurisdictional, broad portfolio approach services both the nicotine and cannabis markets with high-quality products that deliver a consistent and reliable user experience. Gilla’s proprietary product portfolio includes: Coil Glaze™, Craft Vapes™, Siren, The Drip Factory, Shake It, Surf Sauce, Ohana, Moshi, Crisp, Just Fruit, Vinto Vape, Vapor’s Dozen, Enriched Vapor and Crown E-liquid™.

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at September 30, 2017, the Company has an accumulated deficit of $17,762,750 and a working capital deficiency of $7,135,352 as well as negative cash flows from operating activities of $1,533,731 for the nine month period ended September 30, 2017. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and to expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and in a timely manner, if at all. Failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

(a)
Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries: Gilla Operations, LLC; E Vapor Labs Inc. (“E Vapor Labs”); Gilla Enterprises Inc. (“Gilla Enterprises”) and its wholly owned subsidiaries Gilla Europe Kft., Gilla Operations Europe s.r.o. and Vape Brands International Inc. (“VBI”); E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

(b)
Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three and nine month periods ended September 30, 2017, the Company expensed $36,393 and $128,240, respectively, as corporate promotions (September 30, 2016 – $65,045 and $223,597). These amounts have been recorded as an administrative expense.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. Adoption of ASU 2016-09 did not have an impact on the Company’s condensed consolidated interim financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update also means the instrument would not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

4. AMOUNTS OWING ON ACQUISITIONS

The Company has outstanding current amounts owing on acquisitions as follows:

	September 30, 2017	December 31, 2016
Unsecured Promissory Notes(a)	$-	$783,317
Promissory Note Settlement(a)	130,000	-
Due to TMA Vendors(b)	55,000	55,000
Earn out on VBI acquisition(c)	178,597	-
VBI Vendor take back(c)	104,458	-
	$468,055	$838,317

The Company has outstanding long term amounts owing on acquisitions as follows:

	September 30, 2017	December 31, 2016
Promissory Note Settlement(a)	$286,114	$-
Due to TMA Vendors(b)	-	-
Earn out on VBI acquisition(c)	1,000,773	-
VBI Vendor take back(c)	260,492	-
	$1,547,379	$-

(a) On July 1, 2015, the Company acquired all of the issued and outstanding shares of E Vapor Labs, a Florida based E-liquid manufacturer. The Company acquired E Vapor Labs in order to procure an E-liquid manufacturing platform allowing the Company to secure large private label contracts as well as manufacture its own brands going forward.

In consideration for the acquisition, the Company paid to the vendors, $225,000 in cash and issued $900,000 in unsecured promissory notes on closing (collectively, the “Unsecured Promissory Notes”). The Unsecured Promissory Notes were issued in three equal tranches of $300,000 due four (4), nine (9) and eighteen (18) months respectfully from closing (individually, “Promissory Notes A”, “Promissory Notes B”, and “Promissory Notes C”, respectively). The Unsecured Promissory Notes were all unsecured and non-interest bearing. The Unsecured Promissory Notes were all and each subject to adjustments as outlined in the share purchase agreement (the “SPA”), dated June 25, 2015.

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which was the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Furthermore, a 12% discount rate was used to calculate the present value of the Unsecured Promissory Notes based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Unsecured Promissory Notes, interest was accrued at 12% per annum to accrete the Unsecured Promissory Notes to their respective principal amounts. During the three and nine month periods ended September 30, 2017, the Company recorded $nil in interest expense related to the accretion of the Unsecured Promissory Notes (September 30, 2016 - $8,146 and $31,392, respectively).

	Promissory Notes A	Promissory Notes B	Promissory Notes C	Total
Present value at December 31, 2015	$203,573	$291,620	$267,857	$763,050
Measurement period adjustment	(19,505)	-	-	(19,505)
Interest expense related to accretion	(751)	8,380	32,143	39,772
Present value at December 31, 2016	$183,317	$300,000	$300,000	$783,317

On August 30, 2017, the Company entered into a settlement agreement (the “Promissory Note Settlement”) with the holders of the Unsecured Promissory Notes to settle all claims between them. As a result of the Promissory Note Settlement, the Company agreed to settle the Unsecured Promissory Notes with a total payment of $600,000 payable as two (2) payments of $20,000 due September 21, 2017 and October 21, 2017 and $10,000 per month for the following fifty-six (56) months beginning November 21, 2017. The Company may prepay the balance of the Promissory Note Settlement at any time and would receive a 10% discount on the outstanding balance upon doing so. A 15% discount rate has been used to calculate the present value of the Promissory Note Settlement based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. The present value of the Promissory Note Settlement was calculated to be $431,033, and as a result, the Company has recorded a gain on settlement in the amount of $352,284. Over the term of the Promissory Note Settlement, interest will be accrued at 15% per annum to accrete the Promissory Note Settlement to its respective principal amount. During the three and nine month periods ended September 30, 2017, the Company recorded $5,081 in interest expense related to the accretion of the Promissory Note Settlement (September 30, 2016 - $nil).

Total
Present value of Promissory Note Settlement at the settlement date	$431,033
Payments made	(20,000)
Interest expense related to accretion	5,081
Less: Current amount owing	(130,000)
Present value at September 30, 2017	$286,114

(b)  On December 2, 2015, the Company acquired all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist™ and Replicant E-liquid brands (the “TMA Brands”).

In consideration for the acquisition, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the TMA Brands. The earn-out commenced on the closing date and payed up to a maximum of 25% of the gross profit stream. Furthermore, a 12% discount rate had been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest was accrued at 12% per annum to accrete the payments to their respective principal amounts. No earn-out had ever been achieved and the Company has since retired the TMA Brands. During the three and nine month periods ended September 30, 2017, the Company recorded $nil in interest expense related to the accretion of the Amounts Owing on Acquisition (September 30, 2016 – $nil and $9,582, respectively).

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon execution of the settlement, $27,500 was payable thirty (30) days following execution of the settlement and the remaining $27,500 was payable at the later of: (i) sixty (60) days following execution of the settlement or (ii) the completion of the historical audit of TMA. As a result of the TMA Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at September 30, 2017, $55,000 (December 31, 2016 – $55,000) remains payable to the TMA Vendors. In addition, the Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA Vendors, entered into on the date of closing of the acquisition by the Company, and all amounts were fully settled pursuant to the TMA Settlement Agreement. Due to the change in circumstances, during the year ended December 31, 2016, the Company tested goodwill and intangibles for impairment and as a result, the Company has fully impaired goodwill and intangible assets related to the acquired assets of TMA in the amount of $208,376 and $122,983, respectively, which formerly represented the value of brands, customer relationships, workforce and business acumen acquired.

(c) On July 31, 2017, the Company acquired all of the issued and outstanding shares of VBI, a Canada-based E-liquid manufacturer and distributor, through its wholly owned subsidiary Gilla Enterprises.

The following summarizes the preliminary fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:	Preliminary Allocation
Receivables	$9,619
Other current assets	36,435
Inventory	79,971
Fixed assets	218,687
Goodwill	2,216,961
Total assets acquired	$2,561,673

Liabilities assumed:
Bank indebtedness	$11,722
Accounts payable	185,645
Loans payable	254,131
Total liabilities assumed	$451,498

Consideration:
Issuance of Common Shares	$350,000
Issuance of warrants	252,631
Vendor Take Back	356,443
Earn out	1,151,101
Total consideration	$2,110,175

In consideration for the acquisition, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share from the closing date, such warrants vesting in five (5) equal tranches every four (4) months following the closing date; (iii) a total of CAD $550,000 in non-interest bearing, unsecured vendor-take-back loans (the “VTB”) due over twenty-four (24) months, with principal repayments beginning five (5) months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out (the “Earn-out”) capped at: (a) the total cumulative amount of CAD $2,000,000; or (b) five (5) years from the closing date. The Earn-Out shall be calculated as: (x) 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; (y) 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and (z) 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four (4) quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter. A 15% discount rate has been used to calculate the present value of the Earn Out on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Earn Out, interest will be accrued at 15% per annum to accrete the Earn-Out to maximum payable amount.

Total
Present value of Earn Out at the acquisition date	$1,151,101
Interest expense related to accretion	26,619
Exchange rate differences	1,650
Less: Current amount owing	(178,597)
Present value at September 30, 2017	$1,000,773

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Vendor take Back, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	8,034
Exchange rate differences	473
Less: Current amount owing	(104,458)
Present value at September 30, 2017	$260,492

The results of operations of VBI have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and VBI as if the companies had been combined as of January 1, 2016. The unaudited condensed combined pro forma information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	September 30, 2017	December 31, 2016
Pro forma revenue	$4,833,097	$5,984,345
Pro forma loss from operations	$(2,956,012)	$(3,846,459)
Pro forma net loss	$(4,650,457)	$(4,618,919)

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2017	December 31, 2016
Vendor deposits	$22,820	$13,256
Prepaid expenses	147,260	301,348
Trade currency	45,000	45,000
Other receivables	149,668	103,104
	$364,748	$462,708

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services accounts.

6. INVENTORY

Inventory consists of the following:

	September 30, 2017	December 31, 2016
Vaping hardware and accessories	$5,954	$105,496
E-liquid bottles - finished goods	73,931	181,392
E-liquid components	65,803	158,050
Bottles and packaging	257,895	100,197
	$403,583	$545,135

During the three and nine months ended September 30, 2017, the Company wrote off $191,143 in obsolete inventory consisting of $93,847 in obsolete inventory held in the Company’s warehouse in Slovakia and $97,296 of consignment inventory. During the three and nine month period ended September 30, 2016, the Company wrote off $24,453 in obsolete inventory that it was unable to sell.

During the three and nine months ended September 30, 2017, the Company expensed $451,828 and 1,492,548 respectively, of inventory as cost of goods sold (September 30, 2016 - $321,729 and $1,527,711). At September 30, 2017, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$68,026	$31,364	$36,662	$45,917
Leasehold improvements	61,262	4,362	56,900	-
Computer hardware	75,703	10,099	65,604	15,985
Manufacturing equipment	212,046	34,708	177,338	31,166
	$417,037	$80,533	$336,504	$93,068

During the three and nine months ended September 30, 2017, the Company closed its office in Budapest and as a result wrote off the value of the fixed assets located in the premises in the amount of $12,020. During the three and nine months ended September 30, 2016, the Company wrote off $70,142 of manufacturing equipment that was not in working order and that the Company was unable to sell.

During the three and nine months ended September 30, 2017, the Company expensed $21,106 and $40,807, respectively, in depreciation (September 30, 2016 - $16,472 and $44,982). At September 30, 2017, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$4,417	$5,583	$7,083

Amortization expense on website development for the three month periods ended September 30, 2017 and 2016 amounted to $500 for each period. Amortization expense on website development for the nine month periods ended September 30, 2017 and 2016 amounted to $1,500 for each period. The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $2,000 per year. For the year ending December 31, 2020, estimated amortization expense approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
Brands	$50,000	$20,500	$29,500	$37,000
Customer relationships	173,000	75,650	97,350	123,300
	$223,000	$96,150	$126,850	$160,300

Amortization expense on intangible assets for the three month periods ended September 30, 2017 and 2016 amounted to $11,150 and $19,000, respectively. Amortization expense on intangible assets for the nine month periods ended September 30, 2017 and 2016 amounted to $33,450 and $73,000, respectively. The estimated amortization expense for the next 3 years ending December 31, 2017, 2018 and 2019 approximates $44,600 per year. For the year ending December 31, 2020, estimated amortization expense approximates $26,500.

10. GOODWILL

	September 30, 2017	December 31, 2016
Opening balance	$889,497	$1,252,084
Measurement period adjustment	-	(154,211)
Acquisition of VBI (Note 4)	2,216,961	-
Impairment	-	(208,376)
End of period	$3,106,458	$889,497

During the year ended December 31, 2016, the Company tested the goodwill for impairment. As a result, the Company fully impaired the goodwill related to the acquisition of the assets of TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	September 30, 2017	December 31, 2016
Non-interest bearing, unsecured, no specific terms of repayment(i)	$-	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(ii)	13,185	23,223
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	536,871	474,065
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iii)	400,650	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iv)	100,000	-
Non-interest bearing, secured by the assets of the Company, matures on March 12, 2017 and currently in default(vi)	160,260	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iv)	$1,210,966	$502,288

The Company has outstanding long term loans from shareholders as follows:

	September 30, 2017	December 31, 2016
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iii)	$-	$372,400
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on July 1, 2018(iv)	-	100,000
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	-	24,951
	$-	$497,351

(i) During the nine month period ended September 30, 2017, the amount owing to the shareholder increased from $5,000 to $22,692 and was then fully settled through the issuance of 226,920 private placement units at a price of $0.10 per unit. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share.

(ii)    During the three and nine month period ended September 30, 2017, the Company accrued interest of $1,358 and $4,249, respectively, on this shareholder loan (September 30, 2016 – $1,527 and $4,324). Total accrued interest owing on the shareholder loan at September 30, 2017 was $18,018 (December 31, 2016 – $12,784) which is included in accrued liabilities. During the nine month period ended September 30, 2017, $10,000 owing on this shareholder loan was settled with the issuance of face value $10,000 of Convertible Debentures Series C-3 (note 15) and $3,512 was settled with cash.

(iii) On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 (USD $400,650) (December 31, 2016 – CAD $500,000; USD $372,400) on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the year ended December 31, 2016, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018. The amendment to the Secured Note was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

During the three and nine month periods ended September 30, 2017, the Company accrued interest of $13,224 and $38,707, respectively, on the Secured Note (September 30, 2016 – $11,336 and $32,721). Accrued interest owing on the Secured Note at September 30, 2017 was $139,141 (December 31, 2016 – $93,221) which is included in accrued liabilities.

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

During the three and nine month periods ended September 30, 2017, the Company accrued interest of $3,316 and $9,705, respectively, on the Secured Note No.2 (September 30, 2016 – $3,002 and $8,786). Accrued interest owing on the Secured Note No.2 at September 30, 2017 was $34,857 (December 31, 2016 – $25,152) which is included in accrued liabilities.

In connection to the maturity date extension of Secured Note and Secured Note No.2 (together, the “Secured Notes”), the Company issued warrants for the purchase of 250,000 Common Shares exercisable until July 1, 2018 at an exercise price of $0.20 per share (note 17(b)).

(v)    On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (USD $536,871) (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000 (USD $536,871), with the first tranche (“Loan Tranche A”) received on the closing date and the second tranche (“Loan Tranche B”) received on April 14, 2016. At September 30, 2017, CAD $52,000 (USD $41,668) of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 17(g)).

During the three and nine month periods ended September 30, 2017, the Company accrued interest of $9,670 and $25,712, respectively, on the Shareholder Loan (September 30, 2016 – $7,759 and $15,894). Accrued interest owing on the Shareholder Loan at September 30, 2017 was $51,016 (December 31, 2016 – $23,433) which is included in accrued liabilities. At September 30, 2017, the Company owes the shareholder $402,653 in principal payments.

(vi) On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (USD $160,260) (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matured on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 17(n)). The Bridge Loan matured on March 12, 2017 and is currently in default.

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

During the three and nine month period ended September 30, 2017, the Company paid $nil of interest and standby fees as a result of the Credit Facility (September 30, 2016 – $2,189 and $2,189, respectively).

13. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 17(d)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 17(d)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 17(k)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares (note 17(d)) issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares (note 17(d)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.
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

During the three and nine month periods ended September 30, 2017, the Company expensed $42,370 and $129,043, respectively, in interest as a result of the Term Loan (September 30, 2016 – $44,570 and $97,409). Pursuant to the Cash Sweep, during the nine month period ended September 30, 2017, the Company paid a total of $239,908 to the Lenders consisting of $152,044 in interest and $87,864 in principal repayments. At September 30, 2017, the Company owes the Lenders a payment of $14,618, consisting fully of interest which was paid to the Lenders on October 19, 2017 as per the terms of the Cash Sweep.

The amount owing on the Term Loan is as follows:

	September 30, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Exchange loss (gain) during the period/year	92,720	(28,159)
Principal payments made	(87,864)	(76,815)
Interest accrued	129,043	140,540
Interest payments made	(152,044)	(111,069)
Ending balance	$1,126,192	$1,144,337

14. PROMISSORY NOTES

The Company has outstanding current promissory notes as follows:

	September 30, 2017	December 31, 2016
Unsecured, bears interest at 18% per annum, matures June 19, 2019(ii)	$30,000	$-
Unsecured, bears interest at 10% per annum, matures December 15, 2017(iii)	7,500	-
Unsecured, bears interest at 10% per annum, matures September 28, 2017(iv)	2,000	17,750
Secured, bears interest at RBP + 2% per annum, due on demand(v)	40,066	-
Secured, bears interest at RBP + 3% per annum, due on demand(vi)	69,362	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vii)	18,173	-
Unsecured, interest free, matures October 29, 2017(viii)	12,020
	$179,121	$17,750

The Company has outstanding long term promissory notes as follows:

	September 30, 2017	December 31, 2016
Unsecured, bears interest at 15% per annum, matures February 18, 2019(i)	$240,390	$-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(ii)	22,500	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vii)	104,820	-
	$367,710	$-

(i) On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000 (US $240,390). The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The warrants were valued at $11,670 and booked as prepaid financing expense to be expensed over term of promissory note (note 17(ee)). During the three and nine months ended September 30, 2017, the Company accrued $4,248 in interest expense on this promissory note which has been recorded in accrued liabilities (September 30, 2016 – $nil).

(ii) On June 30, 2017, the Company issued an unsecured promissory note in the principal amount of $60,000. The principal together with interest at a rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount remaining will become due and payable without notice. At September 30, 3017, $30,000 in principal on this promissory note has been classified as a current liability and $22,500 has been classified as a long term liability on the Company’s consolidated balance sheet. During the three and nine months ended September 30, 2017, the Company paid $2,700 in interest on this promissory note (September 30, 2016 – $nil).

(iii) On April 20, 2017, the Company issued an unsecured promissory note in the principal amount of $20,000. The principal together with interest at a rate of 10% over the term of the promissory note is payable in monthly instalments of $2,750 with the first payment due on May 15, 2017 and the final payment due on December 15, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount remaining will become due and payable without notice. During the three and nine months ended September 30, 2017, the Company paid $750 and $1,000, respectively, in interest on this promissory note (September 30, 2016 – $nil).

(iv) On September 28, 2016, the Company issued an unsecured promissory note in the principal amount of $21,000. The principal together with interest at a rate of 10% per annum is payable in monthly instalments of $2,000 with the first payment due on October 28, 2016 and the final payment due on September 28, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount remaining will become due and payable without notice. During the three and nine months ended September 30, 2017, the Company paid $750 and $2,000, respectively, in interest on this promissory note (September 30, 2016 – $nil). At September 30, 2017, the Company was delinquent on its September 30, 2017 payment and $250 in interest was accrued and remains due at September 30, 2017.

(v) On July 18, 2016, VBI entered into a revolving facility with The Royal Bank of Canada (“RBC”) for CAD $50,000 (US $40,066). The revolving facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears. During the three and six months ended September 30, 2017, the Company paid $342 in interest on this facility (September 30, 2016 – $nil). At September 30, 2017, $40,065 in principal remains owing on this facility.

(vi) On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000 (US $84,938). The credit facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%. Interest is payable monthly in arrears and VBI is required to make monthly principal payments in the amount of $1,416. During the three and nine months ended September 30, 2017, the Company paid $728 in interest (September 30, 2016 – $nil) and made principal payment of $2,832 on this facility. At September 30, 2017, $69,362 in principal remains owing on this facility.

(vii) On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132 (US $140,333). As a result of the lease agreement, VBI is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451 (US $1,964). During the three and nine months ended September 30, 2017, the Company paid $2,946 in principal and $981 in interest (September 30, 2016 – $nil). At September 30, 2017, $122,993 in principal remains payable on the capital lease with $18,173 being allocated to current liabilities and $104,820 being allocated to long term liabilities on the consolidated balance sheet.

(viii) On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000 (US $16,026). Pursuant to the share purchase agreement to acquire VBI, the Company agreed to repay the vendor the loan with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan is unsecured and interest free. During the three and nine months ended September 30, 2017, the Company paid $4,006 on this loan (September 30, 2016 – $nil). At September 30, 2017, $12,020 in principal remains outstanding on this loan.

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

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 17(j)). The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties (note 20(c)) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.

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

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Convertible Debentures Series A	$-	$-	$-	$17,342
Convertible Debentures Series B	46,128	14,483	129,969	27,613
Conversion of Convertible Debentures Series B	-	-	342,399	-
Convertible Debentures Series C-1	37,095	5,411	81,679	11,225
Conversion of Convertible Debentures Series C-1	-	-	163,599	-
Convertible Debentures Series C-2	43,637	-	63,923	-
Convertible Debentures Series C-3	11,901	-	18,184	-
	$138,761	$19,894	$799,753	$56,180

Convertible Debentures as of September 30, 2017 and December 31, 2016, are as follows:

Balance, December 31, 2015	$87,158
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Conversion of Convertible Debentures Series B	(423,000)
Conversion of Convertible Debenture Series C-1	(190,000)
Amortization of debt discount	799,753
Balance, September 30, 2017	$270,457

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at September 30, 2017, the Company received the following forms of elections from holders of the Convertible Debentures:

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

As at September 30, 2017, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares remain unissued.

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

As at September 30, 2017, face value $227,000 of Convertible Debentures Series B and face value $535,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the three and nine month periods ended September 30, 2017, the Company recorded interest expense in the amount of $11,320 and $57,343, respectively, on the Convertible Debentures (September 30, 2016 – $21,714 and $53,494). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

16. COMMON STOCK

During the nine months ended September 30, 2017, the Company:

●
Issued 19,083,818 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for cash proceeds, net of issuance costs, of $1,818,672;
●
Issued 1,998,950 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $199,895 in amounts owing to related parties (note 20(c));
●
Issued 226,920 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $22,692 in amounts owing to a shareholder (note 11(i));
●
Issued 320,022 Common Shares, at an average price of $0.156 per share, for settlement of $50,000 in consulting fees owing to a shareholder, previously granted and recognized as Common Shares to be issued at December 31, 2016;
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
●
Issued 594,251 Common Shares, at price of $0.10 per share, for settlement of $59,425 in interest owing on Convertible Debentures (note 15). The above amount included the settlement of $30,843 of interest owing on Convertible Debentures held by related parties of the Company (note 20(c));
●
Issued 2,500,000 Common Shares, at a price of $0.14, for the acquisition of a subsidiary; and
●
Issued 730,280 Common Shares on a private placement basis, at a price of $0.10 per share, for cash proceeds of $50,000 and settlement of amounts owing to an unrelated party in the amount of $23,028.

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
●
Issued 150,000 Common Shares, at a price of $0.14 per share, as $21,000 in related party employment income (note 20(c)).

17. WARRANTS

The following schedule summarizes the outstanding warrants for the purchase of Common Shares of the Company:

	September 30, 2017			December 31, 2016
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of period	17,310,000	$0.23	1.21	8,177,373	$0.25	1.39
Issued	17,477,782	0.21	1.65	11,935,000	0.21	2.05
Cancelled	(1,750,000)	0.25	1.03	(1,125,000)	0.25	1.13
Expired	(3,000,000)	0.34	-	(1,677,373)	0.19	-
End of period	30,037,782	$0.21	0.89	17,310,000	$0.23	1.21

The Company has issued warrants for the purchase of Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
May 29, 2015	(a)	250,000	2.00	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(a)	250,000	2.00	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(a)	250,000	2.00	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(a)	250,000	2.00	0.70	0.85%	Nil	298%	34,755
December 30, 2015	(b)	250,000	1.50	0.20	0.88%	Nil	190%	26,821
December 31, 2015	(c)	3,250,000	2.00	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(d)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
February 18, 2016	(e)	300,000	2.00	0.25	0.80%	Nil	275%	30,501
February 18, 2016	(f)	1,500,000	2.00	0.25	0.80%	Nil	275%	152,503
March 2, 2016	(g)	1,000,000	2.00	0.20	0.91%	Nil	271%	158,995
April 13, 2016	(h)	1,750,000	2.00	0.25	0.88%	Nil	264%	241,754
May 20, 2016	(i)	3,750,000	2.00	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(j)	85,000	2.00	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(k)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(l)	250,000	1.50	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(m)	2,750,000	2.00	0.20	1.20%	Nil	259%	143,871
January 12, 2017	(n)	50,000	1.00	0.20	0.81%	Nil	191%	4,988
January 20, 2017	(o)	750,000	2.00	0.20	1.20%	Nil	267%	43,737
January 31, 2017	(p)	3,773,006	1.00	0.20	0.84%	Nil	173%	224,479
January 31, 2017	(q)	411,361	1.00	0.20	0.84%	Nil	173%	24,474
February 17, 2017	(r)	907,948	1.00	0.20	0.82%	Nil	167%	63,641
February 17, 2017	(s)	108,954	1.00	0.20	0.82%	Nil	167%	7,615
March 8, 2017	(t)	1,500,000	2.00	0.25	1.36%	Nil	266%	193,438
March 21, 2017	(u)	3,270,045	1.00	0.20	1.00%	Nil	165%	236,773
March 21, 2017	(v)	27,623	1.00	0.20	1.00%	Nil	165%	2,000
April 4, 2017	(w)	250,000	1.00	0.20	1.03%	Nil	163%	19,703
April 6, 2017	(x)	500,000	2.00	0.25	1.24%	Nil	167%	52,643
June 2, 2017	(y)	1,634,615	1.00	0.20	1,16%	Nil	171%	110,602
June 16, 2017	(z)	769,230	1.00	0.20	1.21%	Nil	171%	57,765
June 28, 2017	(aa)	300,000	1.00	0.20	1.21%	Nil	159%	23,020
July 1, 2017	(bb)	75,000	1.50	0.20	1.24%	Nil	158%	7,000
July 31, 2017	(cc)	2,000,000	2.00	0.20	1.34%	Nil	245%	252,631
July 31, 2017	(dd)	1,000,000	2.00	0.20	1.34%	Nil	245%	21,930
August 18, 2017	(ee)	150,000	1.50	0.20	1.24%	Nil	159%	11,670
		33,912,782						3,134,281

(a)
Issued in connection to a commission agreement. The warrants vest in four tranches of 250,000 warrants each. The first tranche has an exercise price of $0.40 per share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. During the year ended December 31, 2015, the Company booked the fair value of the vested warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $7,367 and $8,840, respectively, in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(b)
Issued in connection to the Secured Notes (note 11(iv)). During the year ended December 31, 2015, the Company booked the fair value of the warrants in the amount of $26,821 as a prepaid to be expensed over the life of the Secured Notes. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $8,843 and $8,892, respectively, of the prepaid as financing fees which has been recorded as an interest expense.

(c)
Issued in connection to the issuance of Convertible Debentures Series B (note 14). The relative fair value of the warrants in the amount of $516,343, along with the BCF, represents debt discount on the Convertible Debentures Series B and is accreted over the life of the convertible debentures using the effective interest rate. During the nine month periods ended September 30, 2017 and 2016, the Company recorded interest expense in the amount of $129,969 and $27,613, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B.

(d)
Issued in connection to the Term Loan (note 13). On July 15, 2016 and in connection to the Term Loan Amendment, the Company extended the expiration date of the warrants to December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the warrants and the extension in the amount of $51,598 as a debt issuance cost to be expensed over the life of the Term Loan. During the nine months ended September 30, 2017 and 2016, the Company expensed $14,198 and $18,077, respectively, as financing fees which has been recorded as interest expense. On July 15, 2016 and in connection to the Term Loan Amendment, the Company also extended the expiration date of the warrants for the purchase of 250,000 Common Shares that were issued on August 1, 2014 in connection to the Credit Facility (note 12) and extended on January 18, 2016 in connection to the Term Loan (note 13) until December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the extensions in the amount of $42,325 as a prepaid to be expensed over the life of the Term Loan. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $12,144 and $13,724, respectively, as financing fees which has been recorded as interest expense.

(e)
Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants would be automatically canceled. On August 31, 2016, the Company terminated the consulting agreement and 187,500 of the unvested warrants have been cancelled and the remaining 112,500 vested warrants remain outstanding and exercisable until February 17, 2018 as mutually agreed in the termination. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $nil and $16,511, respectively, as stock based compensation which has been recorded as an administrative expense.

(f)
Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On October 25, 2016, the Company terminated the consulting agreement and 937,500 unvested warrants have been cancelled and the remaining 562,500 vested warrants remain outstanding and exercisable until June 30, 2018 as mutually agreed in the termination. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $nil and $108,656, respectively, as stock based compensation which has been recorded as an administrative expense.

(g)
Issued in connection to the Loan Agreement (note 11(v)). The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $158,995 as a prepaid to be expensed over the life of the Shareholder Loan. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $61,610 and $42,619, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(h)
Issued in connection to a consulting agreement. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, September 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically canceled. During the nine month period ended September 30, 2017, the Company terminated the consulting agreement for cause and all warrants issued in connection to the consulting agreement were canceled. As a result of the termination, the Company did not record any stock based compensation during the nine month period ended September 30, 2017. During the nine month period ended September 30, 2016, the Company expensed $180,242 in stock based compensation in relation to these warrants.

(i)
Issued in connection to the issuance of Convertible Debentures Series C-1 (note 15). The relative fair value of the warrants in the amount of $234,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the convertible debentures using the effective interest rate. During the nine month periods ended September 30, 2017 and 2016, the Company recorded interest expense in the amount of $81,679 and $11,225, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-1.

(j)
Issued as a commission payment related to the issuance of the Convertible Debentures Series C-1. The fair value of the warrants in the amount of $14,225 was recorded as a reduction to the proceeds received from the Convertible Debentures Series C-1 (note 15).

(k)
Issued in connection to the Term Loan Amendment (note 13). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $45,799 as a prepaid to be expensed over the life of the Term Loan. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $17,439 and $4,855, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(l)
Issued in connection to the Secured Notes (note 11). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $18,840 as debt issuance cost to be expensed over the life of the Secured Notes. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $9,267 and $nil, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(m)
Issued in connection to the issuance of Convertible Debentures Series C-2 (note 15). The relative fair value of the warrants in the amount of $143,871, along with the BCF, represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the convertible debentures using the effective interest rate. During the nine month periods ended September 30, 2017 and 2016, the Company recorded interest expense in the amount of $63,923 and $nil, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-2.

(n)
Issued in connection to the Bridge Loan Agreement (note 11(vi)). During the nine month periods ended September 30, 2017 and 2016, the Company expensed the fair value of the warrants in the amount of $4,988 and $nil, respectively, as financing fees which has been recorded as interest expense.

(o)
Issued in connection to the issuance of Convertible Debentures Series C-3 (note 15). The relative fair value of the warrants in the amount of $43,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-3 and is accreted over the life of the convertible debentures using the effective interest rate. During the nine month periods ended September 30, 2017 and 2016, the Company recorded interest expense in the amount of $18,184 and $nil, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-3.

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

(t)
Issued in connection to an employment agreement. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business. At September 30, 2017, no stock based compensation has been recorded as the employee has not yet begun to generate new business sales.

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

(x)
Issued in connection to an employment agreement, the warrants shall vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee. Both tranches have vested and the Company has recorded $52,643 in stock based compensation for the nine month period ended September 30, 2017 (September 30, 2016 - $nil).

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

(bb)
Issued in connection with a consulting agreement. During the nine month periods ended September 30, 2017 and 2016, the Company $7,000 and $nil, respectively, as stock based compensation which was recorded as an administrative expense.

(cc)
Issued in connection with the acquisition of a subsidiary (note 4(c)).

(dd)
Issued in connection to an employment agreement, the warrants shall vest in four equal tranches every six months following the date of issuance. During the nine month periods ended September 30, 2017 and 2016, the Company $21,930 and $nil, respectively, as stock based compensation which was recorded as an administrative expense.

(ee)
Issued in connection with a promissory note (note (x)). During the nine month period ended September 30, 2017, the Company booked the fair value of the warrants in the amount of $11,670 as a prepaid to be expensed over the life of the promissory note. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $914 and $nil, respectively, of the prepaid as financing fees which has been recorded as an interest expense.

18. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Bridge Loan Agreement	$-	$-	$4,988	$-
Warrants issued in connection to the issuance of Promissory Note	11,670	-	11,670	-
Warrants issued as commission related to private placements units	-	-	34,089	-
Warrants issued in relation to consulting agreements	24,549	-	59,643	222,939
Warrants issued in relation to employment agreements	28,930		21,930
Total Warrants Issued as Stock Based Compensation	65,149	-	132,320	222,939

Issuance of stock options (note 21)	-	-	1,213,605	-
Common shares issued for consulting fees	-	-	6,000	100,154
Common shares to be issued for consulting fees	-	-	-	32,710
Total Stock Based Compensation	$-	$-	$1,351,925	$355,803

19. SHARES TO BE ISSUED

As at September 30, 2017, the Company has $23,000 in Common Shares to be issued, consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 15)

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

Advances from related parties were as follows:

	September 30, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$258,599	$95,759
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	140,455	313,745
Consulting fees owing to persons related to Officers who are also Directors of the Company	71,642	77,463
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	554,409	901,784
Amounts payable to a corporation related by virtue of a common Officer and Director of the Company	-	76,407
Consulting fees and directors fees payable to Directors of the Company	39,225	13,725
Deferred related party payables	1,101,891	-
	$2,166,221	$1,478,883

At September 30, 2017, the Company had deferred amounts of $1,101,891 (December 31, 2016 – $1,085,906) owing to related parties. The deferred amounts consist of $574,201 (December 31, 2016 – $572,506) owing to Officers of the Company, two of which are also Directors, for consulting fees payable, amounts of $61,000 owing to Directors of the Company for directors fees payable and amounts of $400,650 (CAD $500,000) (December 31, 2016 – $372,400; CAD $500,000) owing to a corporation owned by two Officers of the Company, one of which is also a Director, for management service fees payable and $66,940 of amounts accrued towards the incentive bonus to be paid at maturity. The amounts are non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers will receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The bonus will be expensed over the term of the deferrals. During the nine month periods ended September 30, 2017 and 2016, the Company expensed $66,940 and $nil, respectively, in interest expense related to the incentive bonus.

During the nine month period ended September 30, 2017, the Company settled $87,100 of fees payable, deferred and otherwise, to two former Directors of the Company with the issuance of 871,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt (note 16).

During the nine month period ended September 30, 2017, the Company settled $30,000 of amounts payable to a Director of the Company with the issuance of 300,000 Common Shares. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt (note 16).

During the year ended December 31, 2016, the Company settled $48,000 of the deferred amounts owing to an Officer and Director of the Company with 480,000 Common Shares.

(b)	Interest accrued to related parties were as follows:

	September 30, 2017	December 31, 2016
Interest accrued on advances by Officers of the Company, one of which is also a Director	$375,131	$234,121
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	50,054	29,669
	$425,185	$263,790

(c)	Transactions with related parties were as follows:

During the nine month period ended September 30, 2017, the Company expensed $nil (September 30, 2016 – $72,659) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the nine month period ended September 30, 2017, the Company expensed $34,784 (September 30, 2016 – $21,252) in costs related to vehicles for the benefit of three Officers, two of which are also Directors of the Company, and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $51,672 September 30, 2016 – $178,749) in travel and entertainment expenses incurred by Officers and Directors of the Company.

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

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C-1 to two Directors of the Company for cash (note 15).

The Company expensed consulting fees payable to related parties as follows:

	September 30, 2017	September 30, 2016
Officers	$263,043	$248,040
Persons related to a Director	111,447	105,650
	$374,490	$353,690

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

Outstanding options at September 30, 2017 are as follows:

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

During the three and nine months ended September 30, 2017, the Company expensed $nil and $1,213,605, respectively, as a stock option expense (September 30, 2016 – $nil).

22. COMMITMENTS AND CONTINGENCIES

a) Premises Lease – Florida, USA

Effective January 1, 2015, a subsidiary of the Company entered into an operating lease agreement for a rental premises in Daytona Beach, Florida, USA. The terms of this agreement are to be for a period of 36 months and ending on December 31, 2017 with payments made monthly. Minimum annual lease payments are as follows:

2017	$14,028

b) Premises Leases – Mississauga, Ontario

Effective April 1, 2016, a subsidiary of the Company entered into a lease agreement for a rental premises in Mississauga, Ontario, Canada. The terms of the agreement are to be for a period of 3 years ending on June 30, 2019 with payments made monthly. Minimum annual lease payments are as follows and denominated in CAD:

2017	$19,531
2018	78,125
2019	39,063
$136,719

c) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016, the Company accrued the full $50,000 in charitable contributions regarding this agreement. During the nine months ended September 30, 2017, the Company settled the full amount owing in exchange for 300,000 Common Shares.

d) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty is paid only on the E-liquid sold within the United States. The Company is no longer selling the original recipe and as of September 30, 2017, has stopped accruing royalty payments on this agreement. During the three and nine months ended September 30, 2017, the Company paid $nil and $649, respectively, in relation to the royalty agreement (September 30, 2016 – $8,389).

e) Litigation

On September 20, 2017, Qews Distribution, LLC filed a complaint against the Company in the Superior Court of California, County of Los Angeles alleging breach of written contract and is seeking damages in the amount of approximately $341,374 as a direct result of the Company’s breach of contract. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition. The legal proceeding has been brought in the Superior Court for the State of California, County of Los Angeles under the following caption: Qews Distribution, LLC v. Gilla Operations, LLC, Gilla, Inc., Case No. BC676675, filed September 20, 2017.

23. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivables. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related trade receivables are subject to normal commercial credit risks. A substantial portion of the Company’s trade receivables are concentrated with a limited number of large customers all of which the Company believes are subject to normal industry credit risks. At September 30, 2017, the Company recorded an allowance of $161,340 (December 31, 2016 – $nil) in regards to customers with past due amounts. As at September 30, 2017, 39% (December 31, 2016 – 15%) of the Company’s trade receivables are due from one customer and 52% of the trade receivables are due from two customers. During the nine month period ended September 30, 2017, 26% (September 30, 2016 – 31%) of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2017, the Company had liabilities due to unrelated parties through its financial obligations over the next six years in the aggregate principal amount of $7,463,688. Of such amount, the Company has obligations to repay $5,278,142 over the next twelve months with the remaining $2,185,546 becoming due within the following five years.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash, accounts payable and trade receivables that are denominated in CAD, HUF and EUR.

Analysis by currency in CAD, HUF and EUR equivalents is as follows:

September 30, 2017	Accounts Payable	Trade Receivables	Cash
CAD	$543,540	$43,034	$4,919
HUF	$208,213	$38,423	$4,428
EUR	$54,392	$33,468	$30,694

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $16,536, $25,106 and $977, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $16,536, $25,106 and $977, respectively.

The Company purchases inventory in a foreign currency, at September 30, 2017, the Company included $74,126 (December 31, 2016 – $238,888) in inventory purchased in a foreign currency on its consolidated balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

24. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of vaping products in North America and Europe. Total long lived assets by geographic location are as follows:

	September 30, 2017	December 31, 2016
Canada	$271,005	$826
United States	3,297,414	1,125,704
Europe	6,976	23,418
	$3,575,395	$1,149,948

Total sales by geographic location are as follows:

	September 30, 2017	September 30, 2016
Canada	$241,075	$-
United States	800,015	2,394,711
Europe	2,544,450	922,291
	$3,585,540	$3,317,002

25. SUBSEQUENT EVENTS

On October 1, 2017 and in connection to a consulting agreement, the Company issued warrants for the purchase of 350,000 Common Shares exercisable over eighteen months at an exercise price of $0.20 per Common Share.

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

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid (“E-liquid”), which is the liquid used in vaporizers and electronic cigarettes (“E-cigarettes”), and developer of turn-key vapor and cannabis concentrate solutions for high-terpene vape oils, pure crystalline, high-performance vape pens and other targeted products. The Company aims to be a global leader in developing the most efficient and effective vaping solutions for nicotine and cannabis related products. The Company’s multi-jurisdictional, broad portfolio approach services both the nicotine and cannabis markets with high-quality products that deliver a consistent and reliable user experience. Gilla’s proprietary product portfolio includes: Coil Glaze™, Craft Vapes™, Siren, The Drip Factory, Shake It, Surf Sauce, Ohana, Moshi, Crisp, Just Fruit, Vinto Vape, Vapor’s Dozen, Enriched Vapor and Crown E-liquid™.

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

On September 21, 2017, the Company issued and sold, on a private placement basis, 230,280 Common Shares of the Company at a price of $0.10 per share for total gross proceeds of $23,028.

Subsequent Events

On October 1, 2017 and in connection to a consulting agreement, the Company issued warrants for the purchase of 350,000 Common Shares exercisable over eighteen months at an exercise price of $0.20 per Common Share.

On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares exercisable at a price of $0.20 per Common Share until April 11, 2019.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenue

For the three month period ended September 30, 2017, the Company generated $1,075,975 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $1,048,474 in sales for the three month period ended September 30, 2016. Of the $1,075,975 in revenue generated for the three month period ended September 30, 2017, $560,408 (52% of total sales) was generated in Europe, $329,655 (31% of total sales) was generated in the United States and $185,912 (17% of total sales) was generated in Canada. Of the $1,048,474 in revenue generated for the three month period ended September 30, 2016, $556,520 (53% of total sales) was generated in the United States and $491,954 (47% of total sales) was generated in Europe. The increase in international sales is the result of the Company’s focus on building its global business as well as growing demand for its E-liquid products contained within the Company’s E-liquid brand portfolio.

For the nine month period ended September 30, 2017, the Company generated $3,585,540 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $3,317,002 in sales for the nine month period ended September 30, 2016. Of the $3,585,540 in revenue generated for the nine month period ended September 30, 2017, $2,544,450 (71% of total sales) was generated in Europe, $800,015 (22% of total sales) was generated in the United States and $241,075 (7% of total sales) was generated in Canada. Of the $3,317,002 in revenue generated for the nine month period ended September 30, 2016, $2,394,711 (72% of total sales) was generated in the United States and $922,291 (28% of total sales) was generated in Europe. The increase in international sales is the result of the Company’s focus on building its global business as well as growing demand for its E-liquid products contained within the Company’s E-liquid brand portfolio.

The Company’s cost of goods sold for the three month period ended September 30, 2017 was $451,828 which represents E-liquid, bottles, hardware and related packaging as compared to $321,729 for the three month period ended September 30, 2016. Gross profit for the three month period ended September 30, 2017 was $624,147 with margins of 58% as compared to $726,745 with margins of 69% for the comparative period in 2016.

The Company’s cost of goods sold for the nine month period ended September 30, 2017 was $1,492,548 which represents E-liquid, bottles, hardware and related packaging as compared to $1,527,711 for the nine month period ended September 30, 2016. Gross profit for the nine month period ended September 30, 2017 was $2,092,992 with margins of 58% as compared to $1,789,291 with margins of 54% for the comparative period in 2016.

Operating Expenses

For the three month period ended September 30, 2017, the Company incurred an administrative expense of $1,046,253, consulting fees due to related parties of $130,786, depreciation expense of $21,106, amortization expense of $11,650, bad debt expense of $4,343, impairment of inventory expense of $191,143 and an impairment of fixed asset expense of $12,020. For the three month period ended September 30, 2016, the Company incurred an administrative expense of $1,331,755, consulting fees due to related parties of $134,046, depreciation expense of $16,472, amortization expense of $19,500, impairment of inventory expense of $24,453 and an impairment of fixed asset expense of $70,142. Total operating expenses for the three month period ended September 30, 2017 were $1,417,301 as compared to $1,596,368 for the three month period ended September 30, 2016.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The decrease in administrative expenses of $285,502 between the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016 is attributable to cost cutting measures by management. The decrease in consulting fees due to related parties of $3,260 between the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016 is attributable to the effects of foreign exchange translation. The impairment of inventory expense of $191,143 for the three month period ended September 30, 2017 and $24,453 for the three month period ended September 30, 2017 are attributable to the Company writing off obsolete inventory. The impairment of fixed asset expense of $12,020 for the three month period ended September 30, 2017 is attributable to the Company writing off the value of fixed assets located at an office premises that was closed during the period. The impairment of fixed asset expense of $70,142 for the three month period ended September 30, 2016 is attributable to the Company writing off manufacturing equipment that was not in working order and that the Company was unable to sell. The gain on settlement of $352,284 for the three month period ended September 30, 2017 is attributable to the settlement of promissory notes issued in connection to an acquisition.

For the nine month period ended September 30, 2017, the Company incurred an administrative expense of $3,190,313, consulting fees due to related parties of $374,490, depreciation expense of $40,807, amortization expense of $34,950, bad debt expense of $165,683, stock option expense of $1,213,605, impairment of inventory expense of $191,143, impairment of fixed asset expense of $12,020 and a loss on settlement of 23,840. For the nine month period ended September 30, 2016, the Company incurred an administrative expense of $4,130,393, consulting fees due to related parties of $353,690, depreciation expense of $44,982, amortization expense of $74,500, recovery of bad debt of $1,198, impairment of inventory expense of $24,453, impairment of fixed asset expense of $70,142, impairment of goodwill expense of $208,376 and a gain on settlement of $245,625. Total operating expenses for the nine month period ended September 30, 2017 were $5,246,851 as compared to $4,659,713 for the nine month period ended September 30, 2016.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The decrease in administrative expenses of $940,080 between the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016 is attributable to cost cutting measures by management. The increase in consulting fees due to related parties of $20,800 between the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016 is attributable to the effects of foreign exchange translation. The bad debt expense of $165,683 for the nine month period ended September 30, 2017 is mainly attributable to a $161,340 allowance booked for doubtful accounts. The stock option expense incurred in the nine month period ended September 30, 2017 of $1,213,605 is attributable to the adoption of a stock option plan and issuance thereunder to the Company’s directors, officers and employees. The impairment of inventory expense of $191,143 for the nine month period ended September 30, 2017 and $24,453 for the nine month period ended September 30, 2016 are attributable to the Company writing off obsolete inventory. The impairment of fixed asset expense of $12,020 for the nine month period ended September 30, 2017 is attributable to the Company writing off the value of fixed assets located at an office premises that was closed during the period. The impairment of fixed asset expense of $70,142 for the nine month period ended September 30, 2016 is attributable to the Company writing off manufacturing equipment that was not in working order and that the Company was unable to sell. The loss on settlement of $23,840 for the nine month period ended September 30, 2017 is attributable to losses associated with the settlement of debt. The gain on settlement of $245,625 for the nine month period ended September 30, 2016 is attributable to the settlement of consideration and compensation payable to a vendor of an acquisition. As a result of the settlement, the Company also tested and impaired $208,376 in goodwill for the nine months ended September 30, 2016, related to the value of workforce and business acumen required from such acquisition.

Loss from Operations

For the three month period ended September 30, 2017, the Company incurred a loss from operations of $793,154 as compared to a loss from operations of $869,623 for the three month period ended September 30, 2016 due to the reasons discussed above.

For the nine month period ended September 30, 2017, the Company incurred a loss from operations of $3,153,859 as compared to a loss from operations of $2,870,422 for the nine month period ended September 30, 2016 due to the reasons discussed above.

Other Expenses

For the three month period ended September 30, 2017, the Company incurred a gain on settlement of $352,284, a foreign exchange loss of $153,764, amortization of debt discount expense of $138,761 and interest expense of $247,222. For the three month period ended September 30, 2016, the Company incurred a foreign exchange gain of $18,893, amortization of debt discount expense of $19,894 and interest expense of $172,610. For the three month period ended September 30, 2017, the Company incurred total other expenses of $187,463 as compared to $173,611 for the three month period ended September 30, 2016. The gain on settlement of $352,284 for the three month period ended September 30, 2017 is attributable to the settlement of promissory notes issued in connection to an acquisition. The increase in amortization of debt discount expense of $118,867 between the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016 is attributable to an increase in accretion of the beneficial conversion feature and fair value of the warrants associated with the Company’s convertible debentures resulting from the cumulative effects of the issuance of new convertible debentures in fiscal 2016 and 2017 and the conversion of convertible debentures in 2017. The increase in interest expense of $74,612 between the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016 is attributable to increased interest expenses associated with the Company’s debt instruments.

For the nine month period ended September 30, 2017, the Company incurred a gain on settlement of $352,284, a foreign exchange loss of $213,658, amortization of debt discount expense of $799,753 and interest expense of $696,870. For the nine month period ended September 30, 2016, the Company incurred a foreign exchange loss of $70,199, amortization of debt discount expense of $56,180 and interest expense of $444,526. For the nine month period ended September 30, 2017, the Company incurred total other expenses of $1,357,997 as compared to $570,905 for the nine month period ended September 30, 2016. The gain on settlement of $352,284 for the nine month period ended September 30, 2017 is attributable to the settlement of promissory notes issued in connection to an acquisition. The increase in amortization of debt discount expense of $743,573 between the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016 is attributable to an increase in accretion of the beneficial conversion feature and fair value of the warrants associated with the Company’s convertible debentures resulting from the cumulative effects of the issuance of new convertible debentures in fiscal 2016 and 2017 and the conversion of convertible debentures in 2017. The increase in interest expense of $252,344 between the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016 is attributable to increased interest expenses associated with the Company’s debt instruments.

Net Loss and Comprehensive Loss

Net loss amounted to $980,617 for the three month period ended September 30, 2017 as compared to a net loss of $1,043,234 for the three month period ended September 30, 2016 due to the reasons discussed above.

Net loss amounted to $4,511,856 for the nine month period ended September 30, 2017 as compared to a net loss of $3,441,327 for the nine month period ended September 30, 2016 due to the reasons discussed above.

Comprehensive loss amounted to $1,142,838 for the three month period ended September 30, 2017 as compared to a comprehensive loss of $1,017,672 for the three month period ended September 30, 2016. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Comprehensive loss amounted to $4,841,344 for the nine month period ended September 30, 2017 as compared to a comprehensive loss of $3,539,351 for the nine month period ended September 30, 2016. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

As at September 30, 2017, the Company had total assets of $4,699,960 (as compared to total assets of $2,422,954 at December 31, 2016) consisting of cash and cash equivalents of $75,683, trade receivables of $280,551, inventory of $403,583, other current assets of $364,748, property and equipment of $336,504, website development of $5,583, intangibles of $126,850 and goodwill of $3,106,458. The increase in assets as at September 30, 2017 as compared to December 31, 2016 is primarily the result of the acquisition of VBI (see “VBI Acquisition”) and an increase of trade receivables.

As at September 30, 2017, the Company had total liabilities of $10,175,006 (as compared to total liabilities of $8,113,864 at December 31, 2016) consisting of accounts payable of $1,956,323, accrued liabilities of $422,998, accrued interest due to related parties of $425,185, customer deposits of $34,399, loans from shareholders of $1,210,966, amounts due to related parties of $2,166,221, promissory notes of $179,121, amounts owing on acquisition of $468,055, convertible debentures of $270,457, term loan of $1,126,192, long term promissory notes of $367,710 and long term amounts owing on acquisitions of $1,547,379.

At September 30, 2017, the Company had negative working capital of $7,135,352 and an accumulated deficit of $17,762,750.

As at December 31, 2016, the Company had total assets of $2,422,954 consisting of cash and cash equivalents of $184,754, trade receivables of $80,409, inventory of $545,135, other current assets of $462,708, property and equipment of $93,068, website development of $7,083, intangibles of $160,300 and goodwill of $889,497.

As at December 31, 2016, the Company had total liabilities of $8,113,864 consisting of accounts payable of $1,740,071, accrued liabilities of $404,633, accrued interest due to related parties of $263,790, customer deposits of $56,834, loans from shareholders of $502,288, amounts due to related parties of $1,478,883, promissory notes of $17,750, amounts owing on acquisition of $838,317, term loan of $1,144,337, long term loans from shareholders of $497,351, long term amounts due to related parties of $1,085,906 and long term convertible debentures of $83,704.

At December 31, 2016, the Company had negative working capital of $5,173,897 and an accumulated deficit of $13,250,894.

Net cash used in operating activities

For the nine month period ended September 30, 2017, the Company used net cash of $1,533,731 (as compared to $1,804,933 during the nine month period ended September 30, 2016) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the nine month period ended September 30, 2017, the Company used net cash of $73,472 (as compared to $89,612 during the nine month period ended September 30, 2016) in investing activities relating to the addition of capital assets.

Net cash flow from financing activities

For the nine month period ended September 30, 2017, net cash provided by financing activities was $1,631,940 (see “Term Loan”, “Bridge Loan”, “Promissory Notes” and “Common Shares”) as compared to net cash provided by financing activities of $1,932,622 for the nine month period ended September 30, 2016.

VBI Acquisition

On July 31, 2017, the Company acquired all of the issued and outstanding shares of VBI, a Canada-based E-liquid manufacturer and distributor, through its wholly owned subsidiary Gilla Enterprises Inc.

The following summarizes the preliminary fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:	Preliminary Allocation
Receivables	$9,619
Other current assets	36,435
Inventory	79,971
Fixed assets	218,687
Goodwill	2,216,961
Total assets acquired	$2,561,673

Liabilities assumed:
Bank indebtedness	$11,722
Accounts payable	185,645
Loans payable	254,131
Total liabilities assumed	$451,498

Consideration:
Issuance of Common Shares	$350,000
Issuance of warrants	252,631
Vendor Take Back	356,443
Earn out	1,151,101
Total consideration	$2,110,175

In consideration for the acquisition, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share from the closing date, such warrants vesting in five (5) equal tranches every four (4) months following the closing date; (iii) a total of CAD $550,000 in non-interest bearing, unsecured vendor-take-back loans (the “VTB”) due over twenty-four (24) months, with principal repayments beginning five (5) months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out (the “Earn-out”) capped at: (a) the total cumulative amount of CAD $2,000,000; or (b) five (5) years from the closing date. The Earn-Out shall be calculated as: (x) 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; (y) 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and (z) 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four (4) quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter. A 15% discount rate has been used to calculate the present value of the Earn Out on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Earn Out, interest will be accrued at 15% per annum to accrete the Earn-Out to maximum payable amount.

Total
Present value of Earn Out at the acquisition date	$1,151,101
Interest expense related to accretion	26,619
Exchange rate differences	1,650
Less: Current amount owing	(178,597)
Present value at September 30, 2017	$1,000,773

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable notes with similar term and risk profiles. Over the term of the respective Vendor take Back, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	8,034
Exchange rate differences	473
Less: Current amount owing	(104,458)
Present value at September 30, 2017	$260,492

The results of operations of VBI have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and VBI as if the companies had been combined as of January 1, 2016. The unaudited condensed combined pro forma information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	September 30, 2017	December 31, 2016
Pro forma revenue	$4,833,097	$5,984,345
Pro forma loss from operations	$(2,956,012)	$(3,846,459)
Pro forma net loss	$(4,650,457)	$(4,618,919)

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cashsweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

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

During the three and nine month periods ended September 30, 2017, the Company expensed $42,370 and $129,043, respectively, in interest as a result of the Term Loan (September 30, 2016 – $44,570 and $97,409). Pursuant to the Cash Sweep, during the nine month period ended September 30, 2017, the Company paid a total of $239,908 to the Lenders consisting of $152,044 in interest and $87,864 in principal repayments. At September 30, 2017, the Company owes the Lenders a payment of $14,618, consisting fully of interest which was paid to the Lenders on October 19, 2017 as per the terms of the Cash Sweep.

The amount owing on the Term Loan is as follows:

	September 30, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Exchange loss (gain) during the period/year	92,720	(28,159)
Principal payments made	(87,864)	(76,815)
Interest accrued	129,043	140,540
Interest payments made	(152,044)	(111,069)
Ending balance	$1,126,192	$1,144,337

Bridge Loan

On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (USD $160,260) (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matures on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable. The Bridge Loan matured on March 12, 2017 and is currently in default.

Promissory Notes

The Company has outstanding current promissory notes as follows:

	September 30, 2017	December 31, 2016
Unsecured, bears interest at 18% per annum, matures June 19, 2019(ii)	$30,000	$-
Unsecured, bears interest at 10% per annum, matures December 15, 2017(iii)	7,500	-
Unsecured, bears interest at 10% per annum, matures September 28, 2017(iv)	2,000	17,750
Secured, bears interest at RBP + 2% per annum, due on demand(v)	40,066	-
Secured, bears interest at RBP + 3% per annum, due on demand(vi)	69,362	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vii)	18,173	-
Unsecured, interest free, matures October 29, 2017(viii)	12,020
	$179,121	$17,750

The Company has outstanding long term promissory notes as follows:

	September 30, 2017	December 31, 2016
Unsecured, bears interest at 15% per annum, matures February 18, 2019(i)	$240,390	$-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(ii)	22,500	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vii)	104,820	-
	$367,710	-

(i)
On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000 (US $240,390). The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The warrants were valued at $11,670 and booked as prepaid financing expense to be expensed over term of promissory note. During the three and nine months ended September 30, 2017, the Company accrued $4,248 in interest expense on this promissory note which has been recorded in accrued liabilities (September 30, 2016 – $nil).

(ii)
On June 30, 2017, the Company issued an unsecured promissory note in the principal amount of $60,000. The principal together with interest at a rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount remaining will become due and payable without notice. At September 30, 3017, $30,000 in principal on this promissory note has been classified as a current liability and $22,500 has been classified as a long term liability on the Company’s consolidated balance sheet. During the three and nine months ended September 30, 2017, the Company paid $2,700 in interest on this promissory note (September 30, 2016 – $nil).

(iii)
On April 20, 2017, the Company issued an unsecured promissory note in the principal amount of $20,000. The principal together with interest at a rate of 10% over the term of the promissory note is payable in monthly instalments of $2,750 with the first payment due on May 15, 2017 and the final payment due on December 15, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount remaining will become due and payable without notice. During the three and nine months ended September 30, 2017, the Company paid $750 and $1,000, respectively, in interest on this promissory note (September 30, 2016 – $nil).

(iv)
On September 28, 2016, the Company issued an unsecured promissory note in the principal amount of $21,000. The principal together with interest at a rate of 10% per annum is payable in monthly instalments of $2,000 with the first payment due on October 28, 2016 and the final payment due on September 28, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount remaining will become due and payable without notice. During the three and nine months ended September 30, 2017, the Company paid $750 and $2,000, respectively, in interest on this promissory note (September 30, 2016 – $nil). At September 30, 2017, the Company was delinquent on its September 30, 2017 payment and $250 in interest was accrued and remains due at September 30, 2017.

(v)
On July 18, 2016, VBI entered into a revolving facility with The Royal Bank of Canada (“RBC”) for CAD $50,000 (US $40,066). The revolving facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears. During the three and six months ended September 30, 2017, the Company paid $342 in interest on this facility (September 30, 2016 – $nil). At September 30, 2017, $40,065 in principal remains owing on this facility.

(vi)
On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000 (US $84,938). The credit facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%. Interest is payable monthly in arrears and VBI is required to make monthly principal payments in the amount of $1,416. During the three and nine months ended September 30, 2017, the Company paid $728 in interest (September 30, 2016 – $nil) and made principal payment of $2,832 on this facility. At September 30, 2017, $69,362 in principal remains owing on this facility.

(vii)
On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132 (US $140,333). As a result of the lease agreement, VBI is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451 (US $1,964). During the three and nine months ended September 30, 2017, the Company paid $2,946 in principal and $981 in interest (September 30, 2016 – $nil). At September 30, 2017, $122,993 in principal remains payable on the capital lease with $18,173 being allocated to current liabilities and $104,820 being allocated to long term liabilities on the consolidated balance sheet.

(viii)
On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000 (US $16,026). Pursuant to the share purchase agreement to acquire VBI, the Company agreed to repay the vendor the loan with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan is unsecured and interest free. During the three and nine months ended September 30, 2017, the Company paid $4,006 on this loan (September 30, 2016 – $nil). At September 30, 2017, $12,020 in principal remains outstanding on this loan.

Common Shares

During the nine months ended September 30, 2017, the Company:

●	Issued 19,083,818 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for cash proceeds, net of issuance costs, of $1,818,672;
●	Issued 1,998,950 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $199,895 in amounts owing to related parties;
●	Issued 226,920 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, for settlement of $22,692 in amounts owing to a shareholder;
●
Issued 320,022 Common Shares, at an average price of $0.156 per share, for settlement of $50,000 in consulting fees owing to a shareholder, previously granted and recognized as Common Shares to be issued at December 31, 2016;

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

●
Issued 594,251 Common Shares, at price of $0.10 per share, for settlement of $59,425 in interest owing on Convertible Debentures. The above amount included the settlement of $30,843 of interest owing on Convertible Debentures held by related parties of the Company;

●	Issued 2,500,000 Common Shares, at a price of $0.14, for the acquisition of a subsidiary; and
●	Issued 730,280 Common Shares on a private placement basis, at a price of $0.10 per share, for cash proceeds of $50,000 and settlement of amounts owing to an unrelated party in the amount of $23,028.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at September 30, 2017, the Company has an accumulated deficit of $17,762,750 and a working capital deficiency of $7,135,352 as well as negative cash flows from operating activities of $1,533,731 for the nine month period ended September 30, 2017. These conditions represent material uncertainty that cast significant doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level ofoperations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and to expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and in a timely manner, if at all. Failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. Adoption of ASU 2016-09 did not have an impact on the Company’s condensed consolidated interim financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update also means the instrument would not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

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

Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries: Gilla Operations, LLC; E Vapor Labs Inc.; Gilla Enterprises Inc. and its wholly owned subsidiaries Gilla Europe Kft., Gilla Operations Europe s.r.o. and Vape Brands International Inc.; E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Operations Worldwide Limited; Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

Advertising Costs

In accordance with the FASB Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), the Company expenses the production costs of advertising the first time the advertising takes place. The Company expenses all advertising costs as incurred. During the three and nine month periods ended September 30, 2017, the Company expensed $36,393 and $128,240, respectively, as corporate promotions (September 30, 2016 – $65,045 and $223,597). These amounts have been recorded as an administrative expense.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company believes that disclosure controls and procedures were not effective as of September 30, 2017, due to the Company’s limited resources and staff.

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

Changes in Internal Controls

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

On September 20, 2017, Qews Distribution, LLC filed a complaint against the Company in the Superior Court of California, County of Los Angeles alleging breach of written contract and is seeking damages in the amount of approximately $341,374 as a direct result of the Company’s breach of contract. There can be no assurance that the outcome of this complaint would not have a material adverse effect on the business, results of operations and financial condition. The legal proceeding has been brought in the Superior Court for the State of California, County of Los Angeles under the following caption: Qews Distribution, LLC v. Gilla Operations, LLC, Gilla, Inc., Case No. BC676675, filed September 20, 2017.

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

On July 31, 2017, the Company issued 2,500,000 Common Shares at a price of $0.14 per Common Share as a result of the acquisition of VBI, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

On August 4, 2017, the Company issued and sold, on a private placement basis, 500,000 Common Shares of the Company at a price of $0.10 per share, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

On September 21, 2017, the Company issued and sold, on a private placement basis, 230,280 Common Shares of the Company at a price of $0.10 per share, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

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

GILLA INC.
(Registrant)

November 14, 2017	By:	/s/ Graham Simmonds
Name: Graham Simmonds
Title: Chief Executive Officer and Principal Executive Officer

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Principal Accounting Officer