Form 10-K
period 2017-12-31
GILLA INC.
filed 2018-05-03
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2017, was approximately $17,153,348 based on the average bid and asked prices on such date of $0.15. The registrant does not have any non-voting equities.

The Registrant had 143,218,368 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, outstanding on April 30, 2018.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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

BUSINESS OF ISSUER

The current primary business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid (“E-liquid”), which is used in vaporizers, electronic cigarettes (“E-cigarettes”), and other vaping hardware and accessories. E-liquid is heated by an atomizer to deliver the sensation of smoking (“vaping”) or “vaporizing”) and sometimes even mimics traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance, without burning tobacco. When vaporized, some E-liquids release nicotine, while others merely release flavored vapor, which allows users to replicate the smoking experience, nicotine free. Furthermore, the Company’s new cannabis division develops intellectual property to deliver turn-key cannabis concentrate solutions for high-terpene vape oils, pure crystalline, high-performance vape pens and other targeted products.

Gilla aims to be a global leader in delivering the most efficient and effective vaping solutions for nicotine and cannabis related products. The Company's multi-jurisdictional, broad portfolio approach services both the nicotine and cannabis markets with high-quality products that deliver a consistent and reliable user experience. The Company primary E-liquid business has global sales across 25 countries and currently has top recognized brands in countries such as Belgium, the Netherlands and Denmark.

Gilla’s proprietary product portfolio includes the following brands: Spectrum Concentrates, Coil Glaze™, Craft Vapes™, Siren, The Drip Factory, Shake It, Surf Sauce, Ohana, Moshi, Crisp, Just Fruit, Vinto Vape, Vapor’s Dozen, Enriched Vapor and Crown E-liquid™. The Company currently owns and markets over 15 brands which are comprised of over 125 proprietary flavors.

Gilla has built a strong platform for growth through investing in or acquiring brands and through distribution to consumers. Over the past two years, the Company has developed and acquired manufacturing operations, premium E-liquid brands and a global distribution platform. The Company has also made changes to its operating model to improve agility and responsiveness to consumer demand.

The Company is building depth in its E-liquid product portfolio to meet consumer needs, while maintaining a high degree of standards across all of its operations.

Gilla Manufactures	Gilla Markets	Gilla Innovates	Gilla Sells
The Company owns proprietary manufacturing operations and a global distribution platform to ensure the efficient, sustainable production and supply of E-liquid. Gilla strives to meet and exceed customer expectations.

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

Everyone at the Company understands the vapor industry and how they can assist in building valuable relationships with customers and end-users. Gilla is passionate about delivering unparalleled customer service to extend the Company’s sales reach.

During the fiscal year ended 2017, Gilla began investing in and developing an intellectual property portfolio of products and brands for cannabis consumers. The Company’s new cannabis division aims to generate revenue though licensing its intellectual property to licensed cannabis producers. Gilla’s first proprietary products for the cannabis market were launched under the Spectrum Concentrates brand which is currently available in the State of Colorado through the Company’s licensee partner. The Company does not have any cannabis inventory and/or licenses to manufacture or sell cannabis.

The Company’s Products

The Company’s current products include generic and premium branded E-liquid, the liquid used in vaporizers, E-cigarettes, and other vaping hardware, and an intellectual property portfolio of products and brands for cannabis consumers (the “Products”). A vaporizer, or E-cigarette, is an electronic inhaler meant to simulate smoking and act as a substitute for traditional cigarettes. Generally, a heating element, such as an atomizer, vaporizes the E-liquid solution to deliver the sensation of smoking, without burning tobacco. E-liquid is available with or without nicotine.

E-liquid is a solution of propylene glycol (an organic compound that facilitates the vapor effect that can be found in many pharmaceutical and cosmetic products such as moisturizers) (“PG”), vegetable glycerin (“VG”), flavoring, and, if stipulated, a variable percentage of pharmaceutical grade nicotine. The Company offers over 500 base flavors of generic E-liquid and a portfolio of premium branded E-liquid mixtures which are available without or with nicotine in strengths up to 24 mg/ml, all with varying proportions of PG and VG. An E-liquid with a higher VG content will generally deliver a thicker cloud of vapor when vaporized. The Company’s premium E-liquid brands have been meticulously developed and manufactured to satisfy enhanced flavor palates and are only available in limited flavors and nicotine strengths. E-liquids are generally available without nicotine or in nicotine strengths of 1.5mg/ml, 3 mg/ml, 6 mg/ml, 12 mg/ml, 18 mg/ml and 24 mg/ml.

Furthermore, many of the Products have gone through testing, analysis and notification procedures, particularly those Products sold in regulated markets such as the EU. For example, as required by the general regulatory framework in EU for E-liquid and other vapor products, each of the Products that are commercially marketed in the EU were required to be notified to each EU member state competent authority where the Products are marketed and sold. Such notification requirements included, but were not limited to, a list of all ingredients contained in, and emissions resulting from the use of, each product, toxicology data regarding the product’s ingredients and emissions, and information on the nicotine dose and uptake when consumed under foreseeable conditions. In order to fully comply with all regulations in each jurisdiction that the Products are sold, the Company must also alter certain elements of the Products such as labeling and packaging to conform to local languages and laws. Additional testing, analysis and disclosures regarding the Company and the Products have been completed, or are in the process of being completed to meet upcoming compliance deadlines, to fully adhere to the regulations in each jurisdiction which the Products are marketed and sold.

The Company primary focus is purely on the development of proprietary E-liquid Products. As such, the Company does not manufacture any vaping hardware such as vaporizer modules, E-cigarettes or other vaping accessories. Any hardware sold by the Company is manufactured and supplied to the Company by third parties. The Company’s E-liquid Products are generally compatible with any brand or type of vaping hardware which will continue to evolve rapidly. Furthermore, the Company’s cannabis division is focused on developing an intellectual property portfolio of products and brands for cannabis consumers. The Company does not have any cannabis inventory and/or licenses to manufacture or sell cannabis. Instead, the Company seeks to license its intellectual property to licensed cannabis producers.

Premium E-liquid Brand Portfolio

The Company’s diversified portfolio approach to manufacturing and distributing E-liquid provides customers with the flexibility to select from Gilla’s catalogue of premium brands to directly cater to unique consumer opportunities that exist in the niche marketplaces in which the Company operates. This allows the Company to allocate resources to its highest growth opportunities on a global scale. Gilla’s portfolio of Products and brands offers a range of price points and flavor profiles enabling the Company to capitalize on preference shifts across the price and palate spectrum. The breadth and depth that the Company aims to develop within its portfolio is expected to provide resilience and enable the Company to continue to grow over time.

Gilla’s proprietary product portfolio includes the following brands: Spectrum Concentrates, Coil Glaze™, Craft Vapes™, Siren, The Drip Factory, Shake It, Surf Sauce, Ohana, Moshi, Crisp, Just Fruit, Vinto Vape, Vapor’s Dozen, Enriched Vapor and Crown E-liquid™. The Company currently owns and markets over 15 brands which are comprised of over 125 proprietary flavors.

Research and Development

R&D - E-Liquid Products

Innovation forms an important part of Gilla’s growth strategy, playing a key role in positioning its brands for continued growth at the forefront of the vapor industry. The Company’s in-house mixologists and vaping experts are continually developing new E-liquid flavors to cater to emerging vaping trends and changing consumer demands. The Company’s in-house marketing and design specialists develop and launch new attractive brands and product offerings from the Company’s growing catalogue of proprietary flavor recipes. Innovative new packaging and marketing components are also critical to Gilla’s overall brand development, loyalty and customer retention strategies. Gilla’s in-house compliance specialists also provide the Company with a first mover advantage to quickly respond to and adapt to changing local regulations globally.

R&D - Cannabis-Related Intellectual Property

Gilla’s cannabis division employs a Colorado-based individual that works directly with the Company’s licensee partners who is specifically tasked with advancing the Company’s cannabis products and related intellectual property portfolio. Gilla is in the advanced stages of development of two new cannabis brands. One brand is aimed at the female demographic while the other brand is a value product aimed at those consumers desiring an inexpensive disposable cannabis vaping device. The Company recently launched its first cannabis concentrates brand in the United States, Spectrum Concentrates, which utilizes a proprietary extraction process to deliver high end products with maximum purity and authentic natural terpene flavors.

Manufacturing, Distribution, Principal Markets & Marketing Methods

E- Liquid Manufacturing and Distribution Platform

The Company maintains and operates its own E-liquid manufacturing and distribution platform, which operate from leased premises in the United States (Daytona Beach, FL), Canada (Mississauga, ON) and Slovakia (Bratislava). Gilla’s international logistics and supply chain management platform was developed by replicating successful distribution and marketing models of bottling and beverage companies, such as Coca Cola and Diageo, with an ultimate focus on servicing global clients locally with strong store level marketing support.

The Company manufactures its portfolio of E-liquid Products from two facilities, with one located in Daytona Beach, Florida, USA and the other in Mississauga, Ontario, Canada. The US-based plant operates out of a 10,000 sq. ft. facility and the Canadian-based facility operates out of a 11,000 sq. ft. facility. The Company’s manufacturing line currently produces up to 650,000 finished E-liquid bottles per month (of 10 ml bottles) depending on demand for the Products and is scalable to produce up to 1,500,000 bottles per month, if demand required. Having two facilities allows the Company to benefit from manufacturing the Products closer to its customers which can significantly reduce shipping and logistics costs while also having a redundant platform to prevent any manufacturing and supply outages. The Products are produced to consistent manufacturing standards in each facility. The Company is currently engaged in launching an additional manufacturing facility in Europe to service its European customers locally. Having manufacturing in multiple jurisdictions also significantly reduces regulatory and government risk to any specific location.

The Company’s distribution platform operates through a number of domestic subsidiaries in the United States, Canada and Slovakia. This allows for the Company to service global clientele locally, allowing for quick responsiveness to customer needs and best-in-class customer support. Furthermore, servicing European clients from within the EU though its subsidiary in Slovakia allows the Company to custom clear goods on entry into the EU in order to send custom-cleared goods to the Company’s clients, a value-added service not commonly offered by competitors from outside of the EU.

Gilla sells its E-liquid Products through a number of market channels including vape shops, retail and wholesale distributors, convenience stores, and e-commerce websites. A shift from cig-a-like E-cigarettes to vaporizer modules in the industry has led to vape shops and other retailers allocating more shelf space to E-liquid products to satisfy the demand for liquids to refill vaporizer tanks. This market shift was driven by the E-cigarette’s power and flavor limitations as well as the better performance, affordability and overall user experience of the vaporizer module with a refillable vaporizer tank. As a result, it is expected that the US E-liquid industry alone will grow to $2.8B by 2025 (Source: BIS Research: U.S. E-liquid Market – Analysis & Forecast, 2015-2025).

One of the Company’s key strengths is its geographic reach. The Company currently services 25 countries covering three continents. The Company is focused on developing its sales and global distribution network by introducing new product offerings, sales incentives and promotional programs and best-in-class customer service.

E-Liquid Retail and Vape Shops

Gilla has developed a deep understanding of the vapor industry from both the wholesale buyer and consumer perspective. The Company uses this knowledge to create new products, services and programs that management anticipates will assist the Company in cultivating long-term partnerships with its customers. There are more than 19,000 vape shops globally with approximately half in the US alone (Source: Wells Fargo Securities, LLC estimates and Tobacco Talk Surveys, June 2015). Certain of the company’s E-Liquid Products are distributed to over 700 vape shops globally. Vape shops educate consumers through their knowledgeable vaping experts who assist customers in choosing from a number of different E-liquid flavors and products. Vape shops typically carry an assortment of both generic and premium E-liquid products that are differentiated by price and flavor complexity as well as an assortment of vaping hardware.

Gilla leverages strong store level marketing of its E-liquid Products such as targeted sales programs, promotions, best-in-class point-of-sale marketing and other sales giveaways to both end consumers and vape shop personnel to attract and incentivize vape shops to carry its E-Liquid Products and further increase shelf space and sell through. The Company focuses on servicing these vape shops locally with industry-leading customer service and by partnering with recognized distribution partners in those jurisdictions. These initiatives have proven to be successful for Gilla as the Company’s E-Liquid Products are available in vape stores internationally having top recognized brands in multiple countries in Europe such as Belgium, the Netherlands and Denmark.

Gaining access to new vape shops and retail outlets is a distributor-driven business. As such, Gilla partners with leading local distributors which have access to retail networks and have existing infrastructure to distribute the Company’s E-liquid Products. In certain jurisdictions across the EU, the Company has exclusive distribution partners of its E-Liquid Products who are required to maintain and grow sales by a pre-determined amount to maintain exclusivity. Assisting these distributors with Gilla’s store level marketing support has proven to enhance sell-through and overall awareness to its E-Liquid Products.

E-commerce

The Company also distributes its E-Liquid Products through its websites and other online sales platforms. The Company believes that its online strategy will continue to evolve while expanding on various forms of social media as a key element in its marketing strategy and in further establishing and growing the Company’s E-liquid product portfolio and brands.

Cannabis-Related Platform

The Company markets its cannabis-related Products through intellectual property agreements with cannabis-licensed entities in specific jurisdictions (a “Licensed Producer”) where the sale of cannabis is legal. These Licensed Producers are third parties that enter into a licensing agreement directly with the Company or through the Company’s licensee intermediary overseeing that jurisdiction. The Licensed Producer is solely responsible for the manufacturing and distribution of the licensed Products. Under Gilla’s licensing agreements, Gilla provides its licensee partners with the intellectual property required to manufacture the licensed Products including standard operating procedures, packaging design and the creative and marketing assets.For this, Gilla retains a fixed licensing fee or variable licensing fee based on criteria such as gross profit or gross sales within that jurisdiction. The Company does not have any cannabis inventory and/or licenses to manufacture or sell cannabis.

Gilla’s Business Model

Gilla aims to be a global leader in delivering the most efficient and effective vaping solutions for nicotine and cannabis related products. The Company's multi-jurisdictional, broad portfolio approach services both the nicotine and cannabis markets with high-quality products that deliver a consistent and reliable user experience. The Company has grown through investments in manufacturing and distribution, E-liquid brands and acquisitions to both broaden Gilla’s portfolio depth and geographical footprint. Gilla’s business model targets the high growth vaping industry to generate high margin returns on sales of the Products to yield positive results for its shareholders, while creating value for its customers and consumers. The Company seeks to leverage its existing infrastructure and industry know-how to further its bespoke business model across different regulatory jurisdictions and new markets.

The Company is targeting new geographic regions such as Asia and South America by leveraging existing infrastructure and underutilized manufacturing capacity. Furthermore, management also continues to evaluate new verticals which may be applicable to the Company’s expertise in the vape and vapor products industry.

The Company has developed a strong platform for growth based on the following key elements:

●
Diversified Proprietary E-liquid Portfolio – Gilla has developed and acquired premium E-liquid brands across categories and price points.

●
Global Geographic Reach – Gilla’s distribution infrastructure services 25 countries spanning three continents.

●
Efficient Supply and Procurement – Gilla’s manufacturing facilities ensure efficient, sustainable production and supply of E-Liquid Products to the highest quality standards.

●
Leading Capabilities – Gilla is focused on execution and has retained knowledgeable and industry leading executives across all functions of its business, including operations, sales and finance, and is committed to delivering industry leading customer service.

Performance Drivers

The Company has developed six performance drivers that are key to driving growth.

1.
Focus on core business

The Company’s premium E-liquid Products have the potential to generate margins in excess of 65%. A focus on driving recurring sales of higher margin E-liquid Products contained within Gilla’s portfolio is expected to improve overall margins which can support a vast amount of the Company’s operating and overhead costs, enhancing revenues and profitability.

2.
Expand global reach

The Company’s ability to innovate and launch new brands is a competitive advantage. Gilla can leverage its existing infrastructure and underutilized manufacturing capacity to facilitate growth in and to efficiently access new geographic regions such as Asia and South America.

3.
Bespoke business model

The Company currently operates in a regulated industry. Gilla can leverage its proprietary know-how to further its bespoke business model across different regulatory jurisdictions and new verticals to introduce additional products which can accelerate revenue growth and margins.

4.
Pursue strategic acquisition opportunities

The Company’s primary focus is on E-liquid and vaping delivery solutions. Gilla has a strong platform to enter new markets and verticals through strategic acquisitions as they may arise.

5.
Invest in brand and marketing efforts

The Company’s store level marketing strategy has proven to enhance sell-through. Gilla’s continued focus on servicing global clientele locally through best-in-class point-of-sale marketing and targeted sales programs can enhance brand awareness and overall demand for its E-liquid Products.

6.
Attract and retain talent

The Company’s success is dependant on the ability to attract and retain qualified and competent employees at all levels of the business. Ensuring that Gilla has the best talent is one of the Company’s biggest challenges and one of its greatest opportunities.

Employees

As at the date of this Annual Report, the Company has thirty-six (36) full-time employees and four (4) key individuals engaged as consultants. Collectively, these employees and consultants oversee day-to-day operations of the Company supporting management, administrative, book-keeping, accounting, manufacturing, logistics, sales, marketing, and digital media functions of the Company. The Company also retains reputable external legal advisors and consultants with extensive knowledge of local laws and regulations. The Company typically engages legal advisors and consultants that are domiciled within each jurisdiction that the Company operates. The Company has no unionized employees.

Being in the growth-stage, the Company intends to increase (or decrease) its number of employees as appropriate to achieve the Company’s objectives. The Company intends to focus on identifying, attracting and retaining talented, highly motivated, customer-focused, team-orientated employees to support its growth.

Competition

The market for the Company’s E-liquid Products is very competitive and subject to rapid change and regulatory requirements. Generally, the E-liquid niche of the vapor industry is extremely competitive with low barriers to entry, however, recent regulatory requirements in the United States and the European Union have created regulatory hurdles and approvals for new entrants to those markets.

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

The Company’s principal competitors can be classified into three main categories: (i) E-liquid and vaping companies, (ii) tobacco companies, and (iii) pharmaceutical companies. The Company competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. The Company is subject to highly competitive conditions in all aspects of the business. The competitive environment and the Company’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette or E-liquid and other vapor excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate products or ability to market products in certain jurisdictions.

Traditional tobacco companies, including Reynolds American Inc., Altria Group Inc., Phillip Morris International Inc., British American Tobacco PLC and Imperial Tobacco Group PLC are expanding into various E-liquid, E-cigarette and vaping markets throughout the world. Each of these companies have launched their own vaping offerings in markets where the Company currently sells its E-liquid Products. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors, such as the Company, to capture a larger share of the vaping market. The Company also faces competition from smaller tobacco companies that are much larger, well capitalized, and more established than the Company.

The Company faces direct competition from independent pure play vaping companies, including, Electronic Cigarettes International Group Ltd., Vapor Hub International Inc., Healthier Choices Management Corp. and other private companies that currently own, distribute and market competing products. The Company also faces indirect competition from the traditional tobacco companies offering cigarettes, nicotine replacement therapies (“NRT”) and smokeless tobacco products. It is likely that these companies will enter the market as the E-liquid and vapor industry grows. There can be no assurance that the Company will be able to compete successfully against any of these traditional tobacco players and smaller competitors, some of whom have greater resources, capital, industry experience, market penetration or developed distribution networks.

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

Trademarks

The following table outlines trademarks owned by the Company as of the date of this Annual Report:

File Number	Jurisdiction	Matter	Status
EU015575566	European Union	Wordmark “COIL GLAZE”	Registered
86310913	United States	Wordmark “CROWN E-LIQUID”	Registered
86210739	United States	Wordmark “CRAFT VAPES”	Registered
1702434	Canada	Design mark Moshi “M” logo	Registered
1702106	Canada	Wordmark “VAPEMOSHI”	Registered
1702107	Canada	Wordmark “MOSHI E-LIQUIDS”	Registered
1702430	Canada	Design mark Moshi “LION” logo	Registered

The Company plans to continue to expand its portfolio of brand names and its proprietary trademarks worldwide as the business grows.

Patents

The Company does not own any domestic or foreign patents relating to its Products or any vaporizer hardware.

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

Government Regulations

Government authorities in the United States, the European Union, Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of electronic products for the vaporization and administration of inhaled doses of nicotine including E-liquid, E-cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products. The Company must comply with these regulations, as applicable, in the jurisdictions where it offers and sells its E-liquid Products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The following is a summary of the key regulatory matters generally affecting the E-liquid, E-cigarettes and other vaping product marketplace in the United States, the European Union and Canada. This summary does not purport to be a comprehensive overview of all applicable laws and regulations that may impact the Company’s business.

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

Since the Company does not market its E-liquid Products for therapeutic purposes, the Products that contain nicotine are subject to being classified as “tobacco products” under the Tobacco Control Act. Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, the Tobacco Control Act grants the FDA broad authority to impose restrictions over the design, manufacture, distribution, sale, marketing and packaging of tobacco. Furthermore, the FDA may be required to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

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

On May 10, 2016, the FDA issued the “Deeming Regulations” which came into effect August 8, 2016. The Deeming Regulations amended the definition of “tobacco products” to include E-liquid, E-cigarettes and other vaping products. Deemed Tobacco Products include, but are not limited to, E-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain E-liquids and programmable software. Beginning August 8, 2016, Deemed Tobacco Products became subject to all FDA regulations applicable to cigarettes, cigarette tobacco, and other tobacco products which require:

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
●
payment of user fees;
●
ban on free samples; and
●
childproof packaging.

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of an substantial equivalence exemption determination. The Company cannot predict if its E-liquid Products, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA if the Company were to undertake obtaining premarket approval through any of the available pathways.

Since there were virtually no E-liquid, E-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporation can utilize. In order to obtain premarket approval, practically all E-liquid, E-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Furthermore, the Deeming Regulations also effectively froze the US market on August 8, 2016 since any new E-liquid, E-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 were provided with a two-year grace period where such products can continue to market until the August 8, 2018 PMTA submission deadline. Upon submission of a PMTA, products would then be given an additional twelve months of market access pending the FDA’s review. Without obtaining marketing authorization by the FDA prior to August 8, 2019, such products would be required to be removed from the market until such authorization could be obtained.

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

The Company may be required to discontinue, prohibit or suspend sales of its E-liquid Products in states that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company, then the Company may be required to cease sales and distribution of its E-liquid Products to those states, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to E-liquid, E-cigarettes and other vaping products. The application of either or both of these federal laws to the Products would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

European Union

On April 3, 2014, the European Union issued the “New Tobacco Product Directive” and is intended to regulate “tobacco products”, including cigarettes, roll-your-own tobacco, cigars and smokeless tobacco, and “electronic cigarettes and herbal products for smoking”, including E-cigarettes, E-liquid, refill containers, liquid holding tanks and E-liquid bottles sold directly to consumers. The New Tobacco Product Directive became effective May 20, 2016.

The New Tobacco Product Directive introduces a number of new regulatory requirements for E-cigarettes, E-liquid and other vaping products, which includes the following: (i) restricts the amount of nicotine that E-cigarettes and E-liquid can contain; (ii) requires E-cigarettes, E-liquid and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (iii) provides that E-cigarettes, E-liquid and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (iv) significantly restricts the advertising and promotion of E-cigarettes, E-liquid and other vaping products; and (v) requires E-cigarette, E-liquid and other vaping product manufacturers and importers to notify EU Member States before placing new products on the market and to report annually such to Member States (including on their sales volumes, types of users and their “preferences”). Failure to make annual reports to Member State Competent Authorities or to properly notify prior to a substantive change to an existing product or introduction of a new product could result in the Company’s inability to market or sell its Products and cause material adverse effect on the Company’s business, results of operations and financial condition.

The New Tobacco Product Directive requires Member States to transpose into law New Tobacco Product Directive provisions by May 20, 2016. An “EU directive” requires Member States to achieve particular results. However, it does not dictate the means by which they do so. Its effect depends on how Member States transpose the New Tobacco Product Directive into their national laws. Member States may decide, for example, to introduce further rules affecting E-cigarettes, E-liquid and other vaping products (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the Treaty on the Functioning of the European Union. The Tobacco Product Directive also includes provisions that allow Member States to ban specific E-cigarettes, E-liquid and other vaping products or specific types of E-cigarettes, E-liquid and other vaping products in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least three Member States impose a ban and it is found to be duly justified, the European Commission could implement a European Union wide ban. Similarly, the New Tobacco Product Directive provides that Member States may prohibit a certain category of tobacco, flavoring or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There are also other national laws in Member States regulating E-cigarettes, E-liquid and other vaping products. It is not clear what impact the new Tobacco Product Directive will have on these laws.

Canada

On September 27, 2017, Health Canada released a Notice to the Industry that portions of Bill S-5 related to the sale of vaping products that are marketed without health or therapeutic claims are to be enacted immediately upon Royal Assent. In effect, this both legitimizes the sale of vaping products within Canada and creates an initial regulatory framework. Health Canada has taken the stance that vaping products that are not marketed as therapeutic are to be considered consumer products and subject to the requirements of the Canada Consumer Product Safety Act (“CCPSA”). Under the CCPSA, there is a “general prohibition” on products that are classified as “very toxic” under the Consumer Chemicals and Containers Regulations, 2001 (“CCCR, 2001”). Health Canda has reviewed the toxicity of nicotine containing products and has determined that “vaping liquids containing equal to or more than 66 mg/ml (6.6%) nicotine meet the classification of "very toxic" under the CCCR, 2001 and will be prohibited from import, advertising or sale under Section 38 of the CCCR, 2001. None of the Company’s E-liquid Products for sale fall under this classification of “very toxic” and are therefore able to be marketed for sale within Canada. Health Canada has also determined that products containing any nicotine that falls below the “very toxic” classification to be regulated as “toxic” under the CCCR, 2001. This classification requires the use of childproof packaging, specific labeling requirements and pictograms as outlined in the CCCR, 2001.

At present, the Company has made efforts to ensure that its E-liquid Products that are being marketed in Canada are in full compliance with the recommendations of Health Canada and will expect no interruption to business upon Royal Ascent of Bill S-5.

Health Canada had also stated an intent to develop additional regulations under the authority of the CCPSA, however, at this time it is unclear what those additional regulations may be or how they will affect the Company’s business. If E-liquid, E-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the Bill S-5 or otherwise, the Company’s business, results of operations and financial condition could be materially and adversely affected.

Currently in Canada, electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fall within the scope of the Food and Drugs Act. All of these products require market authorization prior to being imported, advertised or sold in Canada. Market authorization is granted by Health Canada following successful review of scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of the health product. To date, no electronic smoking product has been authorized for sale by Health Canada.

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

To date, Health Canada has not imposed any restrictions on E-cigarettes, E-liquid and other vaping products that do not contain nicotine. E-cigarettes, E-liquid and other vaping products that do not make any health claim and do not contain nicotine may legally be sold in Canada. Thus, vendors can openly sell nicotine-freeE-cigarettes, E-liquid and other vaping products. However, there are vape shops operating throughout Canada selling E-cigarettes, E-liquid and other vaping products containing nicotine without any implications from Health Canada. E-cigarettes, E-liquid and other vaping products are subject to standard product regulations in Canada, including the Canada Consumer Product Safety Act and the Consumer Packaging and Labelling Act.

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

Company’s efforts to mitigate risks associated with new and evolving regulation.

The Company is constantly seeking to stay in compliance with all existing and reasonably expected future regulations. The Company, through its internal compliance team, market consultants and technicians and testing labs hopes to stay in accordance with all standards whether set forth in the New Tobacco Products Directive or the Deeming Regulations. Making sure that all E-liquid Products meet and exceed the standards set forth by each market’s regulatory body is of the highest concern for the Company. Staying in compliance with all marketing and packaging directives is imperative to maintaining access to the markets. Although these processes are costly and time consuming, it is imperative for the Company’s success that these steps are taken and constantly kept up to date. Failure to comply in a timely fashion to any particular directive or regulation could have material adverse effects on the results of business operations.

BACKGROUND AND HISTORY OF THE ISSUER

The Company is the resulting entity of a reverse merger on November 21, 2012 of a company engaged in the sale and distribution of E-cigarettes and vaporizers. Prior to the reverse merger, the Company was a mineral-property development company. On November 21, 2012, the reverse merger was completed and the principal business of the Company was that of the sale and distribution E-cigarettes. The current primary business of the Company consists of the manufacturing, marketing and distribution of generic and premium branded E-liquid, which is used in vaporizers, E-cigarettes, and other vaping hardware and accessories.

The Company has focused on building a strong platform for growth though investing in brands and distribution to consumers. The Company has now developed and acquired manufacturing operations, premium E-liquid brands and a global distribution platform.

Acquisitions of E-liquid Manufacturing Business

United States

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

Canada

On July 31, 2017, the Company’s wholly owned subsidiary, Gilla Enterprises Inc., acquired all of the issued and outstanding shares of Vape Brands International Inc. (“VBI”), a Canada-based E-liquid manufacturer and distributor. In consideration for the acquisition, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share from the closing date, such warrants vesting in five (5) equal tranches every four (4) months following the closing date; (iii) a total of CAD $550,000 in non-interest bearing, unsecured vendor-take-back loans (the “VTB”) due over twenty-four (24) months, with principal repayments beginning five (5) months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out (the “Earn-Out”) capped at: (a) the total cumulative amount of CAD $2,000,000; or (b) five (5) years from the closing date. The Earn-Out shall be calculated as: 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four (4) quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter.

The acquisition of VBI provided the Company with its second E-liquid manufacturing platform located in Canada. The Company acquired the Company to leverage and grow its current Canadian E-liquid business and to provide manufacturing redundancy.

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

International Growth and Expansion

The Company currently has operations in Slovakia focussing on distribution and administration of its European business. The Company has also entered into a contract with a third party to have the third party manufacture the Company’s E-liquids for its European sales.

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

The Company has a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about the Company’s ability to continue as a going concern. The Company’s auditors issued an opinion in their audit report dated May 3, 2018 expressing uncertainty about the Company’s ability to continue as a going concern. This means there exists substantial doubt whether the Company can continue as an ongoing business without additional financing and/or generating profits from its operations. If the Company is unable to continue as a going concern and the Company fails, investors in the Company could lose their entire investment.

The market for E-liquid and other vaping products is a niche market and is relatively new and emerging. If the market develops more slowly or differently than the Company expects, the business, growth prospects and financial condition could be adversely affected.

E-liquid and other vaping products, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of global market entrants. The Company’s future sales and any future profits are substantially dependent upon the widespread acceptance and use of vaping products. Rapid growth in the use of, and interest in, E-liquid and other vaping products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, the Company is subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of E-liquid and other vaping products, in general or, specifically the Products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for E-liquid and other vaping products.

Furthermore, the market for E-liquid and other vaping products is relatively new and many may not achieve or sustain high levels of demand and market acceptance. While traditional tobacco products are well established and revenue from traditional cigarette sales represent a substantial majority of total industry revenue, smokeless tobacco products and vaping products represent only a small portion of the industry. There can be no assurance that E-liquid and other vaping products become widely adopted, or the market for vaping products develop as the Company expects. If the market for E-liquid and other vaping products develops more slowly, or differently than expected, the business, growth prospects and financial condition of the Company may be adversely affected.

The Company must comply with regulations imposed by government authorities and may be required to obtain the approval of various government agencies to market the Products.

The Products are subject to regulation by governmental authorities in certain jurisdictions. The Company must comply with such regulations, as applicable, in the relevant regulated jurisdictions where the Company offers and sells the Products. Achievement of the Company’s business objectives are contingent, in part, upon compliance with necessary and applicable regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary. The Company cannot predict the time required to secure all appropriate regulatory approvals. These approvals could require significant time and resources from the Company’s technical staff, and, if revisions are necessary, could result in a delay in the introduction of the Products in various markets or ultimately require the Company to exit from that market. There can be no assurance that the Company will obtain any or all of the approvals that may be required to market the Products. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of the Company’s plans and could have a material adverse effect on the business, results of operations and financial condition of the Company.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The Deeming Regulations issued by the FDA require any Deemed Tobacco Products, which include E-liquid and other vaping products, that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new E-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products that were on the market in the United States prior to August 8, 2016 have a two-year grace period to continue to market such products, ending on August 8, 2018 whereby a premarket application, likely though the PMTA pathway, must be completed and filed with the FDA. Upon submission of a PMTA, products would then be given an additional twelve months of market access pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to August 8, 2019, non-authorized products would be required to be removed from the market in the United States until such authorization could be obtained. Failure to complete the required premarket application, an endeavor that would be extremely time consuming and financially costly, could prevent the Company from marketing and selling the Products in the United States and, thus, may have a material effect on the business, financial condition and results of operations. Furthermore, there can be no assurance that if the Company were to complete a premarket application for each of the Products, that any application would be approved by the FDA.

There may be changes in the laws, regulations and guidelines that the Products are subject to.

The implementation of the Company’s business plan and operations are subject to a variety of laws, regulation and guidelines relating to the manufacture, management, marketing and transportation but also including laws relating to health and safety and the conduct of operations. Any changes to or the introduction of new or additional laws, regulations and guidelines, due to matters beyond the control of the Company, could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company may experience intense competition in the E-liquid and vapour products industry which it currently operates.

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

Some of the Products contain nicotine which is highly addictive and use of E-liquid and other vaping products may pose a health risk to users.

Some of the Products contain nicotine which is considered to be a highly addictive substance. Additionally, some manufactures of E-liquid and other vaping products may also use flavoring concentrates within their vaping products that contain other ingredients known to be toxic to humans. Furthermore, vaping products may be more attractive to young individuals as a smoking alternative, perceived to be less damaging to one’s health than traditional cigarettes. Any federal, state or local agencies with competent authority to regulate E-liquid and other vaping products in their respective jurisdictions could ban certain ingredients and/or force reformulations of certain Products for the purposes of protecting the public’s general health. There have also been instances of vaping devices exploding during charging. Such instances can cause bodily harm and could jeopardize consumer sentiment. Any one or combination of these considerations could have a negative impact on the Company’s ability to effectively market and sell the Products which could materially and adversely effect the Company’s business, financial condition and results of operations.

The rapid development of the vaping industry has not provided sufficient time for the medical profession to study the health effects relating to the use of vaping products.

The rapid development of vaping products has not provided sufficient time for the medical profession to study the long-term health effects of using such products. Therefore, it is uncertain as to whether or not E-liquid and other vaping products are safe for their intended use. If the medical profession were to determine conclusively that using E-liquid and other vaping products posed a significant threat to long-term human health, consumption could decline rapidly and the Company may be forced to modify certain or all of the Products. Such an outcome may have material adverse effect on the Company’s financial condition and results of operations.

If the Company’s transfer pricing policies get challenged, the Company’s income tax expense may be adversely affected which may have a significant impact on the Company’s future earnings and future cash flows.

The Company conducts its business operations in various jurisdictions and through separate legal entities within such jurisdictions. The Company and certain of its subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, other currently existing or new subsidiaries in different jurisdictions. The tax laws of these jurisdictions typically have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles and that contemporaneous documentation must exist to support such pricing. The taxation authorities in the jurisdictions where the Company carries on business could challenge its arm’s length related party transfer pricing policies. International transfer pricing is a subjective area of taxation and generally involves a significant degree of judgment. If any of these taxation authorities are successful in challenging the Company’s transfer pricing policies, its income tax expense may be adversely affected and the Company could also be subjected to interest and penalty charges. Any such increase in the Company’s income tax expense and related interest and penalties could have a significant impact on the Company’s future earnings and future cash flows.

Lack of diversification may increase the risk of an investment in the Company. Results of operations and financial condition may deteriorate if the Company fails to diversify.

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

The Company manages its capital structure and makes adjustments to it, based on the funds available, in order to maintain the Company’s daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain the future development of the business. In part, the Company’s success is largely dependent on the continued service of the members of the management team, who are critical in establishing corporate strategies, focus and future growth. The Company’s success will be dependent on the ability to attract and retain a qualified and competent management team in order to manage operations. Therefore, the Company’s operations may be severely disrupted, and may incur additional expenses to recruit and retain new officers. In addition, if any of the Company’s executives join a competitor or form a competing business, the Company may lose its existing customers.

Furthermore, the Company’s management team has no prior experience in the tobacco industry, which could impair the Company’s ability to comply with legal and regulatory requirements. There can be no assurance that the Company’s management team will be able to implement and affect programs, adhere to product packaging or other regulatory policies in an effective and timely manner that would adequately respond to any legal or regulatory compliance requirements imposed by law. Failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of the Company’s operations.

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

Furthermore, the Company is inherently exposed to potential warranty and product liability claims in the event that the Products fail to perform as expected or such failure of the Products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite quality controls, proper testing and instruction for use of the Products, either due to a manufacturing defect or due to the individual’s improper use of the Product. In addition, if any of the Products are, or are alleged, to be defective, then the Company may be required to participate in a recall.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, the Company may experience product liability claims from the marketing and sale of the Products. Any product liability claim brought against the Company, with or without merit, could result in:

●
liabilities that substantially exceed the Company’s product liability insurance, which the Company would then be required to pay from other sources, if available;

●
an increase in the Company’s product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

●
damage to the Company’s reputation including the reputation of its brands and the Products which could result in decreased demand and overall sales;

●
regulatory investigations that could require costly recalls or modifications of the Products;

●
litigation costs; and

●
the diversion of management’s attention from managing the Company’s primary business.

Any one or combination of the foregoing could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is substantially dependent on its third-party suppliers to sustain operations.

The Company is substantially dependent on its third-party suppliers. The Company depends on the ability of its suppliers to deliver raw materials on a timely basis, in adequate quantities, at a consistent quality and at a reasonable cost in order to meet operational needs. Changes in business conditions, wars, governmental changes and other factors beyond the Company’s control which are not presently anticipated, could affect the ability of a supplier to meet the Company’s needs. Furthermore, if the Company experiences significant growth and demand for the Products, there can be no assurance that the additional supply of raw materials will be available in a timely manner. Loss of any of the Company’s suppliers, or the disruption in the supply of raw materials, could have a material adverse effect on the business and on existing relationships with the Company’s customers.

The Company may be affected if the Products are taxed like other tobacco products or the Company is required to collect and remit sales tax on certain of its sales.

Presently, the Products are not taxed like cigarettes or other tobacco products in the jurisdictions which the Company operates. Cigarettes and other tobacco products have generally faced significant increases in the amount of taxes collected on the sale of their products. Should any state or federal government or taxing authority in the jurisdictions which the Company operates impose taxes similar to those levied against cigarettes and tobacco products on the Products, it may have a material adverse effect on the demand for its Products. Moreover, the Company may be unable to establish the systems and processes needed to track and submit the taxes collected, which would limit the Company’s ability to market the Products and operate efficiently which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company competes with importers, distributors and manufacturers who may not comply with government regulations.

The Company faces competition from importers, distributors and manufacturers who may illegally ship their products into the jurisdictions which the Company operates. These market participants may not have the added cost and expense of complying with government regulations and taxes, and as a result, will be able to offer their products at a more competitive price, potentially allowing them to capture a larger market share. Moreover, should the Company be unable to sell certain of the Products during any regulatory approval process, there can be no assurances that the Company would be able to recapture those customers lost to foreign domiciled competitors during any “blackout” periods, during which the Company may be unable to sell the Products. This competitive disadvantage may have a material adverse effect on the Company’s business, results of operations and financial condition.

Conventional tobacco sales have been declining, which could have a material adverse effect on the Company.

Conventional tobacco sales, in terms of volume, have been declining as a result of many regulatory restrictions, increased awareness in smoking cessation and a general decline in social acceptability of smoking. Although the E-liquid and vapor products industry is growing rapidly, it represents a small portion of the overall tobacco industry. A continual decline in tobacco sales could adversely affect the growth of the E-liquid niche, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company does not own any patents or proprietary rights other than certain trademarks relating to the Company’s brands.

The Company does not own any patents or proprietary rights to the Products other than select trademarks and wordmarks relating to the Company’s brand names and logos. Furthermore, the Company does not own any patents or proprietary rights of any nature relating to vaping hardware which must be used in combination with the Products. Competitors offering similar products to the Company, may own such patents or proprietary rights allowing them to disturb the market which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may be subject to intellectual property infringement claims.

The Company’s success and value depends, in part, upon the Company not infringing the intellectual property rights of others. A number of the Company’s competitors, and its third parties, may have issued or pending patents or trademarks, and may obtain additional patents, trademarks and proprietary rights for technologies and branding similar to those used by the Company in the Products. Some of these patents or trademarks may grant very broad protection to the owners of such intellectual property. The Company cannot determine with certainty whether any issued patents, trademarks, or the issuance of any intellectual property rights, would require the Company to obtain licenses or cease certain activities. The Company may become subject to claims by other parties that the Products may infringe on intellectual property rights resulting from the overlap in functionality, increased awareness and overall prevalence of the Products.

The Company may become dependent on foreign sales to maintain operations.

If the FDA, Health Canada or any other state or federal government agency restricts or prohibits the sale of the Products in the United States or Canada, in part or in whole, the Company’s ability to maintain operations will become dependent on the ability to successfully market the Products and brands in foreign jurisdictions where the Products can be sold. The Company’s inability to establish distribution channels in foreign jurisdictions, specifically those that allow for the sale of E-liquid and other vaping products will deprive the Company of the operating revenue that may be required to fund any domestic regulatory approvals to maintain the Company’s business operations.

The Products face intense media attention and public pressure.

E-liquid and other vaping products are new to the marketplace and since its introduction, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all vaping products, pending regulatory reviews and a demonstration of safety. A partial or outright ban would have a material adverse effect on the Company’s business, results of operation and financial condition.

The Company may be exposed to foreign currency risk.

The Company’s global business operates mainly in U.S. Dollars, Canadian Dollars, Euros and British Pounds. The Company’s functional and reporting currency is the U.S. Dollar. Accordingly, the revenues and expenses of operating under another currency other than U.S. Dollars will be translated at average rates of exchange in effect during the applicable reporting period. Assets and liabilities will be translated at the exchange rates in effect at each balance sheet date. As a result, the Company’s consolidated financial position is subject to foreign currency fluctuation risk, which could materially adversely impact its operating results and cash flows. Although the Company may enter into currency hedging arrangements in respect of its foreign currency cash flows, there can be no assurance that the Company will do so, or if it does, that the full amount of the foreign currency exposure will be hedged at any time.

Risks Associated with the Company’s Common Shares

The Company is subject to compliance with securities laws, which exposes the Company to potential liabilities, including potential rescission rights.

There is no predictable method by which investors in the Common Shares or other securities of the Company shall be able to realize any gain or return on their investment in the Company, or shall be able to recover all or any substantial portion of the value of their investment. There is, currently no public market for the Common Shares, and no assurance can be given that a market will develop or that an investor will be able to liquidate their investment without considerable delay, if at all. Consequently, should an investor suffer a change in circumstances arising from an event not contemplated at the time of their investment, and should an investor therefore wish to transfer the Common Shares owned by them, they may find that there is only a limited or no ability to transfer or market the Common Shares. Accordingly, purchasers of Common Shares or other securities of the Company need to be prepared to bear the economic risk of their investment for an indefinite period of time. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section, or elsewhere in this Annual Report, may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the Common Shares or other securities of the Company.

Even if an investor were to find a broker willing to affect a transaction in the Common Shares or other securities of the Company, the combination of brokerage commissions and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. The Company has no agreement with any securities brokers or dealers that are a member of the National Association of Securities Dealers, Inc., to act as a market maker for the Common Shares or other securities of the Company. Should the Company fail to obtain one or more market makers for the such securities, the trading level and price of the securities may be materially and adversely affected. Should the Company happen to obtain only one market maker for the Company’s securities, the market maker would in effect dominate and control the market for such securities. The Company’s Common Shares are covered by a U.S. Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than their established customers and accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written, agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Common Shares or other securities of Company which may affect the ability of investors to sell their securities in any market that might consequently develop.

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind their purchase of the Common Shares, if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, the Company would face severe financial demands that could adversely affect its business and operations. Additionally, if the Company did not in fact qualify for the exemptions upon which it has relied, the Company may become subject to significant fines and penalties imposed by the U.S. Securities and Exchange Commission as well as other state securities agencies.

A significant number of the issued and outstanding Common Shares are owned, directly or indirectly, by insiders of the Company who may be able to control the price and trading volume of the Common Shares.

Of the currently issued and outstanding Common Shares, approximately 28,862,715 Common Shares (approximately 20.15% of the total number of issued and outstanding Common Shares) are owned by, or are under the direct or indirect control of Company’s insiders. That number of shares is enough to dominate and control the price and trading volume of the Common Shares. Because such Common Shares are controlled by such a limited number of persons, selling decisions can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the Common Shares. Any sale of a large number of Common Shares over a short period of time could significantly depress the market price of the securities.

The majority of the Company’s authorized Common Shares remain unissued.

The majority of the Company’s authorized but unissued Common Shares remain unissued. The Board of Directors has the authority to issue any unissued but authorized Common Shares without the consent or vote of the shareholders of the Company. The issuance of such additional Common Shares may dilute the interests of investors in the securities and will reduce their proportionate ownership and voting power in the Company.

The Company does not intend to pay cash dividends in the foreseeable future.

On January 17, 2008, the Board of Directors declared a cash dividend of its Common Share shareholders of record on February 4, 2008 in the amount of $0.035 per Common Share, which was distributed on February 15, 2008. The Company currently intends to retain all future earnings for use in the operation and expansion of the Company’s business. The Company does not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for the Company’s Common Shares and there can be no assurance that any market will ever develop or that the Common Shares will be listed for trading on a recognized exchange. Therefore, investors may be unable to liquidate their investments.

The Company is a fully reporting OTC Markets company with its Common Shares trading on the OTC QB marketplace in the United States quoted under the symbol “GLLA”. There has not been any established trading market for the Common Shares and there is currently no market for the Company’s securities. Even if the Company is ultimately approved for trading on a recognized exchange, there can be no assurance as the prices at which the Common Shares will trade if a trading market develops, of which there can be no assurance. Until an orderly market develops, if ever, in the Common Shares, there can be no assurance that investors will be able to liquidate their investments.

The Common Shares are illiquid and may in the future be subject to price volatility unrelated to the Company’s operations.

The Common Shares have no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including but not limited to market perception of the Company’s ability to achieve planned growth, quarterly operating results of other corporations in the same industry, trading volume in the Common Shares, changes in general conditions in the economy and the financial markets or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many corporations for reasons unrelated to their operating performance and could have the same effect on the Common Shares. Sales of substantial amounts of Common Shares, or the perception that such sales could occur, could adversely affect the market price of the Common Shares (if and when a market price is established) and could impair the Company’s ability to raise capital through the sale of equity securities.

Other Risks

The Company’s ability to continue as a going concern is dependent on the ability to further implement its business plan, raise capital, and generate revenues.

The time required for the Company to become profitable from operations is highly uncertain, and the Company cannot assure that it will achieve or sustain operating profitability or generate sufficient cash flow to meet its planned capital expenditures. If required, the Company’s ability to obtain additional financing from other sources also depends on many factors beyond its control, including the state of the capital markets and the prospects for its business. The necessary additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of its securities. The Company cannot assure that it will generate sufficient cash flow from operations or obtain additional financing to meet its obligations which could result in a material adverse effect on the Company’s financial condition.

The Company’s current business has a limited operating history and, accordingly, investors will not have any basis on which to evaluate the Company’s ability to achieve its business objectives.

The Company has limited operating results to date. Since the Company does not have an established operating history, investors will have no basis upon which to evaluate the Company’s ability to achieve its business objectives.

The absence of any significant operating history for the Company makes forecasting its revenue and expenses difficult, and the Company may be unable to adjust its spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any significant operating history for the Company, it is difficult to accurately forecast the Company’s future revenue. In addition, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on the Company’s operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on the Company’s ability to promote and sell the Products. As a result, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. The Company may also be unable to expand its operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

The Company’s limited operating history does not afford investors a sufficient history on which to base an investment decision.

The Company is currently in the early stages of developing its business. There can be no assurance that at this time that the Company will operate profitably or will have adequate working capital to meet its obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving and disruptive markets. Such risks include the following:

●
ability to anticipate and adapt to a competitive market;

●
ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to the rapid growth of the business, operations, and infrastructure; and

●
dependence upon key personnel to market and sell the Products, such loss of any key personnel adversely affecting the operations and sales of the Products.

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

At this time, the Company’s management is wholly responsible for the development and execution of the business plan. The Company’s management is under no contractual obligation to remain employed by the Company, although they have no present intent to leave. If the Company’s management should choose to leave for any reason before the Company has hired additional personnel, the Company’s operations may fail. Even if the Company is able to find additional personnel, it is uncertain whether the Company could find qualified management who could develop the business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in the Common Shares or other securities of the Company could lose their entire investment.

Lack of additional working capital may cause curtailment of any expansion plans while the raising of capital through the sale of equity securities would dilute existing shareholders’ percentage of ownership.

The Company’s available capital resources may not be adequate to fund its working capital requirements. Any shortage of capital could affect the Company’s ability to fund its working capital requirements to sustain operations. If the Company requires additional capital, funds may not be available on acceptable terms, if at all. In addition, if the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities could dilute existing shareholders. If funds are not available, the Company could be placed in the position of having to cease all operations.

The Company does not presently have a traditional credit facility with a financial institution which may adversely affect the Company’s operations.

The Company does not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact the Company’s operations. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate portions of its operations. Without such credit facilities, the Company could be forced to cease operations and investors in the Common Shares or other securities of the Company could lose their entire investment.

The Company will need to increase the size of its organization, and may experience difficulties in managing growth.

The Company currently has thirty-six (36) full-time employees and four (4) key individuals engaged as consultants. The Company expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. The Company’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The Company may not have adequate internal accounting controls. While the Company has certain internal procedures in its budgeting, forecasting and in the management and allocation of funds, the Company’s internal controls may not be adequate.

The Company is constantly striving to improve its internal accounting controls. While the Company believes that its internal controls are adequate for its current level of operations, the Company believes that it may need to employ additional accounting staff as the Company’s operations ramp up. The Company has appointed an outside independent director as Chairman of the Audit Committee, however there is no guarantee that actions undertaken by the Audit Committee will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, the Company does not have adequate internal accounting controls, the Company may not be able to appropriately budget, forecast and manage its funds. The Company may also be unable to prepare accurate accounts on a timely basis to meet its continuing financial reporting obligations and the Company may not be able to satisfy its obligations under applicable securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company occupies office space at 475 Fentress Blvd., Unit L, Daytona Beach, Florida, 32114, USA, with payments made monthly on a month to month basis, which serves as the Company’s registered office and US headquarters. The Company also occupies office space at 2525 Tedlo St., Unit A, Mississauga, Ontario, L5A 4A8, Canada, with payments made monthly and ending on June 30, 2019, which serves as the Company’s Canadian headquarters. The Company has no investments in real estate.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s securities trade on the over-the-counter market as a fully reporting OTC Markets company quoted on the OTC QB under the symbol “GLLA”. The following table sets forth for the periods indicated the range of high and low closing price per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The market for the Company’s Common Shares has been sporadic and there have been long periods during which there were few, if any, transactions in the Common Shares and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s Common Shares.

2016	HIGH	LOW
First Quarter	$0.20	$0.09
Second Quarter	$0.20	$0.13
Third Quarter	$0.21	$0.13
Fourth Quarter	$0.15	$0.07

2017	HIGH	LOW
First Quarter	$0.18	$0.12
Second Quarter	$0.15	$0.11
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.15	$0.11

On December 31, 2017, the closing price of the Company’s Common Shares as reported on the OTC QB was $0.14 per share. On December 31, 2017, the Company had in excess of 448 beneficial shareholders of its Common Shares with 134,869,261 Common Shares issued and outstanding. As at the date of this Annual Report, the Company had 143,218,368 Common Shares issued and outstanding.

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

ITEM 6.   SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of Common Shares outstanding.

	Years ended December 31,
	2017	2016
Revenues	$4,600,586	$4,550,793

Net Loss	$(6,647,947)	$(4,500,206)

Earnings (Loss) Per Share	$(0.05)	$(0.04)

Total assets	$4,280,955	$2,211,627

Total liabilities	$10,836,158	$7,902,537

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Gilla Inc. for the year ended December 31, 2017. The financial statements were prepared and presented in accordance with United States generally accepted accounting principles and are expressed in U.S. Dollars. The information and financial data discussed below is only a summary and should be read in conjunction with the financial statements and related notes of Gilla Inc. contained elsewhere in this Annual Report, which fully represent the financial condition and operations of Gilla Inc., but which are not necessarily indicative of future performance.

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

The current business of the Company consists of the manufacturing, marketing and distribution of E-liquid, which is the liquid used in vaporizers and E-cigarettes, and developer of turn-key vapor and cannabis concentrate solutions for high-terpene vape oils, pure crystalline, high-performance vape pens and other targeted products.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of ASC No. 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at December 31, 2017 and 2016 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposits, promissory notes, convertible debentures, loans from shareholders, amounts owing on acquisitions and term loans. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

Advertising Costs

In accordance with ASC No. 720, Other Expenses (“ASC 720”), Company expenses all advertising costs as incurred. During the year ended December 31, 2017, the Company expensed $261,974 (December 31, 2016 – $315,174) as corporate promotions which have been recorded as an administrative expense.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price to the customer is fixed and determinable; and collectability is reasonably assured. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.

Property and Equipment

Property and Equipment is measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Gains and losses on disposal of an item of property and equipment is determined by comparing the proceeds from disposal with the carrying amount of the property and equipment which is recognized in the statement of operations.

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

The Company reviews sales and returns from the preceding 12 months as well as future demand forecasts and writes off any excess or obsolete inventory. The Company also assesses inventory for obsolescence by testing inventory to ensure they have been properly stored and maintained so that they will perform according to specifications. In addition, the Company assesses the market for competing products to determine if existing inventory will be competitive in the marketplace.

If there were to be a sudden and significant decrease in future demand for the Company’s products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology or customer demands, the Company could be required to write down inventory, and accordingly, gross margin could be adversely affected.

Shipping and Handling Costs

The Company does not record any shipping income. When the Company charges its customers a cost associated with shipping and handling, it records that cost in administrative expenses as an offset to the Company’s shipping expense. During the year ended December 31, 2017, the Company expensed $462,716 (December 31, 2016 – $341,749) as shipping expense which have been recorded as an administrative expense.

Income Taxes

The Company follows ASC No. 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning of assets and liabilities to reporting units, assigning of goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives and impairment of property and equipment, impairment of goodwill, accruals, valuing stock based compensation, valuing equity securities, valuing options or convertible debentures and deferred taxes and related valuation allowances. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

Website Development Costs

Under the provisions of ASC No. 350, Intangibles – Goodwill and Other (“ASC 350”), the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs are amortized over the estimated useful life of websites which the Company considers to be five years. Ongoing website post-implementation cost of operations, including training and application, will be expensed as incurred.

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

Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC No. 815-40, Derivatives and Hedging (“ASC 815-40”). The Black-Scholes option pricing valuation method is used to determine the fair value of warrants consistent with ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Use of this method requires that the Company make assumptions regarding stock value, dividend yields, expected term of the warrants and risk free interest rates.

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged.

Intangible Assets

On acquisition, intangible assets, other than goodwill, are initially recorded at their fair value. Following initial recognition, intangible assets with a finite life are amortized on a straight line basis over their useful lives. Useful lives are assessed at year end.

The following useful lives are used in the calculation of amortization:

Brands:	5 years
Customer relationships:	5 years

Results of Operations – Year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue

For the year ended December 31, 2017, the Company generated $4,600,586 in sales from E-liquid, vaporizers, E-cigarettes and accessories as compared to $4,550,793 in sales for the year ended December 31, 2016. During the year ended December 31, 2017, the Company focused on building international sales in Canada and Europe having developed and acquired international manufacturing operations, premium E-liquid brands and distribution. Of the $4,600,586 in revenue generated for the year ended December 31, 2017, $2,834,353 (62% of total sales) was generated in Europe, $1,067,261 (23% of total sales) was generated in the United States and $698,972 (15% of total sales) was generated in Canada, a result of the Company’s growing internationally operations. Of the $4,550,793 in revenue generated for the year ended December 31, 2016, $2,596,172 (57% of total sales) was generated in the United States, $1,904,889 (42% of total sales) was generated in Europe and $49,732 (1% of total sales) was generated in Canada.

The Company’s cost of goods sold for the year ended December 31, 2017 was $1,640,684 which represents E-liquid, bottles, hardware and related packaging as compared to $1,927,657 for the year ended December 31, 2016. Gross profit for the year ended December 31, 2017 was $2,959,902 with margins of 64% as compared to a gross profit of $2,623,136 and margins of 58% for the year ended December 31, 2016. The Company’s increased margins during the comparative period was the result of increased sales of high margin premium E-liquid Products compared to lower margin sales of generic E-liquid.

Operating Expenses

For the year ended December 31, 2017, the Company incurred an administrative expense of $4,903,460, consulting fees to related parties of $504,358, depreciation expense of $73,114, amortization expense of $105,337, bad debt expense of $299,680, stock option expense of $1,267,867, impairment of fixed asset expense of $12,228, loss on sale of fixed asset expense of $1,537, impairment of inventory expense of $245,430, impairment of intangible asset expense of $70,000, impairment of goodwill expense of $109,444 and a gain on settlement of $366,664. Total operating expenses for the year ended December 31, 2017 was $7,225,791.

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

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in consulting fees to related parties of $31,209 is mainly attributable to the effects of foreign exchange translation. Bad debt expense for the year ended December 31, 2017 and 2016 relates to an allowance for uncollected receivables. The stock option expense of $1,267,867 relates to the adoption of a new stock option plan during the year ended December 31, 2017.

The impairment of fixed assets of $12,228 and the impairment of inventory of $245,430 during the year ended December 31, 2017 is related to the closing of the Budapest office. The impairment of fixed assets of $70,142 during the year ended December 31, 2016 is the result of a write off of manufacturing equipment that was not in working order and that the Company has been unable to sell. The impairment of website and inventory recorded for the years ended December 31, 2016 is due to the write off of website and inventory obsolescence.

During the year ended December 31, 2017, the Company determined that the customer relationships acquired through the acquisition of E Vapor Labs were impaired due to changes in the marketplace that caused the Company to move in a direction different from the acquired E Vapor Labs business that serviced those customers. As a result, the Company recorded an impairment of intangible assets in the amount of $70,000. During the year ended December 31, 2017, the Company tested goodwill for impairment, and as a result, the Company fully impaired goodwill related to the acquisition of the assets of VaporLiq in the amount of $109,444 which formerly represented the value of business acumen and access to key E-liquid brands acquired. The goodwill has been impaired as it is difficult to allocate value to VaporLiq business acumen and new purchases of brands are not due to business acumen acquired from the acquisition.

During the year ended December 31, 2017, the gain on settlement of $366,664 is mainly attributable to a settlement entered into with the vendors of E Vapor Labs to settle amounts owing on the acquisition.

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

Loss from Operations

For the year ended December 31, 2017, the Company incurred a loss from operations of $4,265,889 as compared to $3,747,411 for the year ended December 31, 2016 due to the reasons discussed above.

Other Expenses

For the year ended December 31, 2017, total other expenses were $2,490,093 attributable to a foreign exchange loss of $260,751, amortization of debt discount of $1,231,445 and interest expense of $997,897. For the year ended December 31, 2016, total other expenses were $752,795 attributable to a foreign exchange loss of $35,477, amortization of debt discount of $94,546 and interest expense of $622,772.

Net Loss and Comprehensive Loss

Net loss amounted to $6,647,947 for the year ended December 31, 2017 compared to a net loss of $4,500,206 for the year ended December 31, 2015.

Comprehensive net loss amounted to $6,920,473 for the year ended December 31, 2017 compared to a comprehensive net loss of $4,514,452 for the year ended December 31, 2016. The change in comprehensive net loss compared to net loss is due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

For the year ended December 31, 2017 compared to the year ended December 31, 2016

As at December 31, 2017, the Company had total assets of $4,280,955 (compared to total assets of $2,211,627 at December 31, 2016) consisting of cash and cash equivalents of $62,292, trade receivables of $232,386, inventory of $451,318, other current assets of $175,645, property and equipment of $285,817, website development of $5,083, intangibles of $691,809 and goodwill of $2,376,605. The assets of the Company are primarily the result of the Company’s business operations and acquisitions including Vape Brands International, Inc. (see “Acquisition of VBI”).

As at December 31, 2017, the Company had total liabilities of $10,836,158 (compared to total liabilities of $7,902,537 at December 31, 2016) consisting of accounts payable of $2,187,712, accrued liabilities of $419,436, customer deposits of $97,400, loans from shareholders of $257,303, due to related parties of $252,841, promissory notes of $498,522, amounts owing on acquisition of $538,952, Convertible Debentures of $277,149, Term Loan of $1,051,334, long term promissory notes of $346,002, long term amounts owing on acquisitions of $1,364,274, long term loans from shareholders of $794,635, long term due to related parties of $2,281,773 and long term accrued interest due to related parties of $468,825. For more information regarding the liabilities of the Company, see “Shareholder Loans”, “Term Loan”, “Promissory Notes” and “Convertible Debentures”.

At December 31, 2017, the Company had negative working capital of $4,659,008 and an accumulated deficit of $19,898,841.

As at December 31, 2016, the Company had total assets of $2,211,627 consisting of cash and cash equivalents of $184,754, trade receivables of $80,409, inventory of $545,135, other current assets of $251,381, property and equipment of $93,068, website development of $7,083, intangibles of $160,300 and goodwill of $889,497.

As at December 31, 2016, the Company had total liabilities of $7,902,537 consisting of accounts payable of $1,740,071, accrued liabilities of $404,633, accrued interest due to related parties of $263,790, customer deposits of $56,834, loans from shareholders of $429,708, due to related parties of $1,478,883, promissory notes of $17,750, amounts owing on acquisition of $838,317, Term Loan of $1,031,300 , long term loans from shareholders of $471,641, long term due to related parties of $1,085,906 and Convertible Debentures of $83,704.

At December 31, 2016, the Company had negative working capital of $5,199,607 and an accumulated deficit of $13,250,894.

Net cash used in operating activities

For the year ended December 31, 2017, the Company used cash of $1,898,335 (December 31, 2016 –$1,939,969) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the year ended December 31, 2017, net cash used in investing activities was $63,145 attributable to the addition of capital assets (December 31, 2016 – $78,841).

Net cash flow from financing activities

For the year ended December 31, 2017, net cash provided by financing activities was $2,020,402 compared to net cash provided by financing activities of $2,061,414 for the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to the net proceeds from the private placement, net proceeds from the promissory notes and net proceeds from the Shareholder Loan (see “Shareholder Loan”).

Acquisition of VBI

On July 31, 2017, the Company’s wholly owned subsidiary, Gilla Enterprises, acquired all of the issued and outstanding shares of VBI, a Canada-based E-liquid manufacturer and distributor.

The following summarizes the preliminary fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:	Preliminary Allocation
Cash	$1,377
Receivables	5,576
Other current assets	74,598
Inventory	83,820
Fixed assets	214,765
Intangible assets	704,846
Goodwill	1,596,553
Total assets acquired	$2,681,535

Liabilities assumed:
Bank indebtedness	$5,597
Accounts payable	218,028
Customer deposits	33,008
Loans payable	112,218
Capital lease	125,893
Due to related parties	15,707
Deferred tax liability	186,793
Total liabilities assumed	$697,244

Consideration:
Issuance of Common Shares	$350,000
Issuance of warrants	252,631
Vendor Take Back	356,443
Earn out	1,025,217
Total consideration	$1,984,291

In consideration for the acquisition, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share from the closing date, such warrants vesting in five (5) equal tranches every four (4) months following the closing date; (iii) a total of CAD $550,000 in non-interest bearing, unsecured vendor-take-back loans (the “VTB”) due over twenty-four (24) months, with principal repayments beginning five (5) months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out (the “Earn-Out”) capped at: (a) the total cumulative amount of CAD $2,000,000; or (b) five (5) years from the closing date. The Earn-Out shall be calculated as: (x) 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; (y) 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and (z) 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four (4) quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter. A 15% discount rate has been used to calculate the present value of the Earn-Out on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the respective Earn-Out, interest will be accrued at 15% per annum to accrete the Earn-Out to maximum payable amount.

Total
Present value of Earn-Out at the acquisition date	$1,025,217
Interest expense related to accretion	59,110
Exchange rate differences	(3,015)
Less: Current amount owing	(209,487)
Present value at December 31, 2017	$871,825

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the VTB, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	26,681
Exchange rate differences	(7,177)
Less: Current amount owing	(154,465)
Long term portion at December 31, 2017	$221,482

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

	December 31, 2017	December 31, 2016
Pro forma revenue	$5,564,473	$5,984,345
Pro forma loss from operations	$4,539,534	$3,816,691
Pro forma net loss	$7,034,982	$4,522,221

Shareholder Loans

The Company has outstanding current loans from shareholders as follows:

	December 31, 2017	December 31, 2016
Non-interest bearing, unsecured, no specific terms of repayment(i)	$-	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(ii)	13,116	23,223
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	244,187	401,485
	$257,303	$429,708

The Company has outstanding long term loans from shareholders as follows:

	December 31, 2017	December 31, 2016
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	$351,679	$350,962
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iv)	90,828	95,728
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	144,611	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vii)	207,517	-
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	-	24,951
	$794,635	$471,641

(i)
During the year ended December 31, 2017, amounts owing to a shareholder increased from $5,000 to $22,692 which was then fully settled through the issuance of 226,920 private placement units at a price of $0.10 per unit. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share.

(ii)
During the year ended December 31, 2017, the Company accrued interest of $5,621 on this shareholder loan (December 31, 2016 – $5,992). Total accrued interest owing on such shareholder loan at December 31, 2017 was $19,341 (December 31, 2016 – $12,784) which is included in accrued liabilities. During the year ended December 31, 2017, $10,000 of amounts owing on such shareholder loan was settled with the issuance of face value $10,000 of Convertible Debentures Series C-3 and $3,512 was settled with cash.

(iii)
On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Secured Note was $351,679 (December 31, 2016 – $350,962) including a debt discount of $46,871. During the years ended December 31, 2017 and 2016, the Company expensed $15,531 and $15,178, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the year ended December 31, 2017, the Company accrued interest of $51,805 on the Secured Note (December 31, 2016 – $44,888). Total accrued interest owing on the Secured Note at December 31, 2017 was $151,948 (December 31, 2016 – $93,221) which is included in accrued liabilities.

(iv)
On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Secured Note No.2 was $90,828 including a debt discount of $9,172 (December 31, 2016 – $95,728). During the years ended December 31, 2017 and 2016, the Company expensed $3,292 and $3,052, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the year ended December 31, 2017, the Company accrued interest of $13,105 on the Secured Note No.2 (December 31, 2016 – $11,863). Total accrued interest owing on the Secured Note No.2 at December 31, 2017 was $38,257 (December 31, 2016 – $25,152) which is included in accrued liabilities.

(v)
On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000, with the first tranche (“Loan Tranche A”) received on March 3, 2016 and the second tranche (“Loan Tranche B”) received on April 14, 2016. At December 31, 2016, CAD $52,000 of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exerciseprice of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Shareholder Loan was $244,187 (December 31, 2016 – $401,485) including a debt discount of $10,885. During the years ended December 31, 2017 and 2016, the Company expensed $61,695 and $55,920, respectively, in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder.

During the year ended December 31, 2017, the Company accrued interest of $31,510 on the Shareholder Loan (December 31, 2016 – $22,832). Total accrued interest owing on the Shareholder Loan at December 31, 2017 was $53,941 (December 31, 2016 – $23,433) which is included in accrued liabilities. At December 31, 2017, the Company owes the shareholder $255,072 in principal payments (December 31, 2016 - $174,656).

(vi)
On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matured on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12,2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2017, the Company and the shareholder extended the maturity date of Bridge Loan to April 30, 2019 and, commencing on November 15, 2017, the Company began accruing interest at a rate of 10% per annum. In connection to the amendment, the Company issued warrants for the purchase of Common Shares. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Bridge Loan was $144,611 including a debt discount of $14,808 (December 31, 2016 – $nil). During the years ended December 31, 2017 and 2016, the Company expensed $1,576 and $nil, respectively, in interest expense related to the amortization of the debt discount. The amendment to the Bridge Loan was accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the year ended December 31, 2017, the Company accrued interest of $1,998 on the Bridge Loan (December 31, 2016 – $nil). Total accrued interest owing on the Bridge Loan at December 31, 2017 was $1,998 (December 31, 2016 – $nil) which is included in accrued liabilities.

(vii)
On November 15, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (the “Shareholder Loan No.2”). Upon assumption of the Shareholder Loan No.2, CAD $52,000 (USD $41,449) was offset by the amount held in trust by the shareholder under the Shareholder Loan and CAD $11,000 (USD $8,769) was forgiven by the shareholder. During the year ended December 31, 2017 and as a result of the loan forgiveness, the Company recorded a gain on loan settlement in the amount of $8,221 and the principal amount due under the Shareholder Loan No.2 was CAD $287,000. The Company agreed to repay the unpaid principal amount of the Shareholder Loan No.2 on or before April 30, 2019, bearing interest at a rate of 10% per annum, such interest to accrue monthly and due at maturity. In connection to the amendment, the Company issued warrants for the purchase of Common Shares. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Shareholder Loan No.2 was $207,517 including a debt discount of $21,251 (December 31, 2016 – $nil). During the years ended December 31, 2017 and 2016, the Company expensed $2,262 and $nil, respectively, in interest expense related to the amortization of the debt discount.

During the year ended December 31, 2017, the Company accrued interest of $2,868 on the Shareholder Loan No.2 (December 31, 2016 – $nil). Total accrued interest owing on the Shareholder Loan No.2 at December 31, 2017 was $2,868 (December 31, 2016 – $nil) which is included in accrued liabilities.

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principalof the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan and both parties have appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

During the year ended December 31, 2016, the Company was advanced CAD $1,600,000 from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of financing fees with a relative fair value of $48,485. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares and warrants for the purchase of 46,811 Common Shares. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Term Loan was $1,051,334 including a debt discount of $48,485 (December 31, 2016 – $1,031,300). During the years ended December 31, 2017 and 2016, the Company expensed $92,754 and $62,210, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2017, the Company expensed $173,035 in interest on the Term Loan (December 31, 2016 – $140,540). Pursuant to the Cash Sweep, during the year ended December 31, 2017, the Company paid a total of $281,413 to the Lenders consisting of $195,347 in interest and $88,066 in principal repayments. During the year ended December 31, 2016, the Company paid a total of $187,898 to the Lenders consisting of $111,083 in interest and $76,815 in principal payments. At December 31, 2017, the Company owes the Lenders a payment of $18,840, consisting fully of interest which was paid to the Lenders on January 24, 2018 as per the terms of the Cash Sweep (December 31, 2016 - $81,060, consisting of $29,471 in interest and $51,589 in principal repayments).
The amount owing on the Term Loan is as follows:

	December 31, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Debt discount (net)	(68,768)	(113,037)
Exchange loss (gain) during the period/year	86,143	(28,159)
Principal payments made	(88,066)	(76,815)
Interest accrued	173,035	140,540
Interest payments made	(195,347)	(111,069)
Ending balance	$1,051,334	$1,031,300

Promissory Notes

The Company has outstanding current promissory notes as follows:

	December 31, 2017	December 31, 2016

Unsecured, bears interest at 15% per annum, matures February 18, 2019(i)	$230,109	$-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	30,000	-
Unsecured, bears interest at 10% per annum, matures September 28, 2017(v)	-	17,750
Secured, bears interest at RBP + 2% per annum, due on demand(vi)	39,855	-
Secured, bears interest at RBP + 3% per annum, due on demand(vii)	64,774	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(viii)	23,441	-
Unsecured, interest free, matures October 29, 2017(ix)	7,971
Secured, bears interest at 24%, matures March 6, 2018 (x)	102,372
	$498,522	$17,750

The Company has outstanding long term promissory notes as follows:

	December 31, 2017	December 31, 2016
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	$234,034	$-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	17,500	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(viii)	94,468	-
	$346,002	$-

(i)
On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD $300,000. The promissory note matures on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares of the Company exercisable at $0.20 per share until April 11, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the years ended December 31, 2017 and 2016, the Company expensed $2,212 and $nil, respectively, in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, the Company accrued $7,689 in interest on the promissory note which has been recorded in accrued liabilities (December 31, 2016 – $nil). At December 31, 2017, the value of the promissory note was $230,109 inclusive of a debt discount of $9,021 (December 31, 2016 – $nil). As of the filing of these financial statements this note is currently in default.

(ii)
On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the years ended December 31, 2017 and 2016, the Company expensed $3,765 and $nil, respectively, in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, the Company accrued $13,264 in interest on the promissory note which has been recorded in accrued liabilities (December 31, 2016 – $nil). At December 31, 2017, the value of the promissory note was $234,034 inclusive of a debt discount of $5,096 (December 31, 2016 – $nil).

(iii)
On June 30, 2017, the Company issued an unsecured promissory note in the principal amount of $60,000. The principal together with interest at a rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the year ended December 31, 2017, the Company paid $4,500 in interest on the promissory note (December 31, 2016 – $nil). At December 31, 2017, $30,000 in principal on the promissory note has been classified as a current liability and $17,500 has been classified as a long term liability on the Company’s consolidated balance sheet.

(iv)
On April 20, 2017, the Company issued an unsecured promissory note in the principal amount of $20,000. The principal together with interest at a rate of 10% over the term of the promissory note is payable in monthly instalments of $2,750 with the first payment due on May 15, 2017 and the final payment due on December 15, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the year ended December 31, 2017, the Company paid $2,000 in interest on the promissory note (December 31, 2016 – $nil). The unsecured promissory note was fully settled and repaid at December 31, 2017.

(v)
On September 28, 2016, the Company issued an unsecured promissory note in the principal amount of $21,000. The principal together with interest at a rate of 10% per annum is payable in monthly instalments of $2,000 with the first payment due on October 28, 2016 and the final payment due on September 28, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the year ended December 31, 2017, the Company paid $1,350 in interest on the promissory note (December 31, 2016 – $750). The unsecured promissory note was fully settled and repaid at December 31, 2017.

(vi)
On July 18, 2016, VBI entered into a revolving credit facility with The Royal Bank of Canada (“RBC”) for CAD $50,000. The facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears. During the year ended December 31, 2017, the Company paid $835 in interest on the facility (December 31, 2016 – $nil). At December 31, 2017, $39,855 in principal remains owing on the facility.

(vii)
On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000. The facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%, maturing on July 18, 2021. Interest is payable monthly in arrears and the Company is required to make monthly principal payments of CAD $1,416. During the year ended December 31, 2017, the Company paid $1,712 in interest and made principal repayments of $8,835 on the facility (December 31, 2016 – $nil and $nil, respectively). At December 31, 2017, $64,774 in principal remains owing on the facility.

(viii)
On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132. Under the lease agreement, the Company is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451, the lease matures on October 13, 2023. During the year ended December 31, 2017, the Company paid $2,041 in interest and made principal repayments of $7,725 on the facility (December 31, 2016 – $nil and $nil, respectively). At December 31, 2017, a total of $117,909 in principal remains payable under the lease with $23,441 being allocated to current liabilities and $94,468 being allocated to long term liabilities on the consolidated balance sheet.

(ix)
On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000. Pursuant to the share purchase agreement, the Company agreed to repay the loan to the vendor with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan is unsecured and interest free. During the year ended December 31, 2017, the Company repaid CAD $10,000 (USD $7,971) in principal on the loan (December 31, 2016 – $nil). At December 31, 2017, the loan was in default and CAD $10,000 (USD $7,971) in principal remained outstanding which subsequently repaid in January 2018.

(x)
On December 7, 2017, the Company entered into a revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of CAD $200,000. The Revolving Facility is secured by certain inventory and receivables of the Company, due March 6, 2018 with an option to extend and bears interest at a rate of 24% per annum payable monthly in arrears. The Revolving Facility is also subject to a standby fee with respect to the unused portion of the facility, calculated on a daily basis as being the difference between the CAD $200,000 revolving limit and the then outstanding advances, multiplied by 3% and divided by 365 and payable in arrears on the last day of each month. During the year ended December 31, 2017, the Company received $100,000 in advances under the Revolving Facility. During the year ended December 31, 2017, the Company accrued $1,616 in interest and $113 in standby fees on the Revolving Facility (December 31, 2016 – $nil and $nil, respectively). At December 31, 2017, $102,372 in principal remains owing on the Revolving Facility.

Convertible Debentures

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series B, the Company sent notices of its election to convert $423,000 in face value and $45,058 in accrued interest to holders of Convertible Debentures Series B at $0.10 per share for a total of 4,680,581 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $342,399. The above amount included the conversion of $286,000 in face value and $30,465 in accrued interest held by related parties of the Company.

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company sent notices of its election to convert $190,000 in face value and $14,367 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 2,043,670 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $168,798. The above amount included the conversion of $5,000 in face value and $378 in accrued interest held by related parties of the Company.

On December 29, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company converted $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 4,621,836 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $119,172. The above amount included the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company.

As at December 31, 2017, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Satisfaction of Our Cash Obligations for the Next 12 Months

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, at December 31, 2017, the Company has an accumulated deficit of $19,898,841 (December 31, 2016 – $13,250,894) and a working capital deficiency of $4,659,008 (December 31, 2016 – $5,199,607 as well as negative cash flows from operating activities of $1,898,335 (December 31, 2016 – $1,939,969) for the year ended December 31, 2017. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

These consolidated financial statements do not include any adjustments to the recorded assets or liabilities, that might be material, should the Company have to curtail operations or be unable to continue in existence.

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

Material Commitments

a)
Premises Leases – Mississauga, Ontario.

Effective April 1, 2016, a subsidiary of the Company entered into a lease agreement for a rental premises in Mississauga, Ontario, Canada. The terms of the lease agreement are to be for a period of 3 years and ending on June 30, 2019 with payments made monthly. Minimum annual lease payments are as follows and denominated in CAD:

2018	78,125
2019	39,063
$117,188

b)
Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016, the Company accrued the full $50,000 in charitable contributions regarding this agreement. During the year ended December 31, 2017, the Company settled the full amount owing in exchange for 300,000 Common Shares at a fair value of $36,000.

c)
Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty was only paid on E-liquid sold within the United States. The Company is no longer selling the original recipe and, as of December 31, 2017, has stopped accruing royalty payments under this agreement. During the year ended December 31, 2017, the Company paid $649 in relation to the royalty agreement (December 31, 2016 – $9,683).

Subsequent Events

On January 26, 2018 and in accordance with the terms of a warrant agreement, the Company received a form of election to purchase 50,000 Common Shares of the Company at a price of $0.20 per share for total gross proceeds of $10,000. Such Common Shares were issued on March 15, 2018.

On February 1, 2018 and in connection to a consulting agreement, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until January 31, 2020 at an exercise price of $0.20 per Common Share. The warrants shall vest in eight equal tranches, with the first tranche vested upon issuance and the remaining seven tranches to vest equally every three months thereafter.

On March 23, 2018, the Company issued and sold on a private placement basis, 3,677,271 Common Shares of the Company at a price of $0.11 per share for total gross proceeds of $404,500.

On April 3, 2018, the Company issued an unsecured promissory note in the principal amount of CAD $65,000. The promissory note matures on April 20, 2018 and bears interest at a rate of 15% per annum, accrued monthly but subject to a minimum interest payment of CAD $750.

On April 2, 2018, the Company entered into an equipment financing facility (the “Equipment Facility”) in the aggregate principal amount of CAD $340,850. The Equipment Facility is secured by certain equipment of the Company, due April 1, 2020 and bears interest at a rate of 15% per annum. The Company shall be required to make principal and interest payments of CAD $16,527, monthly in arrears. On April 2, 2018 and in connection with the Equipment Facility, the Revolving Facility entered into on December 7, 2017 was terminated and retired and all amounts due under the Revolving Facility were rolled into the Equipment Facility. On April 11, 2018, the Company received the balance of the aggregate principal amount made available to the Company under the Equipment Facility.

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

Changes in registrant’s Certifying Accountant

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the year, the Company has initiated disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of its management, including the chief executive officer (principal executive officer) and the chief financial officer (principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that its disclosure controls and procedures were ineffective as at December 31, 2017.

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

With the participation of the Company’s chief executive officer (principal executive officer) and chief financial officer (principal accounting officer), management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the Company’s evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as at December 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, the Company relies heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As the Company grows, the number of employees is expected to increase, which will enable the Company to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to the Company’s consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, the Company has determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite the Company’s material weaknesses, its consolidated financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Please refer to the consolidated financial statements for additional costs and expenditures and other financial information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Graham Simmonds	44	Chairman of the Board of Directors and Chief Executive Officer
Gerald Goldberg	74	Director and Chairman of the Audit, Compensation and Governance Committees
Dr. Blaise A. Aguirre	53	Lead Independent Director
Daniel Yuranyi	61	Director and Chief Procurement Officer
Christopher Rich	64	Director
Ashish Kapoor	40	Chief Financial Officer and Corporate Secretary

The business experience of the persons listed above during the past five years are as follows:

Graham Simmonds (Chairman of the Board of Directors and Chief Executive Officer)

Mr. Simmonds has served as Chairman of the Board of Directors since May 14, 2015 and as Chief Executive Officer of the Company since November 15, 2012. Mr. Simmonds has over 20 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or has previously been licensed/registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horse racing service in North America and is a former director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. eBet Technologies Inc. was successfully sold to Sportech PLC in December of 2012. Mr. Simmonds is the chairman of CordovaCann Corp., a Canadian-domiciled diversified cannabis investment company; a director and the CEO of Baymount Incorporated, a diversified investment and venture capital firm; and the CEO of Prime City One Capital Corp., a shell company seeking investment opportunities. Mr. Simmonds was also the former chairman and CEO of DealNet Capital Corp., a consumer finance company listed on the TSX Venture Exchange in Toronto, Canada.

We believe Mr. Simmonds is well-qualified to serve as Chairman of the Board of Directors due to his public company experience, operational experience and business contacts.

Gerald Goldberg (Director and Chairman of the Audit, Compensation and Governance Committees)

Mr. Goldberg has served as a Director of the Company since June 29, 2016 and is currently the Chairman of the Audit, Compensation and Governance Committees. Mr. Goldberg is a Chartered Professional Accountant and a former senior partner at two major accounting firms. Mr. Goldberg has over 30 years of audit experience and was the head of the public company audit division of a major firm. Mr. Goldberg is active in corporate finance and corporate development having been involved in the structure and design of numerous innovative financing instruments, tax shelters and syndications, both in Canada and the US. Mr. Goldberg was involved with the audit of various public Canadian, US, Chinese and other foreign companies listed in Canada and the US. Mr. Goldberg holds the designation of C.T.A. University of South Africa and is a member of the Institute of Chartered Professional Accountants of Ontario and the Pubic Accountants Council of Ontario. Mr. Goldberg was and is a director and audit committee chairman of numerous Canadian and US public companies and has also served as the interim CEO of a publicly listed licensed producer of medical marijuana.

We believe Mr. Goldberg is well-qualified to serve as a member of the Board of Directors and as Chairman of the Audit, Compensation and Governance Committees due to experience as a Chartered Professional Accountant and public company experience.

Dr. Blaise A. Aguirre (Lead Independent Director)

Dr. Aguirre has served as a Director of the Company since November 7, 2014 and is currently the Lead Independent Director. Dr. Aguirre, an internationally known expert, author and lecturer in child and adolescent psychiatry, is the founding medical director of 3East at McLean Hospital, and is an assistant professor of psychiatry at Harvard Medical School. Dr. Aguirre served as an independent director of Investors Capital Holdings Ltd. from October 28, 2011 until its sale to RCS Capital Company (RCAP:NYSE) in 2014. Previously, Dr. Aguirre was a broker with Investors Capital Company having obtained his series 7 and 63 securities licenses. Dr. Aguirre sits on the board of directors that oversees the annual running of the Illinois Marathon in Champaign, IL and is an advisor to privately held companies including Hanah and Mirah. Dr. Aguirre is also a board member of the Oprah Winfrey Leadership Academy for Girls (OWLAG). Dr. Aguirre was a member of the Medical Advisory Board of IVPCARE Inc. prior to their buyout by Walgreens. Dr. Aguirre has developed and maintains enduring relationships with institutional money managers and venture capitalists and has developed expertise as a small cap stock analyst.

We believe Dr. Aguirre is well-qualified to serve as a member of the Board of Directors and as Lead Independent Director due to his medical experience, financial markets knowledge and business contacts.

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

Christopher Rich (Director)

Mr. Rich has served as a Director of the Company since November 7, 2014. Mr. Rich is a successful television, film and theatre actor and producer who studied acting at the University of Texas and later at Cornell University, where Mr. Rich received a master’s degree in theatre arts. Mr. Rich began his performing career in New York performing on stage in many off-Broadway and regional productions. Mr. Rich has appeared in many television series, most notably on Murphy Brown and Reba. On the big screen, Mr. Rich starred in The Joy Luck Club, Flight of the Intruder, and the independent art film Prisoners of Inertia with Amanda Plummer. Mr. Rich has appeared in numerous television movies, with credits including Going Home opposite Jason Robards in one of his last performances. Most recently, Mr. Rich starred in Southern Christmas opposite Bo Derek and Shelley Long.

We believe Mr. Rich is well-qualified to serve as a member of the Board of Directors due to his film experience and business/marketing contacts.

Ashish Kapoor (Chief Financial Officer and Corporate Secretary)

Mr. Kapoor has served as the Company’s Chief Financial Officer since November 15, 2012 and as the Company’s Corporate Secretary since May 5, 2015. Mr. Kapoor has over 18 years of experience in providing capital markets advisory and assurance services as a finance professional. After obtaining his Chartered Accountant designation at Ernst & Young, Mr. Kapoor has gained over 10 years of experience in investment banking, advising clients across various industries. As a senior vice president at Macquarie Capital Markets Canada Ltd., Mr. Kapoor was responsible for the Canadian telecom, media, entertainment and technology investment banking and principal investing group. During his 10 years at Macquarie, Mr. Kapoor completed in excess of $3B in successful principal investments and advised on a further $4B of mergers and acquisitions for third party clients. Mr. Kapoor is a director and the CFO of CordovaCann Corp., a Canadian-domiciled diversified cannabis investment company, and a director of The Mint Corporation, a globally certified payments company. Mr. Kapoor was also the former CFO of DealNet Capital Corp., a consumer finance company, and Transeastern Power Trust (prior to its current name, Blockchain Power Trust), an independent power producer focused on renewable energy sources. Mr. Kapoor obtained his Chartered Accountant designation as part of the Ernst & Young’s Toronto practice and was awarded the Gold Medal for first place in Ontario, and the Bronze Medal for third place in Canada on the 2000 Chartered Accountancy Uniform Final Examination. Mr. Kapoor is also a CFA Charter holder and holds a Masters of Accounting and a Bachelor of Arts degree from University of Waterloo.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received, the Company believes that during the year ended December 31, 2017 all such filing requirements applicable to the Company were complied with on a timely basis, except for the following filings:

Name and Relation to the Company	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form (Type of Form indicated herein)
Graham Simmonds (Chairman and Chief Executive Officer)	8	10	Form 4, Form 5
Daniel Yuranyi (Director and Chief Procurement Officer)	3	2	Form 4, Form 5
Ashish Kapoor (Chief Financial Officer)	4	4	Form 4, Form 5
Dr. Blaise A. Aguirre (Director)	3	2	Form 4, Form 5
Gerald Goldberg (Director)	3	2	Form 3, Form 4, Form 5

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

NOMINATIONS OF DIRECTORS

The Board of Directors does not have a Nominations Committee (the “Nominating Committee”) or a formal procedure with respect to the nomination of directors. In addition, the Company does not have any defined policy or procedure requirements of shareholders to submit recommendations or nominations for directors, and it has not established any specific or minimum criteria for nominating directors or specific process for evaluating any such nominees. The Board of Directors expects to identify future potential director candidates from recommendations made by its directors, management and shareholders, as appropriate.

The Board of Directors do not, at present, have a formal process in place for assessing the effectiveness of the Board of Directors as a whole, its committees or individual directors, but will consider implementing one in the future should circumstances warrant. Based on the Company’s size and its stage of development, the Board of Directors considers a formal assessment process to be unnecessary at the present time.

AUDIT COMMITTEE

The purpose of the Company’s Audit Committee (the “Audit Committee”) is to act on behalf of the Board of Directors to oversee all material aspects of the Company’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on the Company’s processes for the management of business and financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

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

The Audit Committee is composed of Gerald Goldberg, Dr. Blaise A. Aguirre and Christopher Rich. Gerald Goldberg serves as the Chairman of the Audit Committee and audit committee financial expert. All members of the Audit Committee are independent of management. The Audit Committee adopted a charter on January 15, 2014 which was filed with the SEC as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

COMPENSATION COMMITTEE

The Board of Directors does not have a separate Compensation Committee (the “Compensation Committee”), and such functions are addressed by the entire Board. Although there is no formal committee in place, Gerald Goldberg serves as the Chairman of the ad hoc Compensation Committee consisting of members of the Board. The Board believes that such functions of a Compensation Committee can be adequately performed by the members of the Board.

GOVERNANCE COMMITTEE

The Board of Directors does not have a separate Governance Committee (the “Governance Committee”), and such functions are addressed by the entire Board. Although there is no formal committee in place, Gerald Goldberg serves as the Chairman of the ad hoc Governance Committee consisting of members of the Board. The Board believes that such functions of a Governance Committee can be adequately performed by the members of the Board.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, payable/paid to Graham Simmonds the Company’s Chairman of the Board of Directors and Chief Executive Officer, Gerald Goldberg the Company’s Director and Chairman of the Audit, Compensation and Governance Committees, Dr. Blaise A. Aguirre the Company’s Lead Independent Director, Daniel Yuranyi the Company’s Director and Chief Procurement Officer, Christopher Rich the Company’s Director, Ashish Kapoor the Company’s Chief Financial Officer and Corporate Secretary, Henry J. Kloepper the Company’s former Director and Stanley D. Robinson the Company’s Director, for all services rendered in all capacities to the Company for the years ended December 31, 2017 and 2016.

Name/Title	Year	Salary $(1)	Bonus $(1)	Stock Awards $(1)	Option Awards $(1)	Nonequity Incentive Plan Compensation $(1)	Nonqualified Deferred Compensation Earnings $(1)	All Other Compensation $(1)	Total $(1)
Graham Simmonds(2)	2017	$131,233	-	-	$227,395(7)	-	-	-	$358,628
Chairman of the Board of Directors and Chief Executive Officer	2016	$120,000	-	-	-	-	-	-	$120,000
Gerald Goldberg(3)(4)(6)	2017	$18,000	-	-	$69,349(8)	-	-	-	$87,349
Chairman of the Audit, Compensation and Governance Committees	2016	$9,000	-	-	-	-	-	-	$9,000
Dr. Blaise A. Aguirre (3)(6)	2017	$18,000	-	-	$69,349(8)	-	-	-	$87,348
Lead Independent Director	2016	$18,000	-	-	-	-	-	-	$18,000
Daniel Yuranyi(2)	2017	$92,556	-	-	$69,349(8)	-	-	-	$161,905
Director and Chief Procurement Officer	2016	$90,720	-	-	-	-	-	-	$90,720
Christopher Rich(3)(6)	2017	$18,000	-	-	$34,674(8)	-	-	-	$52,674
Director	2016	$18,000	-	-	-	-	-	-	$18,000
Ashish Kapoor(2)	2017	$131,233	-	-	$227,395(7)	-	-	-	$358,628
Chief Financial Officer and Corporate Secretary	2016	$120,000	-	-	-	-	-	-	$120,000
Henry J. Kloepper(3)(6)	2017	$6,000	-	-	-	-	-	-	$6,000
Henry J. Kloepper(3)(6)	2016	$18,000	-	-	-	-	-	-	$18,000
Stanley D. Robinson(3)(6)	2017	$6,000	-	-	-	-	-	-	$6,000
Former Director	2016	$18,000	-	-	-	-	-	-	$18,000

(1)
All figures in the table above are denominated in U.S. Dollars unless otherwise noted.

(2)
On April 1, 2017, the Company entered into formal employment agreements with Messrs. Simmonds, Yuranyi and Kapoor.

(3)
Commencing on January 1, 2015, the Board of Directors agreed to pay each of the Company’s independent directors $1,500 per month for their services, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

(4)
On June 29, 2016, the Board of Directors appointed Mr. Goldberg to serve as a Director of the Company.

(5)
On May 2, 2017, the Board of Directors accepted the resignations of Mr. Kloepper and Mr. Robinson as Directors of the Company.

(6)
On May 2, 2016, the Board of Directors appointed Messrs. Goldberg and, Aguirre and Rich to serve as members of the Company’s Audit Committee, with Mr. Goldberg serving as Chairman of the Audit Committee.

(7)
On June 16, 2017, Mr. Simmonds and Mr. Kapoor were each granted 2,000,000 stock options exercisable until June 15, 2020 at an exercise price of $0.20 per share. The exercise price was determined by the Board of Directors to be the target stock price as of the date of grant. The fair value of each of the option grants was $227,395 which was determined using the Black Sholes option-pricing model with the following assumptions: Stock price: $0.14; Risk-free interest rate: 1.49%; Expected life: 3 years; and Estimated volatility in the market price of the Common Shares: 306%.

(8)
On June 16, 2017, Messrs. Goldberg, Aguirre and Yuranyi were each granted 500,000 stock options exercisable until June 15, 2020 at an exercise price of $0.20 per share. The exercise price was determined by the Board of Directors to be the target stock price as of the date of grant. The fair value of each of the option grants was $69,349 which was determined using the Black Sholes option-pricing model with the following assumptions: Stock price: $0.14; Risk-free interest rate: 1.49%; Expected life: 3 years; and Estimated volatility in the market price of the Common Shares: 306%.

(9)
On June 16, 2017, Mr. Rich was granted 250,000 stock options exercisable until June 15, 2020 at an exercise price of $0.20 per share. The exercise price was determined by the Board of Directors to be the target stock price as of the date of grant. The fair value of each of the option grants was $34,674 which was determined using the Black Sholes option-pricing model with the following assumptions: Stock price: $0.14; Risk-free interest rate: 1.49%; Expected life: 3 years; and Estimated volatility in the market price of the Common Shares: 306%.

OUTSTANDING EQUITY AWARDS

The following table outlines the outstanding equity awards held by the Company’s officers, directors and employees (as a group) as at December 31, 2017.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise Price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Graham Simmonds	2,000,000	-	-	$0.20	June 15, 2020	-	-	-	-
Gerald Goldberg	500,000	-	-	$0.20	June 15, 2020	-	-	-	-
Dr. Blaise A. Aguirre	500,000	-	-	$0.20	June 15, 2020	-	-	-	-
Daniel Yuranyi	500,000	-	-	$0.20	June 15, 2020	-	-	-	-
Christopher Rich	250,000	-	-	$0.20	June 15, 2020	-	-	-	-
Ashish Kapoor	2,000,000	-	-	$0.20	June 15, 2020	-	-	-	-
Employees	3,000,000	-	-	$0.20	June 15, 2020	-	-	-	-
	422,500	-	-	$0.20	December 11, 2020	-	-	-	-

(1)
All figures in the table above are denominated in U.S. Dollars unless otherwise noted.

COMPENSATION OF DIRECTORS

There are no formal agreements with respect to the election and compensation of directors.

Commencing on January 1, 2015, the Board of Directors agreed to pay each of the Company’s independent directors $1,500 per month for their services, and that such compensation would be accrued monthly and payable at such times as determined by the Company.

The Company does not have any form of pension plan that provides for payments or benefits to the employees, officers or directors at, following, or in connection with retirement. The Company does not have any form of deferred compensation plan.

GOLDEN PARACHUTE COMPENSATION

The following table outlines golden parachute compensation of the Company’s officers as at the date of this Annual Report.

Name	Cash ($)(1)	Equity ($)(1)	Pension / NQDC ($)(1)	Perquisites / Benefits ($)(1)	Tax Reimbursement ($)(1)	Other ($)(1)	Total ($)(1)
Graham Simmonds(2)	$350,000	-	-	-	$18,000	-	-
Daniel Yuranyi(2)	$120,000	-	-	-	$12,000	-	-
Ashish Kapoor(2)	$350,000	-	-	-	$18,000	-	-

(1)
All figures in the table above are denominated in Canadian Dollars unless otherwise noted.
(2)
Please see Employment Contracts (below) for a narrative description for the terms of such individual’s golden parachute compensation.

EMPLOYMENT CONTRACTS

The Company recognizes that remuneration plays an important role in attracting, motivating, rewarding and retaining knowledgeable and skilled individuals to the Company’s management team. However, the Company has not, as yet, generated any significant income or cash flow from operations and operates within limited financial resources to ensure that funds are available to advance the Company’s business. The Board of Directors has to consider not only the financial situation of the Company at the time of the determination of executive compensation, but also the estimated financial situation in the mid and long-term. As at the date of this Annual Report, the Company has entered into employment contracts with its executive officers. The Board of Directors plans to continue to ensure that, at all times, its compensation arrangements adequately reflect the responsibilities and risks involved in being an effective director or officer of the Company.

The general objectives of the Company’s compensation strategy will be to (a) compensate management in a manner that encourages and rewards a high level of performance and outstanding results with a view to increasing long-term shareholder value; (b) align management’s interests with the long-term interests of shareholders; (c) provide a compensation package that is commensurate with other early stage issuers to enable the Company to attract and retain talent; and (d) ensure that the total compensation package is designed in a manner that takes into account the constraints that the Company is under by virtue of the fact that it is in an early stage of its development and growth, without a history of earnings.

The Board of Directors considers the following as key elements of executive compensation awarded by the Company: (i) base salary; (ii) annual incentive awards; and (iii) incentive stock options. In determining compensation to be paid, the Board of Directors expects that the base salary will be the principal component of executive compensation. Upon establishing itself as a viable business, the Board of Directors expects that it will create a comprehensive set of business performance metrics or industry standard benchmarks to determine executive compensation, including any performance based annual awards. As at the date of this Annual Report, the Company has not sought out or reviewed specific benchmark criteria and does not expect to do so until its revenue from operations increases.

The Board of Directors believes that share-based and option-based compensation as part of executive compensation arrangements can align the interests of the Company’s directors, officers, employees, consultants and advisors with those of its shareholders, and provide a long-term incentive that rewards these individuals for their contribution to the creation of shareholder value and to reduce the cash compensation the Company would otherwise have to pay.

The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board.

In an effort to manage the economic challenges of past fiscal years, the Company reached agreements with its executive officers that they would accrue compensation payable to them for the 2016 and 2015 calendar years and payable at such times as determined by the Company. On April 1, 2017, the Company entered into Employment Agreements with each of Messrs. Simmonds, Yuranyi and Kapoor.

As of the date of this Annual Report, the Company is party to the following employment agreements with the Company’s executive officers:

Graham Simmonds, Chief Executive Officer - Employment Contract

Pursuant to the employment with Mr. Simmonds, Mr. Simmonds serves as the Chief Executive Officer of the Company and is entitled to an annual base salary of CAD $175,000 and is eligible to earn a cash performance bonus. In addition, Mr. Simmonds is entitled to a car allowance of CAD $1,500 per month.

Mr. Simmonds’ employment contract may be terminated by the Company without notice or payment in lieu of notice for just cause. Mr. Simmonds may terminate his employment for any reason by providing at least two months’ notice in writing. If the Company elects to terminate the employment of Mr. Simmonds without cause, and provided Mr. Simmonds is in compliance with the relevant terms and conditions of his employment agreement, the Company shall be obligated to pay Mr. Simmonds eighteen months of his monthly base salary and any accrued and unpaid expenses and fees.

If (i) there has been a Change of Control (as defined below) of the Company, and (ii) the Involuntary Termination (as defined below) of the employment of Mr. Simmonds has occurred within twelve months of the date of the Change of Control, the Company shall pay Mr. Simmonds, in a lump sum, an amount equal to the sum of the following:

a)
twenty-four months of the base salary immediately prior to the date of the Change of Control;

b)
the annual premium cost to the Company of all the benefits provided to Mr. Simmonds by the Company under his employment agreement immediately prior to the date of the Change of Control; and

c)
any other outstanding amounts owed to Mr. Simmonds under his employment agreement.

In addition, at the option of the Company, the Company may (i) pay to Mr. Simmonds the fair market value determined as at the date of the Change of Control by the Company of the automobile provided to Mr. Simmonds under his employment agreement, (ii) pay to Mr. Simmonds the aggregate amount required to lease such automobile at its original value for a twelve month period, or (iii) transfer to Mr. Simmonds the ownership in such automobile for one Canadian Dollar. Furthermore, the Company shall also be required to pay to Mr. Simmonds the lump sum of any other outstanding amounts owed to Mr. Simmonds (including entities related to or controlled by Mr. Simmonds) regardless of the terms of such amounts which will become immediately due and payable upon Involuntary Termination.

Ashish Kapoor, Chief Financial Officer – Employment Contract

Pursuant to the employment with Mr. Kapoor, Mr. Kapoor serves as the Chief Financial Oficer of the Company and is entitled to an annual base salary of CAD $175,000 and is eligible to earn a cash performance bonus. In addition, Mr. Kapoor is entitled to a car allowance of CAD $1,500 per month.

Mr. Kapoor’s employment contract may be terminated by the Company without notice or payment in lieu of notice for just cause. Mr. Kapoor may terminate his employment for any reason by providing at least two months’ notice in writing. If the Company elects to terminate the employment of Mr. Kapoor without cause, and provided Mr. Kapoor is in compliance with the relevant terms and conditions of his employment agreement, the Company shall be obligated to pay Mr. Kapoor eighteen months of his monthly base salary and any accrued and unpaid expenses and fees.

If (i) there has been a Change of Control of the Company, and (ii) the Involuntary Termination of the employment of Mr. Kapoor has occurred within twelve months of the date of the Change of Control, the Company shall pay Mr. Kapoor, in a lump sum, an amount equal to the sum of the following:

a)
twenty-four months of the base salary immediately prior to the date of the Change of Control;

b)
the annual premium cost to the Company of all the benefits provided to Mr. Kapoor by the Company under his employment agreement immediately prior to the date of the Change of Control; and

c)
any other outstanding amounts owed to Mr. Kapoor under his employment agreement.

In addition, at the option of the Company, the Company may (i) pay to Mr. Kapoor the fair market value determined as at the date of the Change of Control by the Company of the automobile provided to Mr. Kapoor under his employment agreement, (ii) pay to Mr. Kapoor the aggregate amount required to lease such automobile at its original value for a twelve month period, or (iii) transfer to Mr. Kapoor the ownership in such automobile for one Canadian Dollar. Furthermore, the Company shall also be required to pay to Mr. Kapoor the lump sum of any other outstanding amounts owed to Mr. Kapoor (including entities related to or controlled by Mr. Kapoor) regardless of the terms of such amounts which will become immediately due and payable upon Involuntary Termination.

Daniel Yuranyi, Chief Procurement Officer – Employment Contract

Pursuant to the employment with Mr. Yuranyi, Mr. Yuranyi serves as the Chief Procurement Officer of the Company and is entitled to an annual base salary of CAD $120,000 and is eligible to earn a cash performance bonus. In addition, Mr. Yuranyi is entitled to a car allowance of CAD $1,000 per month.

Mr. Yuranyi’s employment contract may be terminated by the Company without notice or payment in lieu of notice for just cause. Mr. Yuranyi may terminate his employment for any reason by providing at least two months’ notice in writing. If the Company elects to terminate the employment of Mr. Yuranyi without cause, and provided Mr. Yuranyi is in compliance with the relevant terms and conditions of his employment agreement, the Company shall be obligated to pay Mr. Yuranyi six months of his monthly base salary and any accrued and unpaid expenses and fees.

If (i) there has been a Change of Control of the Company, and (ii) the Involuntary Termination of the employment of Mr. Yuranyi has occurred within twelve months of the date of the Change of Control, the Company shall pay Mr. Yuranyi, in a lump sum, an amount equal to the sum of the following:

a)
twelve months of the base salary immediately prior to the date of the Change of Control;

b)
the annual premium cost to the Company of all the benefits provided to Mr. Yuranyi by the Company under his employment agreement immediately prior to the date of the Change of Control; and

c)
any other outstanding amounts owed to Mr. Yuranyi under his employment agreement.

In addition, at the option of the Company, the Company may (i) pay to Mr. Yuranyi the fair market value determined as at the date of the Change of Control by the Company of the automobile provided to Mr. Yuranyi under his employment agreement, (ii) pay to Mr. Yuranyi the aggregate amount required to lease such automobile at its original value for a twelve month period, or (iii) transfer to Mr. Yuranyi the ownership in such automobile for one Canadian Dollar. Furthermore, the Company shall also be required to pay to Mr. Yuranyi the lump sum of any other outstanding amounts owed to Mr. Yuranyi (including entities related to or controlled by Mr. Yuranyi) regardless of the terms of such amounts which will become immediately due and payable upon Involuntary Termination.

For the purposes of the foregoing employment agreements, the occurrence of any one or more of the following events shall constitute a change of control (a “Change of Control”):

a)
the acceptance by the Company’s shareholders representing in the aggregate more than fifty percent (50%) of all the issued and outstanding Common Shares of the Company, of any offer, whether by way of take-over bid or otherwise, for all or any of the Common Shares of the Company;

b)
the acquisition hereafter, by whatsoever means (including, without limitation by way of arrangement, merger or amalgamation), by any person (or two or more persons acting jointly or in concert), directly or indirectly, of the beneficial ownership of the Common Shares of the Company or rights to acquire the Common Shares of the Company that, together with such person’s then owned the Common Shares and rights to acquire the Common Shares, if any, represent in the aggregate more than fifty percent (50%) of all issued and outstanding Common Shares of the Company;

c)
the passing of a resolution by the Board of Directors or the common shareholders to substantially liquidate the assets or wind-up or significantly rearrange the affairs of the Company in one or more transactions or series of transactions (including by way of an arrangement, merger or amalgamation) or the commencement of proceedings for such a liquidation, winding-up or re-arrangement;

d)
the sale by the Company of all or substantially all of its assets (other than to an affiliate of the Company in circumstances where the affairs of the Company are continued, directly or indirectly, and where the shareholders of the Company remain substantially the same following the sale as existed prior to the sale;

e)
persons who were proposed as nominees (but not including nominees under a common shareholder proposal) to become members of the Board of Directors immediately prior to a meeting of the common shareholders involving a contest for, or an item of business relating to the election of the Company’s directors, not constituting a majority of the directors of the Company following such election; and

f)
any other event which, in the opinion of the Board of Directors, reasonably constitutes a change of control of the Company.

For the purposes of the foregoing employment agreements, involuntary termination (“Involuntary Termination”) shall mean:

a)
any requirement by the Company that the executive officer’s position and principal office be relocated to a location materially different than the executive officer’s location on the date of the Change of Control, without the consent of the executive officer;

b)
any material reduction in the executive officer’s title, reporting relationship, responsibilities or authority;

c)
any reduction in the base salary of the executive officer;

d)
any material reduction in the value of the executive officer’s employee benefit programs; or

e)
the termination of the executive officer’s employment other than for cause.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership of the Company’s Common Shares, as of April 30, 2018, by:

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

Name of Beneficial Owner	Number of Common Shares Beneficially Held	Number of Additional Common Shares Deemed Outstanding	Total Number of Common Shares Beneficially Owned	Percentage Owned
Graham Simmonds	13,785,279(5)	2,573,406(6)	16,358,685	11.22%
Daniel Yuranyi	7,948,650	500,000(7)	8,448,650	5.88%
Ashish Kapoor	5,051,608(8)	2,573,405(9)	7,625,013	5.23%
Dr. Blaise A. Aguirre	1,267,178(10)	550,000(11)	1,817,178	1.26%
Christopher Rich	810,000(12)	250,000(13)	1,060,000	0.74%
Gerald Goldberg	-	500,000(14)	500,000	0.35%
Directors and Executive Officers as a group	28,862,715	6,946,811	35,809,526	23.85%

Southshore Capital Partners, LP	8,679,262	1,750,000	10,429,262	7.19%

(1)
This table is based upon 143,218,368 Common Shares issued and outstanding as of April 30, 2018.

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

(5)
Includes 6,326,791 Common Shares owned by GraySim Family Trust, 6,435,934 Common Shares owned by The Woodham Group Inc. and 947,554 of the 1,895,107 Common Shares owned by SimKap Advisory Corp., an entity owned 50% by Mr. Simmonds and 50% by Mr. Kapoor (see footnote 8).

(6)
Includes 2,000,000 stock options held directly by Mr. Simmonds (see Outstanding Equity Awards), 7,971 warrants held by The Woodham Group Inc., 15,435 warrants held by GraySim Family Trust and 550,000 of the 1,100,000 warrants held by SimKap Advisory Corp., all exercisable at $0.20 per share.

(7)
Includes 500,000 stock options held directly by Mr. Yuranyi, exercisable at $0.20 per share (see Outstanding Equity Awards).

(8)
Includes 3,804,055 Common Shares owned by 2364201 Ontario Corp. and 947,553 of the 1,895,107 Common Shares owned by SimKap Advisory Corp., an entity owned 50% by Mr. Kapoor and 50% by Mr. Simmonds (see footnote 5).

(9)
Includes 2,000,000 stock options held directly by Mr. Kapoor (see Outstanding Equity Awards), 23,405 Common Shares owned by 2364201 Ontario Corp. and 550,000 of the 1,100,000 warrants held by SimKap Advisory Corp., exercisable at $0.20 per share.

(10)
Includes 59,000 Common Shares owned by Dr. Aguirre’s spouse.

(11)
Includes 550,000 stock options held directly by Dr. Aguirre, exercisable at $0.20 per share (see Outstanding Equity Awards).

(12)
Includes 810,000 Common Shares owned by Rich Richies Inc.

(13)
Includes 250,000 stock options held directly by Mr. Rich, exercisable at $0.20 per share (see Outstanding Equity Awards).

(14)
Includes 500,000 stock options held directly by Mr. Goldberg, exercisable at $0.20 per share (see Outstanding Equity Awards).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 12, 13, 15 and 20 of the consolidated financial statements of the Company for the years ended December 31, 2017 and 2016, and repeated below.

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

On January 18, 2016, and in connection to the Term Loan, the Company and the Lenders entered into a loan termination agreement whereby the Company and the Lenders terminated and retired the Credit Facility. As a result, CAD $294,000 in amounts advanced from the Credit Facility and CAD $3,093 in accrued interest owing on the Credit Facility were rolled into the Term Loan.

During the year ended December 31, 2017, the Company paid $nil of interest and standby fees as a result of the Credit Facility (December 31, 2016 – $2,189).

Term Loan (Note 13)

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan and both parties have appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for thepurchase of 250,000 Common Shares issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares  issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

During the year ended December 31, 2016, the Company was advanced CAD $1,600,000 from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of financing fees with a relative fair value of $48,485. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares and warrants for the purchase of 46,811 Common Shares. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Term Loan was $1,051,334 including a debt discount of $48,485 (December 31, 2016 – $1,031,300). During the years ended December 31, 2017 and 2016, the Company expensed $92,754 and $62,210, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2017, the Company expensed $173,035 in interest on the Term Loan (December 31, 2016 – $140,540). Pursuant to the Cash Sweep, during the year ended December 31, 2017, the Company paid a total of $281,413 to the Lenders consisting of $195,347 in interest and $88,066 in principal repayments. During the year ended December 31, 2016, the Company paid a total of $187,898 to the Lenders consisting of $111,083 in interest and $76,815 in principal payments. At December 31, 2017, the Company owes the Lenders a payment of $18,840, consisting fully of interest which was paid to the Lenders on January 24, 2018 as per the terms of the Cash Sweep (December 31, 2016 - $81,060, consisting of $29,471 in interest and $51,589 in principal repayments).

The amount owing on the Term Loan is as follows:

	December 31, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Debt discount (net)	(68,768)	(113,037)
Exchange loss (gain) during the period/year	86,143	(28,159)
Principal payments made	(88,066)	(76,815)
Interest accrued	173,035	140,540
Interest payments made	(195,347)	(111,069)
Ending balance	$1,051,334	$1,031,300

Convertible Debentures (Note 15)

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

Convertible Debentures Series B

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (“Convertible Debentures Series B”) for proceeds of $650,000. Each Convertible Debentures Series B consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 5,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance. The Convertible Debentures Series B mature on January 31, 2018 and bear interest at a rate of 8% perannum, payable quarterly in arrears. The face value of the Convertible Debentures Series B, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series B at any time after six months from issuance and prior to maturity. Of the $650,000 in face value of Convertible Debentures Series B issued on December31, 2015, $276,000 were issued in settlement of loans from related parties, $10,000 were issued in settlement of related party consulting fees $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance. The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C (“Convertible Debentures Series C-2”) for proceeds of $275,000 which were fully issued in exchange for cash.

On January 20, 2017, the Company issued an additional 75 units of Convertible Debentures Series C (“Convertible Debentures Series C-3”) in settlement of $65,000 owing to a related party and $10,000 owing in shareholder loans.

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

For the face value $375,000 of Convertible Debentures Series C-1 issued on May 20, 2016, the relative fair value of the warrants included in the issuance totaling $234,737 was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-1 was calculated to be $140,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, net of transaction costs, was recorded in additional paid-in capital.

For the face value $275,000 of Convertible Debentures Series C-2 issued on December 31, 2016, the relative fair value of the warrants included in the issuance totaling $143,871 was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-2 was calculated to be $131,129. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $131,129, was recorded in additional paid-in capital.

For the face value $75,000 of Convertible Debentures Series C-3 issued on January 20, 2017, the relative fair value of the warrants included in the issuance totaling $43,737 was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-3 was calculated to be $31,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $31,263, was recorded in additional paid-in capital.

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	December 31, 2017	December 31, 2016
Convertible Debentures Series A	$-	$17,341
Convertible Debentures Series B	210,130	52,781
Conversion of Convertible Debentures Series B	342,399	-
Convertible Debentures Series C-1	148,099	21,674
Conversion of Convertible Debentures Series C-1	183,567	-
Convertible Debentures Series C-2	190,219	2,750
Conversion of Convertible Debentures Series C-2	82,031	-
Convertible Debentures Series C-3	52,628	-
Conversion of Convertible Debentures Series C-3	22,372	-
	$1,231,445	$94,546

Convertible Debentures as of December 31, 2017 and December 31, 2016, are as follows:

Balance, December 31, 2015	$87,158
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Conversion of Convertible Debentures Series B	(423,000)
Conversion of Convertible Debenture Series C-1	(265,000)
Conversion of Convertible Debenture Series C-2	(275,000)
Conversion of Convertible Debenture Series C-3	(75,000)
Amortization of debt discount	1,231,445
Balance, December 31, 2017	$277,149

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at December 31, 2017, the Company received the following forms of elections from holders of the Convertible Debentures:

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

As at December 31, 2017, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares valued at $23,000 remain unissued, see note 19.

Conversions and Repayments of Convertible Debentures Series B & C

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series B, the Company sent notices of its election to convert $423,000 in face value and $45,058 in accrued interest to holders of Convertible Debentures Series B at $0.10 per share for a total of 4,680,581 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $342,399. The above amount included the conversion of $286,000 in face value and $30,465 in accrued interest held by related parties of the Company.

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company sent notices of its election to convert $190,000 in face value and $14,367 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 2,043,670 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $168,798. The above amount included the conversion of $5,000 in face value and $378 in accrued interest held by related parties of the Company.

On December 29, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company converted $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 4,621,836 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $119,172. The above amount included the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company.

As at December 31, 2017, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the year ended December 31, 2017, the Company recorded interest expense in the amount of $72,870 on the Convertible Debentures (December 31, 2016 – $74,162). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

Related Party Transactions (Note 20)

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

Advances from related parties due over the next 12 months are as follows:

	December 31, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$169,666	$95,759
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	-	313,745
Consulting fees owing to persons related to Officers who are also Directors of the Company	485	77,463
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	-	901,784
Amounts payable to a corporation related by virtue of a common Officer and Director of the Company	-	76,407
Consulting fees and directors fees payable to Directors of the Company	-	13,725
Incentive fee bonus	82,690	-
	$252,841	$1,478,883

During the year ended December 31, 2017, the following related parties agreed to defer amounts payable to them until April 30, 2019:

	December 31, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$856,975	$572,506
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	682,360	372,400
Consulting fees owing to persons related to Officers who are also Directors of the Company	76,348	-
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	552,590	-
Consulting fees and directors fees payable to Directors of the Company	113,500	141,000
	$2,281,773	$1,085,906

During the year ended December 31, 2017, the Company settled $87,100 of fees payable, deferred and otherwise, to two former Directors of the Company with the issuance of 871,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt.

During the year ended December 31, 2017, the Company settled $30,000 of amounts payable to a Director of the Company with the issuance of 300,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt.

During the year ended December 31, 2016, the Company deferred amounts payable to a number of related parties. The amounts were non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers would receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The incentive bonus would be expensed over the term of the deferrals. During the years ended December 31, 2017 and 2016, the Company expensed $84,343 and $nil, respectively, in interest expense related to the incentive bonus. During the year ended December 31, 2016, the Company settled $48,000 of deferred amounts owing to an Officer and Director of the Company with the issuance of 480,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $76,800. The balance of $28,800 has been recorded as a loss on settlement of debt.

(b)	Interest accrued to related parties were as follows:

	December 31, 2017	December 31, 2016

Interest accrued on advances by Officers of the Company, one of which is also a Director	$413,477	$234,121
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	55,348	29,669
	$468,825	$263,790

During the year ended December 31, 2017, the Company deferred the interest owing to related parties until April 30, 2019.

(c)	Transactions with related parties were as follows:

During the year ended December 31, 2017, the Company expensed $nil (December 31, 2016 – $72,394) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the year ended December 31, 2017, the Company expensed $20,345 (December 31, 2016 – $22,304) in costs related to vehicles for the benefit of three Officers, two of which are also Directors of the Company, and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $129,411 (December 31, 2016 – $206,445) in travel and entertainment expenses incurred by Officers and Directors of the Company.

On December 29, 2017, the Company agreed to issue 1,432,637 Common Shares, at a price of $0.10 per share, to related parties, on the conversion of $130,000 in face value of the Convertible Debentures Series C and the settlement of $13,264 in interest accrued on the Convertible Debentures Series C. Such Common Shares were issued on March 29, 2018.

On June 30, 2017, the Company issued 3,042,931 Common Shares, at a price of $0.10 per share, to an Officer who is also a Director of the Company, on the conversion of $275,000 in face value of the Convertible Debentures Series B and the settlement of $29,293 in interest accrued on the Convertible Debentures Series B.

On June 30, 2017, the Company issued 121,717 Common Shares, at a price of $0.10 per share, to a person related to an Officer who is also a Director of the Company, on the conversion of $11,000 in face value of the Convertible Debentures Series B and the settlement of $1,171 in interest accrued on the Convertible Debentures Series B.

On June 30, 2017, the Company issued 53,781 Common Shares, at a price of $0.10 per share, to a Director of the Company, on the conversion of $5,000 in face value of the Convertible Debentures Series C-1 and the settlement of $378 in interest accrued on Convertible Debentures Series C-1.

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

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C-1 to two Directors of the Company for cash.

On February 2, 2016, the Company settled $48,000 of deferred amounts owing to an Officer and Director of the Company with the issuance of 480,000 Common Shares at a price of $0.10 per share. Such Common Shares were issued on May 19, 2016.

The Company expensed consulting fees payable to related parties as follows:

	December 31, 2017	December 31, 2016
Officers	355,023	330,900
Persons related to a Director	149,535	142,249
	$504,558	$473,149

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Credit Facility and the Term Loan, each committed to provide a total of CAD $150,000 of the Term Loan.

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

Director Independence

As of this Annual Report, Gerald Goldberg, Dr. Blaise A. Aguirre and Christopher Rich are the members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A(m)(3) of the Exchange Act. During the fiscal year ended December 31, 2017, Gerald Goldberg was appointed as Chairman of the Audit, Compensation and Governance Committees, and Dr. Blaise A. Aguirre was appointed as Lead Independent Director. During the fiscal year ended December 31, 2015, Graham Simmonds was appointed by the Board of Directors to serve as Chairman of the Board of Directors. Mr. Simmonds is not deemed to be an independent member of the Board.

The Company’s Board of Directors currently has an Audit Committee composed of Gerald Goldberg (Chairman of the Audit Committee and lead financial expert), Dr. Blaise A. Aguirre (Audit Committee Member) and Christopher Rich (Audit Committee Member). During the fiscal year ended December 31, 2017, the Board of Directors appointed Gerald Goldberg, Dr. Blaise A. Aguirre and Christopher Rich to serve as members of the Audit Committee, with Gerald Goldberg to serve as Chairman of the Audit Committee.

The Company’s Board of Directors does not have a separate Nominating Committee, Compensation Committee or Governance Committee, and such functions are addressed by the entire Board. Although the Board of Directors does not have a separate Compensation Committee or Governance Committee, Gerald Goldberg serves as the Chairman of the Compensation and Governance Committees.

Graham Simmonds and Daniel Yuranyi are members of the Board of Directors who are also officers of the Company and are not deemed independent members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On March 2, 2018, the Company’s Board of Directors engaged MNP LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017.

(1) Audit Fees

MNP LLP, the Company’s independent registered public accounting firm, billed an aggregate of $112,909 (2016 – $85,000) Canadian Dollars for audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2017 and included in the Company’s Annual Report on Form 10-K.

MNP LLP billed an aggregate of $64,704 (2016 – $56,175) Canadian Dollars for review of the Company’s quarterly consolidated financial statements for the periods ended March 31, June 30 and September 31, 2017 and included in the Company’s Quarterly Reports on Form 10-Q.

(2) Audit Related Fees

No other professional services were rendered by MNP LLP for audit related services rendered during the fiscal years ended December 31, 2017 and 2016, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

MNP LLP, the Company’s independent registered public accounting firm, billed an aggregate of $39,493 (2016 – $83,272) Canadian Dollars for tax compliance services for the fiscal year ended December 31, 2017.

(4) All Other Fees

Not applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Audited Consolidated Financial Statements of Gilla Inc. for the Years Ended December 31, 2017 and 2016.

Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Articles of Incorporation.		10-SB	3.1	11/15/1999

3.2	Articles of Amendment to the Articles of Incorporation.		8-K	3.2	5/14/2003

3.3	Bylaws.		10-SB	3.2	11/15/1999

10.1	Share Purchase Agreement, by and between the Company and Credifinance Capital Corp., dated as of June 22, 2012.		8-K		11/28/2012

10.2	Letter of Intent, by and between the Company and Snoke Distribution Canada Ltd., dated as of June 25, 2012.		8-K		11/28/2012

10.5	Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of April 15, 2011.		8-K		11/28/2012

10.6	Loan Termination Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.7	New Loan Agreement, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.8	6% Convertible Credit Note, by and between the Company and Credifinance Capital Corp., dated as of November 15, 2012.		8-K		11/28/2012

10.9	Form of Gilla Inc. Private Placement Subscription Agreement and Investment Letter, dated as of November 15, 2012.		8-K		11/28/2012

10.10	Exclusive Distribution Agreement, by and between Snoke Distribution Canada Ltd. and Ecoreal GmbH & Co. KG, dated as of November 24, 2011.		8-K		11/28/2012

10.11	Secured Note from the Company to Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.12	General Security Agreement, by and between the Company and Gravitas Financial Inc., dated as of February 13, 2014.		8-K		2/19/2014

10.13	Letter Agreement, by and between the Company and Drianan Marketing Limited, dated as of January 22, 2014.		10-Q		5/21/2014

10.14	Purchase and Sale Agreement, by and among the Company, Drinan Marketing Limited, Andrew Hennessy and Michele Hennessy, dated as of January 23, 2014.		10-Q		5/21/2014

10.15	Loan Agreement (for a Credit Facility), by and between the Company and Sarasvati Investments Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.16	Intercreditor and Subordination Agreement, by and among the Company, Sarasvati Investments Inc., and Gravitas Financial Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.17	Security Agreement from the Company to Sarasvati Investments Inc., dated as of August 1, 2014.		8-K		8/8/2014

10.18	Secured Note No.2 from the Company to Gravitas Financial Inc., dated as of July 15, 2014.		10-Q		11/18/2014

10.19	Secured Note Amendment, by and between the Company and Gravitas Financial Inc., dated November 10, 2014.		10-Q		11/18/2014

10.20	Secured Note No.3 from the Company to Gravitas Financial Inc., dated as of June 29, 2015.		10-Q		11/20/2015

10.21	Form of Unsecured Promissory Notes from the Company to the vendors of E Vapor Labs Inc.		10-Q		11/20/2015

10.22	Term Loan Agreement, by and between the Company and Sarasvati Investments Inc., dated as of January 18, 2016.		8-K		1/22/2016

10.23	Loan Termination Agreement, by and between the Company and Sarasvati Investments Inc., dated as of January 18, 2016.		8-K		1/22/2016

10.24	Loan Agreement, by and between the Company and Gravitas International Corporation, dated as of March 2, 2016.		8-K		3/8/2016

10.25	General Security Agreement, by and between the Company and Gravitas International Corporation, dated as of March 2, 2016.		8-K		3/8/2016

10.26	Term Loan Amendment, by and between the Company and Sarasvati Investments Inc., dated as of July 15, 2016.		8-K		7/22/2016

10.27	Bridge Loan Agreement, by and between Gravitas Financial Inc., dated as of January 12, 2017.		10-K		3/31/2017

10.28	Term Loan Amendment No.2, by and between the Company and Sarasvati Investments Inc., dated as of February 27, 2017.		10-K		3/31/2017

10.29	Option Plan, dated as of June 16, 2017.		10-Q		8/14/2017

21.1	List of Subsidiaries.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

99.1	Audit Committee Charter.		10-K	99.1	4/8/2014

99.2	Code of Ethics.		10-K	99.2	4/8/2014

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 3, 2018 by the undersigned, thereunto authorized.

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

Name	Title	Date
/s/ Graham Simmonds
Graham Simmonds	Chairman/ CEO	May 3, 2018

/s/ Gerald Goldberg
Gerald Goldberg	Director	May 3, 2018

/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	May 3, 2018

/s/ Daniel Yuranyi
Daniel Yuranyi	Director/CPO	May 3, 2018

/s/ Christopher Rich
Christopher Rich	Director	May 3, 2018

GILLA INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2017 and 2016	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016	F-4

Consolidated Statement of Changes in Stockholders’ Deficiency for the years ended December 31, 2017 and 2016	F-5 to F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F-8

Notes to Consolidated Financial Statements	F-9 to F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Gilla Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gilla Inc. and its subsidiaries (the Company) as at December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the years ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31,2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since February 12, 2016.

Toronto, Ontario

May 3, 2018

Gilla Inc.
Consolidated Balance Sheets
 (Amounts expressed in US Dollars)

	As at December 31, 2017	As at December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$62,292	$184,754
Trade receivables (net of allowance for doubtful accounts $161,340 (December 31, 2016 – $nil))	232,386	80,409
Inventory (note 6)	451,318	545,135
Other current assets (note 5)	175,645	251,381
Total current assets	921,641	1,061,679

Long term assets
Property and equipment (note 7)	285,817	93,068
Website development (note 8)	5,083	7,083
Intangibles (note 9)	691,809	160,300
Goodwill (note 10)	2,376,605	889,497
Total long term assets	3,359,314	1,149,948

Total assets	$4,280,955	$2,211,627
LIABILITIES
Current liabilities
Accounts payable	$2,187,712	$1,740,071
Accrued liabilities (note 11 and 14)	419,436	404,633
Accrued interest - related parties (note 20)	-	263,790
Customer deposits	97,400	56,834
Loans from shareholders (note 11)	257,303	429,708
Due to related parties (note 20)	252,841	1,478,883
Promissory notes (note 14)	498,522	17,750
Amounts owing on acquisition (note 4)	538,952	838,317
Convertible debentures (note 15)	277,149	-
Term loan (note 13)	1,051,334	1,031,300
Total current liabilities	5,580,649	6,261,286

Long term liabilities
Promissory notes (note 14)	346,002	-
Amounts owing on acquisitions (note 4)	1,364,274	-
Loans from shareholders (note 11)	794,635	471,641
Accrued interest - related parties (note 20)	468,825	-
Due to related parties (note 20)	2,281,773	1,085,906
Convertible debentures (note 15)	-	83,704
Total long term liabilities	5,255,509	1,641,251

Total liabilities	10,836,158	7,902,537

Going concern (note 2)
Related party transactions (note 20)
Commitments and contingencies (note 23)
Subsequent events (note 26)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 134,869,261 and 100,753,638 common shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively (note 16)	$26,976	$20,151
Additional paid-in capital	12,758,700	7,047,979
Common shares to be issued (note 19)	485,184	146,550
Accumulated deficit	(19,898,841)	(13,250,894)
Accumulated other comprehensive income	72,778	345,304
Total stockholders’ deficiency	(6,555,203)	(5,690,910)

Total liabilities and stockholders’ deficiency	$4,280,955	$2,211,627

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2017 and 2016
 (Amounts expressed in US Dollars)

	2017	2016
Sales revenue	$4,600,586	$4,550,793
Cost of goods sold	1,640,684	1,927,657
Gross profit	2,959,902	2,623,136

Operating expenses
Administrative	4,903,460	5,305,326
Consulting fees - related parties (note 19)	504,358	473,149
Depreciation (note 7)	73,114	56,055
Amortization (note 8 and 9)	105,337	94,000
Bad debt expense	299,680	256,280
Issuance of stock options	1,267,867	-
Impairment of fixed assets (note 7)	12,228	70,142
Loss on sale of fixed asset (note 7)	1,537	-
Impairment of inventory (note 6)	245,430	39,124
Impairment of intangible assets (note 9)	70,000	122,983
Impairment of goodwill (note 10)	109,444	208,376
Gain on related party settlement (note 19)	-	(9,263)
Loss on issuance of common shares (note 15)	-	28,426
Gain on settlement (note 4a and 16)	(366,664)	(274,051)
Total operating expenses	7,225,791	6,370,547

Loss from operations	(4,265,889)	(3,747,411)

Other income (expenses):
Foreign exchange gain (loss)	(260,751)	(35,477)
Amortization of debt discount	(1,231,445)	(94,546)
Interest expense, net	(997,897)	(622,772)

Total other expenses	(2,490,093)	(752,795)

Net loss before income taxes	(6,755,982)	(4,500,206)
Income taxes (note 20)	108,035	-
Net loss	$(6,647,947)	$(4,500,206)

Loss per share (basic and diluted)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding (basic and diluted)	123,383,811	100,238,844

Comprehensive loss:
Net loss	$(6,647,947)	$(4,500,206)

Foreign exchange translation adjustment	(272,526)	(14,246)

Comprehensive loss	$(6,920,473)	$(4,514,452)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2017 and 2016
 (Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2015	99,560,923	$19,913	$5,581,585	$20,000	$(8,750,688)	$359,550	$(2,769,640)

Common shares to be issued for conversion of convertible debentures (note 18)	-	-	-	23,000	-	-	23,000

Common shares issued for settlement of deferred fees owing to a related party (note 20)	480,000	96	76,704	-	-	-	76,800

Common shares issued for settlement of consulting fees	562,715	112	78,668	(20,000)	-	-	58,780

Common shares issued for employment income to a related party	150,000	30	20,970	-	-	-	21,000

Common shares to be issued for settlement of consulting fees (note 18)	-	-	-	68,550	-	-	68,550

Common shares to be issued for settlement of consulting fees (note 18)	-	-	-	55,000	-	-	55,000

Warrants issued as stock based compensation (note 17)	-	-	662,777	-	-	-	662,777

Warrants issued with convertible debentures (note 16)	-	-	378,608	-	-	-	378,608

Embedded conversion feature of convertible debentures (note 14)	-	-	248,667	-	-	-	248,667

Foreign currency translation gain	-	-	-	-	-	(14,246)	(14,246)

Net loss	-	-	-	-	(4,500,206)	-	(4,500,206)

Balance, December 31, 2016	100,753,638	$20,151	$7,047,979	$146,550	$(13,250,894)	$345,304	$(5,690,910)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2016	100,753,638	$20,151	$7,047,979	$146,550	$(13,250,894)	$345,304	$(5,690,910)

Private placement units issued for cash, net of issuance costs	19,083,818	3,817	1,814,855	-	-	-	1,818,672

Private placement units issued for settlement of amounts owing to related parties (note 20(c))	1,998,950	400	199,495	-	-	-	199,895

Private placement units issued for settlement of amounts owing to a shareholder (note 11(i))	226,920	45	22,647	-	-	-	22,692

Common shares issued for settlement of amounts owing to a shareholder	320,022	65	49,935	(50,000)	-	-	-

Common shares issued for settlement of consulting fees owing to unrelated parties	510,382	103	73,447	(73,550)	-	-	-

Common shares issued for settlement of amounts owing to a director of the Company (note 20(a))	300,000	60	32,940	-	-	-	33,000

Common shares issued for settlement of amounts owing as charitable contributions to an unrelated party (note 23(d))	300,000	60	35,940	-	-	-	36,000

Common shares issued as employment income to an unrelated party	50,000	10	5,990	-	-	-	6,000

Common shares issued for settlement of fees owing to former directors of the Company (note 20(a))	871,000	174	121,766	-	-	-	121,940

Common shares issued on conversion of convertible debentures to unrelated parties (note 15)	3,220,000	644	321,356	-	-	-	322,000

Common shares issued on conversion of convertible debentures to related parties (note 15)	2,910,000	582	290,418	-	-	-	291,000

Common shares issued on settlement of interest owing on convertible debentures to unrelated parties (note 15)	285,822	57	28,525	-	-	-	28,582

Common shares issued on settlement of interest owing on convertible debentures to related parties (note 15)	308,429	62	30,781	-	-	-	30,843

Private placement units issued for settlement of financing fees related to an amendment of the term loan (note 13)	500,000	100	48,385	-	-	-	48,485

Common shares issued as part of a private placement to unrelated parties (note 19)	730,280	146	72,882	-	-	-	73,028

Common shares issued as part of acquisition of subsidiary (note 4(c))	2,500,000	500	349,500	-	-	-	350,000

Common shares issued on conversion of convertible debentures to unrelated parties (note 15)	-	-	-	295,000	-	-	295,000

Common shares issued on conversion of convertible debentures to related parties (note 15)	-	-	-	130,000	-	-	130,000

Common shares to be issued on settlement of interest owing on convertible debentures to unrelated parties (note 15)	-	-	-	23,920	-	-	23,920

Common shares to be issued on settlement of interest owing on convertible debentures to related parties (note 15)	-	-	-	13,264	-	-	13,264

Issuance of stock options (note 18 and 21)	-	-	1,267,867	-	-	-	1,267,867

Warrants issued as stock based compensation (note 18)	-	-	507,215	-	-	-	507,215

Warrants issued with convertible debentures (note 17)	-	-	43,737	-	-	-	43,737

Warrants issued as part of acquisition of subsidiary (note 17)	-	-	252,631	-	-	-	252,631

Warrants issued with notes and loans	-	-	109,146	-	-	-	109,146

Embedded conversion feature of convertible debentures (note 15)	-	-	31,263	-	-	-	31,263

Foreign currency translation gain	-	-	-	-	-	(272,526)	(272,526)

Net loss	-	-	-	-	(6,647,947)	-	(6,647,947)

Balance, December 31, 2017	134,869,261	$26,976	$12,758,700	$485,184	$(19,898,841)	$72,778	$(6,555,203)

The accompanying notes are an integral part of these consolidated financial statements

Gilla Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016
 (Amounts Expressed in US Dollars)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,647,947)	$(4,500,206)
Items not requiring an outlay of cash
Depreciation	73,114	56,055
Amortization	105,337	94,000
Stock based compensation (note 17)	1,781,082	811,481
Interest on amounts owing on acquisition	-	9,583
Bad debt expense	299,680	256,280
Interest on promissory notes	-	39,772
Amortization of debt discount on debentures	1,231,445	94,546
Gain on related party settlement	-	9,263
Loss on issuance of common shares (note 15)	-	28,426
Gain on settlement (note 4d)	(366,664)	(274,052)
Accrued interest on related party deferrals	88,890	-
Interest on term loan	173,035	-
Impairment of inventory	245,430	39,124
Amortization of debt discount on notes and loans	282,706	-
Impairment of intangible assets	70,000	122,983
Impairment of goodwill	109,444	208,376
Loss on sale of fixed asset	1,537	-
Impairment of fixed assets	12,228	70,142
Income tax	(108,035)	-
Changes in operating assets and liabilities
Trade receivable	(426,078)	(311,174)
Other current assets	162,748	(147,283)
Inventory	12,113	(439,019)
Accounts payable	238,021	1,175,835
Accrued liabilities	64,802	153,116
Customer deposits	1,957	(313,413)
Due to related parties	497,174	759,689
Amounts owing on acquisition	-	(45,000)
Bank indebtedness	(5,389)	-
Interest owing on term loan	-	29,472
Accrued interest-related parties	205,035	132,035
Net cash used in operating activities	(1,898,335)	(1,939,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (addition) of capital assets	(63,145)	(78,841)
Acquisition of businesses	-	-
Website development	-	-
Net cash used in investing activities	(63,145)	(78,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to promissory notes	(56,484)	-
Proceeds from promissory notes	658,260	-
Payments of amounts owing on acquisitions	(60,000)	-
Repayments to credit facility	(283,413)	-
Proceeds from term loan	-	783,629
Repayments to term loan	-	(78,485)
Loans to subsidiary prior to acquisition	-	-
Shareholder loans received	150,380	470,467
Shareholder loans paid	-	-
Proceeds from related parties	252,299	659,038
Repayments to related parties	(509,311)	(260,510)
Repayments of convertible debentures	-	(75,000)
Proceeds from sale of convertible debentures	-	562,275
Proceeds from issuance of common shares	1,868,671	-
Net cash provided by financing activities	2,020,402	2,061,414
Effect of exchange rate changes on cash	(181,384)	60,454

Net increase in cash	(122,462)	103,058

Cash at beginning of year	184,754	81,696

Cash at end of year	$62,292	$184,754

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$229,559	$116,507
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common shares issued in settlement of related party and shareholder loans	$222,587	$-
Common shares issued in settlement of related party deferred fees	$154,940	$76,800
Common shares issued for settlement of interest payable	$59,028	$-
Common shares issued/to be issued for settlement of consulting and marketing fees payable	$-	$55,000
Debentures issued for settlement of related party and shareholder loans	$75,000	$35,000
Debentures issued for settlement of amounts owing to an employee	$-	$10,000
Debentures issued for payment of consulting fees payable to related parties	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements

  Gilla Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
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

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, at December 31, 2017, the Company has an accumulated deficit of $19,898,841 (December 31, 2016 – $13,250,894) and a working capital deficiency of $4,659,008 (December 31, 2016 – $5,199,697 as well as negative cash flows from operating activities of $1,898,335 (December 31, 2016 – $1,939,969) for the year ended December 31, 2017. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

These consolidated financial statements do not include any adjustments to the recorded assets or liabilities, that might be material, should the Company have to curtail operations or be unable to continue in existence.

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

(d)
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period, computed under the provisions of ASC No. 260-10, Earnings per Share (“ASC 260-10”). Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each period. There were no common stock equivalent shares outstanding at December 31, 2017 and 2016 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

(e)
Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(f)
Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued interest, due to related parties, accrued liabilities, customer deposits, promissory notes, convertible debentures, loans from shareholders, amounts owing on acquisitions and term loans. The fair values of these financial instruments approximate their carrying value, due to their short term nature. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

(g)
Advertising Costs

In accordance with ASC No. 720, Other Expenses (“ASC 720”), Company expenses all advertising costs as incurred. During the year ended December 31, 2017, the Company expensed $261,974 (December 31, 2016 – $315,174) as corporate promotions which have been recorded as an administrative expense.

(h)
Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price to the customer is fixed and determinable; and collectability is reasonably assured. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded.

(i)
Property and Equipment

Property and Equipment is measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Gains and losses on disposal of an item of property and equipment is determined by comparing the proceeds from disposal with the carrying amount of the property and equipment which is recognized in the statement of operations.

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

The Company reviews sales and returns from the preceding 12 months as well as future demand forecasts and writes off any excess or obsolete inventory. The Company also assesses inventory for obsolescence by testing inventory to ensure they have been properly stored and maintained so that they will perform according to specifications. In addition, the Company assesses the market for competing products to determine if existing inventory will be competitive in the marketplace.

If there were to be a sudden and significant decrease in future demand for the Company’s products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology or customer demands, the Company could be required to write down inventory, and accordingly, gross margin could be adversely affected.

(k)
Shipping and Handling Costs

The Company does not record any shipping income. When the Company charges its customers a cost associated with shipping and handling, it records that cost in administrative expenses as an offset to the Company’s shipping expense. During the year ended December 31, 2017, the Company expensed $462,716 (December 31, 2016 – $341,749) as shipping expense which have been recorded as an administrative expense.

(l)
Income Taxes

The Company follows ASC No. 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

(n)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. The Company accounts for goodwill and intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning of assets and liabilities to reporting units, assigning of goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

(p)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material. The key sources of estimation uncertainty at the balance sheet date, which have a significant risk of causing a material adjustment to the carrying amounts of assets within the next financial year, include reserves and write downs of receivables and inventory, useful lives and impairment of property and equipment, impairment of goodwill, accruals, valuing stock based compensation, valuing equity securities, valuing options or convertible debentures and deferred taxes and related valuation allowances. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company’s industry and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on the conditions and records adjustments when necessary.

(q)
Website Development Costs

Under the provisions of ASC No. 350, Intangibles – Goodwill and Other (“ASC 350”), the Company capitalizes costs incurred in the website application and infrastructure development stage. Capitalized costs are amortized over the estimated useful life of websites which the Company considers to be five years. Ongoing website post-implementation cost of operations, including training and application, will be expensed as incurred.

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

(s)
Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC No. 815-40, Derivatives and Hedging (“ASC 815-40”). The Black-Scholes option pricing valuation method is used to determine the fair value of warrants consistent with ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Use of this method requires that the Company make assumptions regarding stock value, dividend yields, expected term of the warrants and risk free interest rates.

(t)
Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged.

(u)
Intangible Assets

On acquisition, intangible assets, other than goodwill, are initially recorded at their fair value. Following initial recognition, intangible assets with a finite life are amortized on a straight line basis over their useful lives. Useful lives are assessed at year end.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. The Company has evaluated the guidance and has determined that it will have no impact on its consolidated financial statements.’

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company has evaluated the guidance and has determined that it will have no impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company has evaluated the guidance and has determined that it will have no impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. The Company has evaluated the guidance and has determined that it will have no impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company has evaluated the guidance and has determined that it will have no impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has evaluated the guidance and has determined that it will have no impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update also means the instrument would not have to be accounted for as a derivative and be subject to an updated fair value measurement at each reporting period. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

4. AMOUNTS OWING ON ACQUISITIONS

The Company has outstanding current amounts owing on acquisitions as follows:

	December 31, 2017	December 31, 2016
Unsecured Promissory Notes(a)	$-	$783,317
Promissory Note Settlement(a)	120,000	-
Due to TMA Vendors(b)	55,000	55,000
Earn-Out on VBI acquisition(c)	209,487	-
VTB on VBI acquisition (c)	154,465	-
	$538,952	$838,317

The Company has outstanding long term amounts owing on acquisitions as follows:

	December 31, 2017	December 31, 2016
Promissory Note Settlement(a)	$270,967	$-
Earn-Out on VBI acquisition(c)	871,825	-
VTB on VBI acquisition(c)	221,482	-
	$1,364,274	$-

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

At December 31, 2015, the Company adjusted the Promissory Notes A for $116,683 which was the known difference in the working capital balance at closing of the acquisition from the amount specified in the SPA. Furthermore, a 12% discount rate was used to calculate the present value of the Unsecured Promissory Notes based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the respective Unsecured Promissory Notes, interest was accrued at 12% per annum to accrete the Unsecured Promissory Notes to their respective principal amounts. During the year ended December 31, 2017, the Company recorded $nil in interest expense related to the accretion of the Unsecured Promissory Notes (December 31, 2016 - $39,772).

	Promissory Notes A	Promissory Notes B	Promissory Notes C	Total
Present value at December 31, 2015	$203,573	$291,620	$267,857	$763,050
Measurement period adjustment	(19,505)	-	-	(19,505)
Interest expense related to accretion	(751)	8,380	32,143	39,772
Present value at December 31, 2016	$183,317	$300,000	$300,000	$783,317

On August 30, 2017, the Company entered into a settlement agreement (the “Promissory Note Settlement”) with the holders of the Unsecured Promissory Notes to settle all claims between them. As a result of the Promissory Note Settlement, the Company agreed to settle the Unsecured Promissory Notes with a total payment of $600,000 payable as two (2) payments of $20,000 due September 21, 2017 and October 21, 2017 and $10,000 per month for the following fifty-six (56) months beginning November 21, 2017. The Company may prepay the balance of the Promissory Note Settlement at any time and would receive a 10% discount on the outstanding balance upon doing so. A 15% discount rate has been used to calculate the present value of the Promissory Note Settlement based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. The present value of the Promissory Note Settlement was calculated to be $431,033, and as a result, the Company has recorded a gain on settlement in the amount of $352,284. Over the term of the Promissory Note Settlement, interest will be accrued at 15% per annum to accrete the Promissory Note Settlement to its respective principal amount. During the year ended December 31, 2017, the Company recorded $19,934 in interest expense related to the accretion of the Promissory Note Settlement (December 31, 2016 - $nil).

Total
Present value of Promissory Note Settlement at the settlement date	$431,033
Payments made	(60,000)
Interest expense related to accretion	19,934
Less: Current amount owing	(120,000)
Present value at December 31, 2017	$270,967

(b)
On December 2, 2015, the Company acquired all of the assets of The Mad Alchemist, LLC (“TMA”), an E-liquid manufacturer, including the assets, rights and title to own and operate The Mad Alchemist™ and Replicant E-liquid brands (the “TMA Brands”).

In consideration for the acquisition, the Company issued 819,672 Common Shares valued at $0.122 per share for a total value of $100,000; agreed to pay a total of $400,000 in deferred payments (the “Amounts Owing on Acquisition”), payable in ten (10) equal payments of $20,000 in cash and $20,000 in Common Shares every three (3) months following the closing date; and agreed to a quarterly earn-out based on the gross profit stream derived from product sales of the TMA Brands. The earn-out commenced on the closing date and payed up to a maximum of 25% of the gross profit stream. Furthermore, a 12% discount rate had been used to calculate the present value of the Amounts Owing on Acquisition. Over the term of the respective deferred payments, interest was accrued at 12% per annum to accrete the payments to their respective principal amounts. No earn-out had ever been achieved and the Company has since retired the TMA Brands. During the year ended December 31, 2017, the Company recorded $nil in interest expense related to the accretion of the Amounts Owing on Acquisition (December 31, 2016 – $9,582).

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. Of the $100,000 payable in cash under the TMA Settlement Agreement, $45,000 was paid upon execution of the settlement, $27,500 was payable thirty (30) days following execution of the settlement and the remaining $27,500 was payable at the later of: (i) sixty (60) days following execution of the settlement or (ii) the completion of the historical audit of TMA. As a result of the TMA Settlement Agreement, the Company has recorded a gain on settlement in the amount of $274,051. As at December 31, 2017, $55,000 (December 31, 2016 – $55,000) remains payable to the TMA Vendors. In addition, the Company and the TMA Vendors mutually terminated all employment agreements between the Company and the TMA Vendors, entered into on the closing date of the acquisition by the Company, and all amounts were fully settled pursuant to the TMA Settlement Agreement. Due to the change in circumstances, during the year ended December 31, 2016, the Company tested goodwill and intangibles for impairment and as a result, the Company has fully impaired goodwill and intangible assets related to the acquired assets of TMA in the amount of $208,376 and $122,983, respectively, which formerly represented the value of brands, customer relationships, workforce and business acumen acquired.

(c)
On July 31, 2017, the Company’s wholly owned subsidiary, Gilla Enterprises, acquired all of the issued and outstanding shares of VBI, a Canada-based E-liquid manufacturer and distributor.

The following summarizes the preliminary fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Assets acquired:	Preliminary Allocation
Cash	$1,377
Receivables	5,576
Other current assets	74,598
Inventory	83,820
Fixed assets	214,765
Intangible assets	704,846
Goodwill	1,596,553
Total assets acquired	$2,681,535

Liabilities assumed:
Bank indebtedness	$5,597
Accounts payable	218,028
Customer deposits	33,008
Loans payable	112,218
Capital lease	125,893
Due to related parties	15,707
Deferred tax liability	186,793
Total liabilities assumed	$697,244

Consideration:
Issuance of Common Shares	$350,000
Issuance of warrants	252,631
Vendor Take Back	356,443
Earn out	1,025,217
Total consideration	$1,984,291

In consideration for the acquisition, the Company paid to the vendors of VBI the following consideration: (i) 2,500,000 Common Shares of the Company valued at $0.14 per share for a total value of $350,000; (ii) warrants for the purchase of 2,000,000 Common Shares of the Company exercisable over twenty-four (24) months at an exercise price of $0.20 per share from the closing date, such warrants vesting in five (5) equal tranches every four (4) months following the closing date; (iii) a total of CAD $550,000 in non-interest bearing, unsecured vendor-take-back loans (the “VTB”) due over twenty-four (24) months, with principal repayments beginning five (5) months from the closing date until maturity of up to CAD $25,000 per month; and (iv) an earn-out (the “Earn-Out”) capped at: (a) the total cumulative amount of CAD $2,000,000; or (b) five (5) years from the closing date. The Earn-Out shall be calculated as: 15% of the gross profit generated in Canada by VBI’s co-pack and distribution business; 10% of the revenue generated in Canada by Gilla’s existing E-liquid brands; and 15% of the revenue generated globally on VBI’s existing E-liquid brands. Furthermore, the Earn-Out shall be calculated and paid to the vendors of VBI quarterly in arrears and only as 50% of the aforementioned amounts on incremental revenue between CAD $300,000 and CAD $600,000 per quarter and 100% of the aforementioned amounts on incremental revenue above CAD $600,000 per quarter with the Earn-Out payable to the vendors in the fifth year repeated and paid to the vendors in four (4) quarterly payments after the end of the Earn-Out period, subject to the cumulative limit of the Earn-Out. No Earn-Out shall be payable to the vendors of VBI if total revenue for the Earn-Out calculation period is less than CAD $300,000 per quarter. A 15% discount rate has been used to calculate the present value of the Earn-Out on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the respective Earn-Out, interest will be accrued at 15% per annum to accrete the Earn-Out to maximum payable amount.

Total
Present value of Earn-Out at the acquisition date	$1,025,217
Interest expense related to accretion	59,110
Exchange rate differences	(3,015)
Less: Current amount owing	(209,487)
Present value at December 31, 2017	$871,825

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the VTB, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	26,681
Exchange rate differences	(7,177)
Less: Current amount owing	(154,465)
Long term portion at December 31, 2017	$221,482

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

	December 31, 2017	December 31, 2016
Pro forma revenue	$5,564,473	$5,984,345
Pro forma loss from operations	$4,539,534	$3,816,691
Pro forma net loss	$7,034,982	$4,522,221

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2017	December 31, 2016
Vendor deposits	$22,760	$13,256
Prepaid expenses	17,240	90,021
Trade currency	23,550	45,000
Other receivables	112,095	103,104
	$175,645	$251,381

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services accounts.

6. INVENTORY

Inventory consists of the following:

	December 31, 2017	December 31, 2016
Vaping hardware and accessories	$-	$105,496
E-liquid bottles - finished goods	104,092	181,392
E-liquid components	113,620	158,050
Bottles and packaging	233,606	100,197
	$451,318	$545,135

During the year ended December 31, 2017, the Company wrote off $245,430 in obsolete inventory consisting of $148,134 in obsolete inventory held in the Company’s warehouse in Europe and $97,296 of inventory held on consignment. During the year ended December 31, 2016, the Company wrote off $39,124 in obsolete inventory consisting of $14,671 in obsolete inventory held in the Company’s warehouse in Europe and $24,453 in obsolete inventory held in the United States. No provision has been recorded against inventory.

During the years ended December 31, 2017 and 2016, the Company expensed $1,640,684 and $1,927,657, respectively, of inventory as cost of goods sold. At December 31, 2017, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$79,061	$37,305	$41,756	$45,917
Leasehold improvements	75,064	13,160	61,904	-
Computer hardware	39,298	20,392	18,906	15,985
Manufacturing equipment	213,992	50,741	163,251	31,166
	$407,415	$121,598	$285,817	$93,068

During the year ended December 31, 2017, the Company closed its office in Hungary, and as a result, wrote off the value of the fixed assets located on the premises in the amount of $12,228. During the year ended December 31, 2017, the Company sold manufacturing equipment to a related party which resulted in loss on sale of fixed asset in the amount of $1,537. During the year ended December 31, 2016, the Company wrote off $70,142 of manufacturing equipment that was not in working order and that the Company was unable to sell.

During the years ended December 31, 2017 and 2016, the Company expensed $73,114 and $56,055, respectively, in depreciation. At December 31, 2017, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$4,917	$5,083	7,083

Amortization expense on website development for the years ended December 31, 2017 and 2016 amounted to $2,000 for each year. The estimated amortization expense for the years ended December 31, 2018 and 2019 approximates $2,000 per year. For the year ended December 31, 2020, estimated amortization expense approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Net
Brands	$394,413	$51,701	$342,712	$37,000
Customer relationships	393,433	44,336	349,097	123,300
	$787,846	$96,037	$691,809	$160,300

During the year ended December 31, 2017, the Company determined that the customer relationships acquired through the acquisition of E Vapor Labs were impaired due to changes in the marketplace that caused the Company to move in a direction different from the acquired E Vapor Labs business that serviced those customers. As a result, the Company recorded an impairment of intangible assets in the amount of $70,000.

During the year ended December 31, 2016, the Company determined that the intangible assets acquired through the acquisition of the assets of TMA were impaired, and as a result, the Company recorded an impairment of intangible assets in the amount of $122,983.

Amortization expense on intangible assets for the years ended December 31, 2017 and 2016 amounted to $103,337 and $92,000, respectively. The estimated amortization expense for the years ended December 31, 2018 and 2019 approximates $157,564 per year. For the years ended December 31, 2020, December 31, 2021 and December 31, 2022 estimated amortization expense approximates $153,464, $140,964 and $82,253, respectively.

10. GOODWILL

	December 31, 2017	December 31, 2016
Opening balance	$889,497	$1,252,084
Measurement period adjustment	-	(154,211)
Acquisition of VBI (Note 4)	1,596,553	-
Impairment	(109,444)	(208,376)
End of period	$2,376,606	$889,497

During the year ended December 31, 2017, the Company tested goodwill for impairment, and as a result, the Company fully impaired goodwill related to the acquisition of the assets of Vapor Liq in the amount of $109,444 which formerly represented the value of business acumen and access to key E-liquid brands acquired. The goodwill has been impaired as it is difficult to allocate value to VaporLiq business acumen and new purchases of brands are not due to business acumen acquired from the acquisition.

During the year ended December 31, 2016, the Company tested goodwill for impairment, and as a result, the Company fully impaired goodwill related to the acquisition of the assets of TMA in the amount of $208,376 which formerly represented the value of workforce and business acumen acquired.

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	December 31, 2017	December 31, 2016
Non-interest bearing, unsecured, no specific terms of repayment(i)	$-	$5,000
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(ii)	13,116	23,223
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	244,187	401,485
	$257,303	$429,708

The Company has outstanding long term loans from shareholders as follows:

	December 31, 2017	December 31, 2016
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	$351,679	$350,962
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iv)	90,828	95,728
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	144,611	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vii)	207,517	-
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matures on March 2, 2018(v)	-	24,951
	$794,635	$471,641

(i)
During the year ended December 31, 2017, amounts owing to a shareholder increased from $5,000 to $22,692 which was then fully settled through the issuance of 226,920 private placement units at a price of $0.10 per unit. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share.

(ii)
During the year ended December 31, 2017, the Company accrued interest of $5,621 on this shareholder loan (December 31, 2016 – $5,992). Total accrued interest owing on such shareholder loan at December 31, 2017 was $19,341 (December 31, 2016 – $12,784) which is included in accrued liabilities. During the year ended December 31, 2017, $10,000 of amounts owing on such shareholder loan was settled with the issuance of face value $10,000 of Convertible Debentures Series C-3 (note 15) and $3,512 was settled with cash.

(iii)
On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 17(l and hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Secured Note was $351,679 (December 31, 2016 – $350,962) including a debt discount of $46,871. During the years ended December 31, 2017 and 2016, the Company expensed $15,531 and $15,178, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the year ended December 31, 2017, the Company accrued interest of $51,805 on the Secured Note (December 31, 2016 – $44,888). Total accrued interest owing on the Secured Note at December 31, 2017 was $151,948 (December 31, 2016 – $93,221) which is included in accrued liabilities.

(iv)
On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 17(l and hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Secured Note No.2 was $90,828 including a debt discount of $9,172 (December 31, 2016 – $95,728). During the years ended December 31, 2017 and 2016, the Company expensed $3,292 and $3,052, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the year ended December 31, 2017, the Company accrued interest of $13,105 on the Secured Note No.2 (December 31, 2016 – $11,863). Total accrued interest owing on the Secured Note No.2 at December 31, 2017 was $38,257 (December 31, 2016 – $25,152) which is included in accrued liabilities.

(v)
On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000, with the first tranche (“Loan Tranche A”) received on March 3, 2016 and the second tranche (“Loan Tranche B”) received on April 14, 2016. At December 31, 2016, CAD $52,000 of the Loan Tranche B was being held in trust by the shareholder to be released on the incurrence of specific expenses. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and shall mature on March 2, 2018, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Company shall also repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company may elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 17(g)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Shareholder Loan was $244,187 (December 31, 2016 – $401,485) including a debt discount of $10,885. During the years ended December 31, 2017 and 2016, the Company expensed $61,695 and $55,920, respectively, in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (see (vii) below).

During the year ended December 31, 2017, the Company accrued interest of $31,510 on the Shareholder Loan (December 31, 2016 – $22,832). Total accrued interest owing on the Shareholder Loan at December 31, 2017 was $53,941 (December 31, 2016 – $23,433) which is included in accrued liabilities. At December 31, 2017, the Company owes the shareholder $255,072 in principal payments (December 31, 2016 - $174,656).

(vi)
On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and matured on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 17(n)). During the year ended December 31, 2017, the Company and the shareholder extended the maturity date of Bridge Loan to April 30, 2019 and, commencing on November 15, 2017, the Company began accruing interest at a rate of 10% per annum. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 17(hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Bridge Loan was $144,611 including a debt discount of $14,808 (December 31, 2016 – $nil). During the years ended December 31, 2017 and 2016, the Company expensed $1,576 and $nil, respectively, in interest expense related to the amortization of the debt discount. The amendment to the Bridge Loan was accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the year ended December 31, 2017, the Company accrued interest of $1,998 on the Bridge Loan (December 31, 2016 – $nil). Total accrued interest owing on the Bridge Loan at December 31, 2017 was $1,998 (December 31, 2016 – $nil) which is included in accrued liabilities.

(vii)
On November 15, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (the “Shareholder Loan No.2”). Upon assumption of the Shareholder Loan No.2, CAD $52,000 (USD $41,449) was offset by the amount held in trust by the shareholder under the Shareholder Loan (see (v) above) and CAD $11,000 (USD $8,769) was forgiven by the shareholder. During the year ended December 31, 2017 and as a result of the loan forgiveness, the Company recorded a gain on loan settlement in the amount of $8,221 and the principal amount due under the Shareholder Loan No.2 was CAD $287,000. The Company agreed to repay the unpaid principal amount of the Shareholder Loan No.2 on or before April 30, 2019, bearing interest at a rate of 10% per annum, such interest to accrue monthly and due at maturity. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 17(hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Shareholder Loan No.2 was $207,517 including a debt discount of $21,251 (December 31, 2016 – $nil). During the years ended December 31, 2017 and 2016, the Company expensed $2,262 and $nil, respectively, in interest expense related to the amortization of the debt discount.

During the year ended December 31, 2017, the Company accrued interest of $2,868 on the Shareholder Loan No.2 (December 31, 2016 – $nil). Total accrued interest owing on the Shareholder Loan No.2 at December 31, 2017 was $2,868 (December 31, 2016 – $nil) which is included in accrued liabilities.

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

On January 18, 2016, and in connection to the Term Loan (note 13), the Company and the Lenders entered into a loan termination agreement whereby the Company and the Lenders terminated and retired the Credit Facility. As a result, CAD $294,000 in amounts advanced from the Credit Facility and CAD $3,093 in accrued interest owing on the Credit Facility were rolled into the Term Loan.

During the year ended December 31, 2017, the Company paid $nil of interest and standby fees as a result of the Credit Facility (December 31, 2016 – $2,189).

13. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with the Lenders, whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured under the intercreditor and subordination agreement as well as the security agreement issued in connection to the Credit Facility. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 17(d)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 17(d)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

The Company’s Chief Executive Officer and Chief Financial Officer are both participants of the consortium of Lenders of the Term Loan, each having committed to provide ten percent of the principal amount of the Term Loan. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan and both parties have appropriately abstained from voting on the Board of Directors to approve the Term Loan, where applicable.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 17(k)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares (note 17(d)) issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares (note 17(d)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

During the year ended December 31, 2016, the Company was advanced CAD $1,600,000 from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from the Credit Facility (note 12) as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

On February 27, 2017, the Company and the Lenders of the Term Loan entered into a term loan amendment (the “Term Loan Amendment No.2”) to amend certain terms and conditions of the Term Loan. Pursuant to the Term Loan Amendment No.2, the parties agreed to modify the Cash Sweep to be calculated as the total of CAD $0.01667 per ml of E-liquid sold by the Company within a monthly period, such modification to be retroactively applied as of January 1, 2017. The Lenders also agreed to cancel the Early Repayment Penalty and waive any interest payment penalties due under the Term Loan. On February 27, 2017 and in connection to the Term Loan Amendment No.2, the Company agreed to issue 500,000 private placement units at a price of $0.10 per unit as a settlement of financing fees with a relative fair value of $48,485. Each unit consisted of one Common Share and a half Common Share purchase warrant exercisable over twelve months at an exercise price of $0.20 per share. On April 4, 2017, the Company issued the 500,000 units. The Company’s Chief Executive Officer and its Chief Financial Officer received a total of 93,622 units which included 93,622 Common Shares and warrants for the purchase of 46,811 Common Shares. The Term Loan Amendment No.2 was accounted for as a modification of debt and no gain or loss was recognized on the amendment.

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At December 31, 2017, the value of the Term Loan was $1,051,334 including a debt discount of $48,485 (December 31, 2016 – $1,031,300). During the years ended December 31, 2017 and 2016, the Company expensed $92,754 and $62,210, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the year ended December 31, 2017, the Company expensed $173,035 in interest on the Term Loan (December 31, 2016 – $140,540). Pursuant to the Cash Sweep, during the year ended December 31, 2017, the Company paid a total of $281,413 to the Lenders consisting of $195,347 in interest and $88,066 in principal repayments. During the year ended December 31, 2016, the Company paid a total of $187,898 to the Lenders consisting of $111,083 in interest and $76,815 in principal payments. At December 31, 2017, the Company owes the Lenders a payment of $18,840, consisting fully of interest which was paid to the Lenders on January 24, 2018 as per the terms of the Cash Sweep (December 31, 2016 - $81,060, consisting of $29,471 in interest and $51,589 in principal repayments).
The amount owing on the Term Loan is as follows:

	December 31, 2017	December 31, 2016
Opening balance/amount advanced	$1,144,337	$1,219,840
Debt discount (net)	(68,768)	(113,037)
Exchange loss (gain) during the period/year	86,143	(28,159)
Principal payments made	(88,066)	(76,815)
Interest accrued	173,035	140,540
Interest payments made	(195,347)	(111,069)
Ending balance	$1,051,334	$1,031,300

14. PROMISSORY NOTES

The Company has outstanding current promissory notes as follows:

	December 31, 2017	December 31, 2016

Unsecured, bears interest at 15% per annum, matures February 18, 2019(i)	$230,109	$-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	30,000	-
Unsecured, bears interest at 10% per annum, matures September 28, 2017(v)	-	17,750
Secured, bears interest at RBP + 2% per annum, due on demand(vi)	39,855	-
Secured, bears interest at RBP + 3% per annum, due on demand(vii)	64,774	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(viii)	23,441	-
Unsecured, interest free, matures October 29, 2017(ix)	7,971	-
Secured, bears interest at 24%, matures March 6, 2018 (x)	102,372	-
	$498,522	$17,750

The Company has outstanding long term promissory notes as follows:

	December 31, 2017	December 31, 2016
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	$234,034	$-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	17,500	-
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(viii)	94,468	-
	$346,002	$-

(i)
On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD $300,000. The promissory note matures on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares of the Company exercisable at $0.20 per share until April 11, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the years ended December 31, 2017 and 2016, the Company expensed $2,212 and $nil, respectively, in interest expense related to the amortization of the debt discount (note 17(gg)). During the year ended December 31, 2017, the Company accrued $7,689 in interest on the promissory note which has been recorded in accrued liabilities (December 31, 2016 – $nil). At December 31, 2017, the value of the promissory note was $230,109 inclusive of a debt discount of $9,021 (December 31, 2016 – $nil). As of the filing of these financial statements’ this note is currently in default.

(ii)
On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the years ended December 31, 2017 and 2016, the Company expensed $3,765 and $nil, respectively, in interest expense related to the amortization of the debt discount (note 17(ee)). During the year ended December 31, 2017, the Company accrued $13,264 in interest on the promissory note which has been recorded in accrued liabilities (December 31, 2016 – $nil). At December 31, 2017, the value of the promissory note was $234,034 inclusive of a debt discount of $5,096 (December 31, 2016 – $nil).

(iii)
On June 30, 2017, the Company issued an unsecured promissory note in the principal amount of $60,000. The principal together with interest at a rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the year ended December 31, 2017, the Company paid $4,500 in interest on the promissory note (December 31, 2016 – $nil). At December 31, 2017, $30,000 in principal on the promissory note has been classified as a current liability and $17,500 has been classified as a long term liability on the Company’s consolidated balance sheet.

(iv)
On April 20, 2017, the Company issued an unsecured promissory note in the principal amount of $20,000. The principal together with interest at a rate of 10% over the term of the promissory note is payable in monthly instalments of $2,750 with the first payment due on May 15, 2017 and the final payment due on December 15, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the year ended December 31, 2017, the Company paid $2,000 in interest on the promissory note (December 31, 2016 – $nil). The unsecured promissory note was fully settled and repaid at December 31, 2017.

(v)
On September 28, 2016, the Company issued an unsecured promissory note in the principal amount of $21,000. The principal together with interest at a rate of 10% per annum is payable in monthly instalments of $2,000 with the first payment due on October 28, 2016 and the final payment due on September 28, 2017. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the year ended December 31, 2017, the Company paid $1,350 in interest on the promissory note (December 31, 2016 – $750). The unsecured promissory note was fully settled and repaid at December 31, 2017.

(vi)
On July 18, 2016, VBI entered into a revolving credit facility with The Royal Bank of Canada (“RBC”) for CAD $50,000. The facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears. During the year ended December 31, 2017, the Company paid $835 in interest on the facility (December 31, 2016 – $nil). At December 31, 2017, $39,855 in principal remains owing on the facility.

(vii)
On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000. The facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%.%, maturing on July 18, 2021. Interest is payable monthly in arrears and the Company is required to make monthly principal payments of CAD $1,416. During the year ended December 31, 2017, the Company paid $1,712 in interest and made principal repayments of $8,835 on the facility (December 31, 2016 – $nil and $nil, respectively). At December 31, 2017, $64,774 in principal remains owing on the facility.

(viii)
On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132. Under the lease agreement, the Company is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451., the lease matures on October 13, 2023. During the year ended December 31, 2017, the Company paid $2,041 in interest and made principal repayments of $7,725 on the facility (December 31, 2016 – $nil and $nil, respectively). At December 31, 2017, a total of $117,909 in principal remains payable under the lease with $23,441 being allocated to current liabilities and $94,468 being allocated to long term liabilities on the consolidated balance sheet.

(ix)
On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000. Pursuant to the share purchase agreement, the Company agreed to repay the loan to the vendor with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan is unsecured and interest free. During the year ended December 31, 2017, the Company repaid CAD $10,000 (USD $7,971) in principal on the loan (December 31, 2016 – $nil). At December 31, 2017, the loan was in default and CAD $10,000 (USD $7,971) in principal remained outstanding which subsequently repaid in January 2018.

(x)
On December 7, 2017, the Company entered into a revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of CAD $200,000. The Revolving Facility is secured by certain inventory and receivables of the Company, due March 6, 2018 with an option to extend and bears interest at a rate of 24% per annum payable monthly in arrears. The Revolving Facility is also subject to a standby fee with respect to the unused portion of the facility, calculated on a daily basis as being the difference between the CAD $200,000 revolving limit and the then outstanding advances, multiplied by 3% and divided by 365 and payable in arrears on the last day of each month. During the year ended December 31, 2017, the Company received $100,000 in advances under the Revolving Facility. During the year ended December 31, 2017, the Company accrued $1,616 in interest and $113 in standby fees on the Revolving Facility (December 31, 2016 – $nil and $nil, respectively). At December 31, 2017, $102,372 in principal remains owing on the Revolving Facility.

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

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 17(i)). The Convertible Debentures Series C mature on January 31, 2018 and bear interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties (note 20(c)) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.–

On December 31, 2016, the Company issued an additional 275 units of Convertible Debentures Series C (“Convertible Debentures Series C-2”) for proceeds of $275,000 which were fully issued in exchange for cash.

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

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	December 31, 2017	December 31, 2016
Convertible Debentures Series A	$-	$17,341
Convertible Debentures Series B	210,130	52,781
Conversion of Convertible Debentures Series B	342,399	-
Convertible Debentures Series C-1	148,099	21,674
Conversion of Convertible Debentures Series C-1	183,567	-
Convertible Debentures Series C-2	190,219	2,750
Conversion of Convertible Debentures Series C-2	82,031	-
Convertible Debentures Series C-3	52,628	-
Conversion of Convertible Debentures Series C-3	22,372	-
	$1,231,445	$94,546

Convertible Debentures as of December 31, 2017 and December 31, 2016, are as follows:

Balance, December 31, 2015	$87,158
Face value Convertible Debentures Series C-1	375,000
Face value Convertible Debentures Series C-2	275,000
Relative fair value of detachable warrants	(378,608)
BCF	(248,667)
Transaction costs	(22,725)
Amortization of debt discount	94,546
Conversion	(23,000)
Cash settlements	(75,000)
Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Conversion of Convertible Debentures Series B	(423,000)
Conversion of Convertible Debenture Series C-1	(265,000)
Conversion of Convertible Debenture Series C-2	(275,000)
Conversion of Convertible Debenture Series C-3	(75,000)
Amortization of debt discount	1,231,445
Balance, December 31, 2017	$277,149

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at December 31, 2017, the Company received the following forms of elections from holders of the Convertible Debentures:

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

As at December 31, 2017, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares valued at $23,000 remain unissued., see note 19.

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

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company sent notices of its election to convert $190,000 in face value and $14,367 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 2,043,670 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $168,798. The above amount included the conversion of $5,000 in face value and $378 in accrued interest held by related parties of the Company (note 20(c)).

On December 29, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company converted $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 4,621,836 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $119,172. The above amount included the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company (note 20(c)).

As at December 31, 2017, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the year ended December 31, 2017, the Company recorded interest expense in the amount of $72,870 on the Convertible Debentures (December 31, 2016 – $74,162). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

16. COMMON STOCK

During the year ended December 31, 2017, the Company:

●
Issued 19,083,818 Common Shares on a private placement basis, at a price of $0.10 per private placement unit, consisting of one common share and one half warrant (a “Unit”), for cash proceeds, net of issuance costs, of $1,818,672;

●
Issued 1,998,950 Common Shares on a private placement basis, at a price of $0.10 Unit, for settlement of $199,895 in amounts owing to related parties (note 20(c));

●
Issued 226,920 Common Shares on a private placement basis, at a price of $0.10 Unit, for settlement of $22,692 in amounts owing to a shareholder (note 11(i));

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

●
Issued 500,000 Common Shares on a private placement basis, at a price of $0.10 Unit, as settlement of the relative fair value of $48,485 in financing fees in connection to the Term Loan Amendment No.2 (note 13). Of the 500,000 Common Shares issued, 93,622 Common Shares were issued to related parties (note 20(c));

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

●
Issued 2,500,000 Common Shares, at a price of $0.14, for the acquisition of a subsidiary; and

●
Issued 730,280 Common Shares on a private placement basis, at a price of $0.10 per Unit, for cash proceeds of $50,000 and settlement of amounts owing to an unrelated party in the amount of $23,028.

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

●
Issued 150,000 Common Shares, at a price of $0.14 per share, as $21,000 in related party employment income (note 20(c)).

17. WARRANTS

The following schedule summarizes the outstanding warrants for the purchase of Common Shares of the Company:

	December 31, 2017			December 31, 2016
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of period	17,560,000	$0.23	1.21	8,177,373	$0.25	1.39
Issued	18,927,782	0.21	1.61	11,935,000	0.21	2.05
Cancelled	(1,750,000)	0.25	-	(1,125,000)	0.25	1.13
Expired	(6,500,000)	0.27	-	(1,427,373)	0.19	-
End of period	28,237,782	$0.23	0.84	17,560,000	$0.23	1.21

The Company has issued warrants for the purchase of Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
May 29, 2015	(a)	250,000	2.00	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(a)	250,000	2.00	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(a)	250,000	2.00	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(a)	250,000	2.00	0.70	0.85%	Nil	298%	34,755
December 30, 2015	(b)	250,000	1.50	0.20	0.88%	Nil	190%	26,821
December 31, 2015	(c)	3,250,000	2.00	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(d)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
February 18, 2016	(e)	300,000	2.00	0.25	0.80%	Nil	275%	30,501
February 18, 2016	(f)	1,500,000	2.00	0.25	0.80%	Nil	275%	152,503
March 2, 2016	(g)	1,000,000	2.00	0.20	0.91%	Nil	271%	158,995
April 13, 2016	(h)	1,750,000	2.00	0.25	0.88%	Nil	264%	241,754
May 20, 2016	(i)	3,750,000	2.00	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(j)	85,000	2.00	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(k)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(l)	250,000	1.50	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(m)	2,750,000	2.00	0.20	1.20%	Nil	259%	143,871
January 12, 2017	(n)	50,000	1.00	0.20	0.81%	Nil	191%	4,988
January 20, 2017	(o)	750,000	2.00	0.20	1.20%	Nil	267%	43,737
January 31, 2017	(p)	3,773,006	1.00	0.20	0.84%	Nil	173%	224,479
January 31, 2017	(q)	411,361	1.00	0.20	0.84%	Nil	173%	24,474
February 17, 2017	(r)	907,948	1.00	0.20	0.82%	Nil	167%	63,641
February 17, 2017	(s)	108,954	1.00	0.20	0.82%	Nil	167%	7,615
March 8, 2017	(t)	1,500,000	2.00	0.25	1.36%	Nil	266%	193,438
March 21, 2017	(u)	3,270,045	1.00	0.20	1.00%	Nil	165%	236,773
March 21, 2017	(v)	27,623	1.00	0.20	1.00%	Nil	165%	2,000
April 4, 2017	(w)	250,000	1.00	0.20	1.03%	Nil	163%	19,703
April 6, 2017	(x)	500,000	2.00	0.25	1.24%	Nil	167%	52,643
June 2, 2017	(y)	1,634,615	1.00	0.20	1,16%	Nil	171%	110,602
June 16, 2017	(z)	769,230	1.00	0.20	1.21%	Nil	171%	57,765
June 28, 2017	(aa)	300,000	1.00	0.20	1.21%	Nil	159%	23,020
July 1, 2017	(bb)	75,000	1.50	0.20	1.24%	Nil	158%	7,000
July 31, 2017	(cc)	2,000,000	2.00	0.20	1.34%	Nil	245%	252,631
July 31, 2017	(dd)	1,000,000	2.00	0.20	1.34%	Nil	245%	21,930
August 18, 2017	(ee)	150,000	1.50	0.20	1.24%	Nil	159%	11,233
October 1, 2017	(ff)	350,000	1.50	0.20	1.31%	Nil	161%	36,925
October 12, 2017	(gg)	100,000	1.50	0.20	1.41%	Nil	159%	8,860
November 15, 2017	(hh)	1,000,000	1.50	0.20	1.55%	Nil	137%	89,053
		35,362,782						3,268,682

(a)
Issued in connection to a commission agreement. The warrants vest in four tranches of 250,000 warrants each. The first tranche has an exercise price of $0.40 per share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. During the year ended December 31, 2015, the Company booked the fair value of the vested warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the years ended December 31, 2017 and 2016, the Company expensed $7,367 and $8,840, respectively, in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(b)
Issued in connection to the Secured Notes (note 11(iv)). During the year ended December 31, 2015, the Company booked the fair value of the warrants in the amount of $26,821 as a prepaid to be expensed over the life of the Secured Notes. During the years ended December 31, 2017 and 2016, the Company expensed $8,843 and $8,892, respectively, of the prepaid as financing fees which has been recorded as an interest expense.

(c)
Issued in connection to the issuance of Convertible Debentures Series B (note 15). The relative fair value of the warrants in the amount of $516,343, along with the BCF, represents debt discount on the Convertible Debentures Series B and is accreted over the life of the convertible debentures using the effective interest rate. During the years ended December 31, 2017 and 2016, the Company recorded interest expense in the amount of $552,529 and $52,781, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B.

(d)
Issued in connection to the Term Loan (note 13). On July 15, 2016, the Company extended the expiration date of the warrants, previously issued with the credit facility to December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the warrants and the extension in the amount of $51,598 as a debt issuance cost to be expensed over the life of the Term Loan. During the years ended December 31, 2017 and 2016, the Company expensed $26,267 and $22,888, respectively, as financing fees which has been recorded as interest expense. On July 15, 2016 and in connection to the Term Loan Amendment, the Company also extended the expiration date of the warrants for the purchase of 250,000 Common Shares that were issued on August 1, 2014 in connection to the Credit Facility (note 12) and extended on January 18, 2016 in connection to the Term Loan (note 13) until December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the extensions in the amount of $42,325 as debt discount to be amortized over the life of the loan. During the years ended December 31, 2017 and 2016, the Company expensed $21,546 and $17,829, respectively, as financing fees which has been recorded as interest expense.

(e)
Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants would be automatically canceled. On August 31, 2016, the Company terminated the consulting agreement and 187,500 of the unvested warrants have been cancelled and the remaining 112,500 vested warrants remain outstanding and exercisable until February 17, 2018 as mutually agreed in the termination. During the years ended December 31, 2017 and 2016, the Company expensed $nil and $16,511, respectively, as stock based compensation which has been recorded as an administrative expense.

(f)
Issued in relation to a consulting agreement. The warrants shall vest quarterly in eight equal tranches, with the first tranche vesting immediately and the final tranche vesting on November 18, 2017. If the consulting agreement was terminated prior to the expiration of the warrants, any unexercised fully vested warrants would expire thirty calendar days following the effective termination date and any unvested warrants shall be automatically canceled. On October 25, 2016, the Company terminated the consulting agreement and 937,500 unvested warrants have been cancelled and the remaining 562,500 vested warrants remain outstanding and exercisable until June 30, 2018 as mutually agreed in the termination. During the years ended December 31, 2017 and 2016, the Company expensed $nil and $108,656, respectively, as stock based compensation which has been recorded as an administrative expense.

(g)
Issued in connection to the Loan Agreement (note 11(v)). The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $995, the fair value of the warrants issued were recorded as debt discount to be amortized over the life of the Shareholder Loan. During the years ended December 31, 2017 and 2016, the Company expensed $61,695 and $63,156, respectively, of the prepaid as financing fees which has been recorded as interest expense.

(h)
Issued in connection to a consulting agreement. Forty percent of the warrants vested immediately with the remaining sixty percent vesting in equal tranches of fifteen percent on September 30, 2016, December 31 2016, September 30, 2017 and December 31, 2017. If the consulting agreement is terminated prior to the expiration of the warrants, any unexercised fully vested warrants shall expire ninety calendar days following the effective termination date and any unvested warrants shall be automatically canceled. During the year ended December 31, 2017, the Company terminated the consulting agreement for cause and all warrants issued in connection to the consulting agreement were canceled. As a result of the termination, the Company did not record any stock based compensation during the year ended December 31, 2017. During the year ended December 31, 2016, the Company expensed $205,828 in stock based compensation in relation to these warrants.

(i)
Issued in connection to the issuance of Convertible Debentures Series C-1 (note 15). The relative fair value of the warrants in the amount of $234,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the convertible debentures using the effective interest rate. During the years ended December 31, 2017 and 2016, the Company recorded interest expense in the amount of $331,666 and $21,74, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-1.

(j)
Issued as a commission payment related to the issuance of the Convertible Debentures Series C-1. The fair value of the warrants in the amount of $14,225 was recorded as a reduction to the proceeds received from the Convertible Debentures Series C-1 (note 15).

(k)
Issued in connection to the Term Loan Amendment (note 13). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $45,799 were recorded as debt discount to be amortized over the life of the Term Loan. During the years ended December 31, 2017 and 2016, the Company expensed $23,315 and $10,732, respectively, of the debt discount which has been recorded as interest expense.

(l)
Issued in connection to the Secured Notes (note 11 iii and iv). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $18,840 were recorded as debt discount to be amortized over the life of the Secured Notes. During the years ended December 31, 2017 and 2016, the Company expensed $12,390 and $306, respectively, of the debt discount which has been recorded as interest expense.

(m)
Issued in connection to the issuance of Convertible Debentures Series C-2 (note 15). The relative fair value of the warrants in the amount of $143,871, along with the BCF, represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the convertible debentures using the effective interest rate. During the years ended December 31, 2017 and 2016, the Company recorded interest expense in the amount of $272,250 and $2,750, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-2.

(n)
Issued in connection to the Bridge Loan Agreement (note 11(vi)). During the years ended December 31, 2017 and 2016, the Company expensed the fair value of the warrants in the amount of $4,988 and $nil, respectively, as financing fees which has been recorded as interest expense.

(o)
Issued in connection to the issuance of Convertible Debentures Series C-3 (note 15). The relative fair value of the warrants in the amount of $43,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-3 and is accreted over the life of the convertible debentures using the effective interest rate. During the years ended December 31, 2017 and 2016, the Company recorded interest expense in the amount of $75,000 and $nil, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-3.

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

(t)
Issued in connection to an employment agreement. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business. At December 31, 2017, no stock based compensation has been recorded as the employee has not yet begun to generate new business sales.

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

(x)
Issued in connection to an employment agreement, the warrants shall vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee. Both tranches have vested and the Company has recorded $52,643 in stock based compensation for the year ended December 31, 2017 (December 31, 2016 - $nil).

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

(bb)
Issued in connection with a consulting agreement. During the years ended December 31, 2017 and 2016, the Company $7,000 and $nil, respectively, as stock based compensation which was recorded as an administrative expense.

(cc)
Issued in connection with the acquisition of a subsidiary (note 4(c)).

(dd)
Issued in connection to an employment agreement, the warrants shall vest in four equal tranches every six months following the date of issuance. During the years ended December 31, 2017 and 2016, the Company expensed $54,825 and $nil, respectively, as stock based compensation which was recorded as an administrative expense.

(ee)
Issued in connection with a promissory note (note (14)). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $11,233 were recorded as debt discount to be amortized over the life of the promissory note. During the years ended December 31, 2017 and 2016, the Company expensed $2,212 and $nil, respectively, of debt discount which has been recorded as an interest expense.

(ff)
Issued in connection to a consulting agreement, the warrants shall vest in two equal tranches, with the first tranche vesting upon the Company entering into a definitive agreement for the licensing of any of the Company’s cannabis products or intellectual property to a Canadian based license producer that is introduced by the consultant. The Company has not yet recorded any expense related to the issuance of these warrants.

(gg)
Issued in connection with a promissory note (note (14)). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $8,860 were recorded as debt discount to be amortized over the life of the promissory note. During the years ended December 31, 2017 and 2016, the Company expensed $3,765 and $nil, respectively, of the debt discount which has been recorded as an interest expense.

(hh)
Issued in connection with the extension of the Shareholder Loans (note (11 iii, iv, vii and viii)). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $89,053 were recorded as debt discount to be amortized over the life of the Shareholder Loans. During the years ended December 31, 2017 and 2016, the Company expensed $10,483 and $nil, respectively, of the debt discount which has been recorded as an interest expense.

18. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

	December 31, 2017	December 31, 2016
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Term Loan (note 16(i))	$-	$51,598
Warrants issued in connection to the Term Loan (note 16(i))	-	42,325
Warrants issued in connection to a consulting agreement (note 16(j))	-	16,511
Warrants issued in connection to a consulting agreement (note 16(k))	-	108,656
Warrants issued in connection the Shareholder Loan (note 16(l))	-	158,995
Warrants issued in connection to a consulting agreement (note 16(m))	-	205,828
Warrants issued as commission related to Convertible Debentures Series C-1 (note 16(o))	-	14,225
Warrants issued in connection to the Term Loan (note 16(p))	-	45,799
Warrants issued in connection to the Secured Notes (note 16(q))	-	18,840
Warrants issued in connection to the Bridge Loan Agreement (note 11 vi)	4,988	-
Warrants issued as commission related to private placements units	34,089	-
Warrants issued in relation to consulting agreements	59,643	-
Warrants issued in connection to an employment agreement	54,825	-
Extension of warrants issued with Private Placement units	353,670	-
Total Warrants Issued as Stock Based Compensation	507,215	662,777

Shares issued for consulting fees	6,000	59,154
Issuance of stock options (note 21)	1,267,867	-
Shares to be issued for consulting fees	-	68,550
Shares issued for employment income to a related party	-	21,000
Total Stock Based Compensation	$1,781,082	$811,481

19. SHARES TO BE ISSUED

As at December 31, 2017, the Company has $485,184 in Common Shares to be issued, consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 15);

●
1,300,000 Common Shares, valued at $0.10 per share, to be issued due to the conversion of $130,000 of Convertible Debenture Series C by related parties (note 15). Such Common Shares were issued on March 29, 2018;

●
132,637 Common Shares, valued at $0.10 per share, to be issued due to the settlement of $13,264 of interest owing to related parties on Convertible Debenture Series C (note 15). Such Common Shares were issued on March 29, 2018;

●
2,950,000 Common Shares, valued at $0.10 per share, to be issued due to the conversion of $295,000 of Convertible Debenture Series C by unrelated parties (note 15). Such Common Shares were issued on March 29, 2018; and

●
239,199 Common Shares, valued at $0.10 per share, to be issued due to the settlement of $23,920 of interest owing to unrelated parties on Convertible Debenture Series C (note 15). Such Common Shares were issued on March 29, 2018.

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

Advances from related parties due over the next 12 months are as follows:

	December 31, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$169,666	$95,759
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	-	313,745
Consulting fees owing to persons related to Officers who are also Directors of the Company	485	77,463
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	-	901,784
Amounts payable to a corporation related by virtue of a common Officer and Director of the Company	-	76,407
Consulting fees and directors fees payable to Directors of the Company	-	13,725
Incentive fee bonus	82,690	-
	$252,841	$1,478,883

During the year ended December 31, 2017, the following related parties agreed to defer amounts payable to them until April 30, 2019:

	December 31, 2017	December 31, 2016
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$856,975	$572,506
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	682,360	372,400
Consulting fees owing to persons related to Officers who are also Directors of the Company	76,348	-
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	552,590	-
Consulting fees and directors fees payable to Directors of the Company	113,500	141,000
	$2,281,773	$1,085,906

During the year ended December 31, 2017, the Company settled $87,100 of fees payable, deferred and otherwise, to two former Directors of the Company with the issuance of 871,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt (note 16).

During the year ended December 31, 2017, the Company settled $30,000 of amounts payable to a Director of the Company with the issuance of 300,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt (note 16).

During the year ended December 31, 2016, the Company deferred amounts payable to a number of related parties. The amounts were non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers would receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The incentive bonus would be expensed over the term of the deferrals. During the years ended December 31, 2017 and 2016, the Company expensed $84,343 and $nil, respectively, in interest expense related to the incentive bonus. During the year ended December 31, 2016, the Company settled $48,000 of deferred amounts owing to an Officer and Director of the Company with the issuance of 480,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $76,800. The balance of $28,800 has been recorded as a loss on settlement of debt.

(b)	Interest accrued to related parties were as follows:

	December 31, 2017	December 31, 2016

Interest accrued on advances by Officers of the Company, one of which is also a Director	$413,477	$234,121
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	55,348	29,669
	$468,825	$263,790

During the year ended December 31, 2017, the Company deferred the interest owing to related parties until April 30, 2019.

(c)	Transactions with related parties were as follows:

During the year ended December 31, 2017, the Company expensed $nil (December 31, 2016 – $72,394) in rent expense payable to a corporation related by virtue of a common Officer and a common Director of the Company.

During the year ended December 31, 2017, the Company expensed $20,345 (December 31, 2016 – $22,304) in costs related to vehicles for the benefit of three Officers, two of which are also Directors of the Company, and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $129,411 (December 31, 2016 – $206,445) in travel and entertainment expenses incurred by Officers and Directors of the Company.

On December 29, 2017, the Company agreed to issue 1,432,637 Common Shares, at a price of $0.10 per share, to related parties, on the conversion of $130,000 in face value of the Convertible Debentures Series C and the settlement of $13,264 in interest accrued on the Convertible Debentures Series C (note 15). Such Common Shares were issued on March 29, 2018.

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

On May 20, 2016, the Company issued face value $15,000 of Convertible Debentures Series C-1 to two Directors of the Company for cash (note 15).

On February 2, 2016, the Company settled $48,000 of deferred amounts owing to an Officer and Director of the Company with the issuance of 480,000 Common Shares at a price of $0.10 per share. Such Common Shares were issued on May 19, 2016.

The Company expensed consulting fees payable to related parties as follows:

	December 31, 2017	December 31, 2016
Officers	355,023	330,900
Persons related to a Director	149,335	142,249
	$504,358	$473,149

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

Outstanding options at December 31, 2017 are as follows:

	Options Outstanding	Exercise Price
Executive Officers	4,500,000	$0.20
Directors	1,250,000	$0.20
Employees	3,422,500	$0.20
	9,172,500

Grant Date	Expiry Date	Options Outstanding	Options Exercisable	Exercise Price	Fair Value Expense
June 16, 2017	June 15, 2020	8,750,000	8,750,000	$0.20	$1,213,605

The options were granted to Officers, Directors and employees of the Company which were fully vested on issuance. The fair value of $1,213,605 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.14
Risk-free interest rate	1.49%
Expected life	3 years
Estimated volatility in the market price of the Common Shares	306%

Grant Date	Expiry Date	Options Outstanding	Options Exercisable	Exercise Price	Fair Value Expense
December 12, 2017	December 11, 2020	422,500	422,500	$0.20	$54,262

The options were granted to employees of the Company which were fully vested on issuance. The fair value of $54,262 was determined using the Black Scholes option-pricing model with the following weighted average assumptions:

Stock price	$0.13
Risk-free interest rate	1.95%
Expected life	3 years
Estimated volatility in the market price of the Common Shares	297%

During the year ended December 31, 2017, the Company expensed $1,267,867, as a stock option expense (December 31, 2016 – $nil).

22. INCOME TAXES

Under ASC No. 740, Income Taxes (“ASC 740”), income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has non-capital losses of $8,093,593 (2016 – $7,512,930) in US non-capital losses, $3,584,969 (2016 – $3,210,343) in Canadian non-capital losses, $408,510 (2016 – $404,072) in Irish non-capital losses and $228,115 (2016 – $202,920) in Hungarian non-capital losses and $nil (2016 – $nil) in Slovakian non-capital gains.

	United States	Canada	Ireland	Hungary	Slovakia	Total
2032	$(248,582)	$(130,505)	$-	$-	$-	$(379,087)
2033	(1,001,027)	(128,036)	-	-	-	(1,129,063)
2034	(1,737,512)	(78,919)	(372,764)	-	-	(2,189,195)
2035	(1,240,083)	(281,663)	(29,133)	(65,163)	-	(1,616,042)
2036	(1,955,209)	(1,168,163)	(2,175)	(137,757)	-	(3,263,304)
2037	(1,911,180)	(1,797,683)	4,438	(25,195)	-	(3,738,496)
	$(8,093,593)	$(3,584,969)	$(408,510)	$(228,115)	$-	$(12,315,187)

The reconciliation of income taxes at the statutory income tax rates to the income tax expense is as follows:
	December 31, 2017	December 31, 2016
Loss before income taxes	$6,755,982	$4,500,206
Applicable tax rate ranges from 10% to 35%
Expected income tax (recovery) at the statutory rates	(2,385,368)	(1,439,417)
Tax rate changes and other adjustments	1,238,407	-
Share based compensation and non-deductible expenses	428,333	200,042
True up	906,828	-
Changes in tax benefits not recognized	(296,235)	1,239,375
Income tax (recovery)	$(108,035)	$-

The Company's income tax (recovery) is allocated as follows:
	December 31, 2017	December 31, 2016
Current tax (recovery) expense	$78,758	$-
Deferred tax (recovery) expense	(186,793)	-
	$(108,035)	$-

The components of the temporary differences and the country of origin at December 31, 2017 and 2016 are as follows (applying the combined Canadian federal and provincial statutory income tax rate of 26%, the US income tax rate of 35%, the Irish income tax rate of 12.5%, the Hungarian income tax rate of 10% and the Slovakian income tax rate of 22% for both the years). No deferred tax assets are recognized on these differences as it is not probable that sufficient taxable profit will be available to realize such assets.

	United States		Canada
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Loss before income taxes	$4,887,023	$3,103,756	$2,102,912	$1,291,477
Applicable tax rate ranges from 10% to 35%	35%	35%	26.5%	26.5%
Expected income tax (recovery) at the statutory rates	(1,894,371)	(1,086,315)	(557,272)	(342,241)
Tax rate changes and other adjustments	1,219,458	-	2,547	-
Share based compensation and non-deductible expenses	367,062	177,943	46,909	22,099
True up	121,206	-	749,165	-
Changes in tax benefits not recognized	186,645	908,372	(428,142)	320,142
Income tax (recovery)	$-	$-	$(186,793)	$-

	Ireland		Hungary
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Loss before income taxes	$(21,557)	$(2,301)	$158,042	$111,489
Applicable tax rate ranges from 10% to 35%	12.5%	12.5%	10%	10%
Expected income tax (recovery) at the statutory rates	2,695	288	(14,224)	(11,149)
Tax rate changes and other adjustments	5,330	-	11,148	1
Share based compensation and non-deductible expenses			13,332	-
True up	(48,680)	-	85,271	-
Changes in tax benefits not recognized	40,655	(288)	(95,527)	11,148
Income tax (recovery)	$-	$-	$-	$-

	Slovakia
	December 31, 2017	December 31, 2016
Loss before income taxes	$370,493	$(4,216)
Applicable tax rate ranges from 10% to 35%	21%	22%
Expected income tax (recovery) at the statutory rates	77,804	928
Tax rate changes and other adjustments	(77)	-
Share based compensation and non-deductible expenses	1,031	-
True up	(134)	-
Changes in tax benefits not recognized	134	(928)
Income tax (recovery)	$78,758	$-

Deferred tax asset components as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Operating losses available to offset future income taxes	$(12,315,187)	$(11,330,266)
Expected income tax recovery at a statutory rate of 35%	4,310,315	3,535,016
Valuation allowance	(4,202,280)	(3,535,016)
Income taxes – deferred	$108,035	$-

As the Company has not earned significant revenues, it has provided a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2017 and 2016. Management believes the Company has no uncertain tax position.

As the Company is delinquent in its historical tax filings it has accrued $90,000 in penalties which the Company estimates it will be assessed on filing of the delinquent returns. The accrued penalties have been recorded as an administrative expense during the year ended December 31, 2016.

23. COMMITMENTS AND CONTINGENCIES

a) Premises Leases – Mississauga, Ontario

Effective April 1, 2016, a subsidiary of the Company entered into a lease agreement for a rental premises in Mississauga, Ontario, Canada. The terms of the lease agreement are to be for a period of 3 years and ending on June 30, 2019 with payments made monthly. Minimum annual lease payments are as follows and denominated in CAD:

2018	78,125
2019	39,063
$117,188

b) Charitable Sales Promotion

On January 21, 2016, the Company entered into an agreement with Wounded Warriors Family Support Inc. in which the Company agreed to make a donation of $1.00 for each sale of its “Vape Warriors” E-liquid product during the period from January 1, 2016 to December 31, 2016, with a minimum donation of $50,000. During the year ended December 31, 2016, the Company accrued the full $50,000 in charitable contributions regarding this agreement. During the year ended December 31, 2017, the Company settled the full amount owing in exchange for 300,000 Common Shares at a fair value of $36,000.

c) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty was only paid on E-liquid sold within the United States. The Company is no longer selling the original recipe and, as of December 31, 2017, has stopped accruing royalty payments under this agreement. During the year ended December 31, 2017, the Company paid $649 in relation to the royalty agreement (December 31, 2016 – $9,683).

24. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivables. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related trade receivables are subject to normal commercial credit risks. A substantial portion of the Company’s trade receivables are concentrated with a limited number of large customers, all of which the Company believes are subject to normal industry credit risks. At December 31, 2017, the Company recorded an allowance of $378,277 (December 31, 2016 – $256,280) in regards to customers with past due amounts. At December 31, 2017, 34% (December 31, 2016 – 15%) of the Company’s trade receivables are due from one customer and 68% (December 31, 2016 – 51%) of the trade receivables are due from six customers. During the year ended December 31, 2017, 24% (December 31, 2016 – 31%) of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2017, the Company had liabilities due to unrelated parties through its financial obligations over the next six years in the aggregate principal amount of $7,834,134. Of such amount, the Company has obligations to repay $5,170,843 over the next twelve months with the remaining $2,663,292 becoming due within the following five years.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash, accounts payable and trade receivables that are denominated in CAD, HUF and EUR.

Analysis by currency in CAD, HUF and EUR equivalents is as follows:

December 31, 2017	Accounts Payable	Trade Receivables	Cash
CAD	$784,780	$72,563	$25,911
HUF	$120,655	$1,311	$4,830
EUR	$71,885	$45,519	$28,948

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $68,630, $11,451 and $258, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $68,630, $11,451 and $258, respectively.

The Company purchases some of its inventory in a foreign currency, at December 31, 2017, the Company included $99,518 (December 31, 2016 – $238,888) in inventory that was purchased in a foreign currency on its consolidated balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

(iv) Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its fixed interest rate financial instruments. These fixed-rate instruments subject the Company to a fair value risk. The interest rates on the majority of the Company’s existing interest bearing debt are fixed. Sensitivity to a plus or minus 25 basis points change in rates would not significantly affect the fair value of this debt.

25. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of vaping products in North America and Europe. Total long lived assets by geographic location are as follows:

	December 31, 2017	December 31, 2016
Canada	$1,830,694	$826
United States	1,522,641	1,125,704
Europe	5,979	23,418
	$3,359,314	$1,149,948

Total sales by geographic location are as follows:

	December 31, 2017	December 31, 2016
Canada	$698,972	$49,732
United States	1,067,261	2,596,172
Europe	2,834,353	1,904,889
	$4,600,586	$4,550,793

26. SUBSEQUENT EVENTS

On January 26, 2018 and in accordance with the terms of a warrant agreement, the Company received a form of election to purchase 50,000 Common Shares of the Company at a price of $0.20 per share for total gross proceeds of $10,000. Such Common Shares were issued on March 15, 2018.

On February 1, 2018 and in connection to a consulting agreement, the Company issued warrants for the purchase of 250,000 Common Shares exercisable until January 31, 2020 at an exercise price of $0.20 per Common Share. The warrants shall vest in eight equal tranches, with the first tranche vested upon issuance and the remaining seven tranches to vest equally every three months thereafter.

On March 23, 2018, the Company issued and sold on a private placement basis, 3,677,271 Common Shares of the Company at a price of $0.11 per share for total gross proceeds of $404,500.

On April 3, 2018, the Company issued an unsecured promissory note in the principal amount of CAD $65,000. The promissory note matures on April 20, 2018 and bears interest at a rate of 15% per annum, accrued monthly but subject to a minimum interest payment of CAD $750.

On April 2, 2018, the Company entered into an equipment financing facility (the “Equipment Facility”) in the aggregate principal amount of CAD $340,850. The Equipment Facility is secured by certain equipment of the Company, due April 1, 2020 and bears interest at a rate of 15% per annum. The Company shall be required to make principal and interest payments of CAD $16,527, monthly in arrears. On April 2, 2018 and in connection with the Equipment Facility, the Revolving Facility entered into on December 7, 2017 was terminated and retired and all amounts due under the Revolving Facility were rolled into the Equipment Facility. On April 11, 2018, the Company received the balance of the aggregate principal amount made available to the Company under the Equipment Facility.