Form 10-K/A
period 2017-12-31
GILLA INC.
filed 2018-05-18
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
 (Amendment No.1)

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

EXPLANATORY NOTE

On May 3, 2018, Gilla Inc. (the “Company” or “Gilla”) filed its Annual Report on Form 10-K (the “Form 10-K”). This Amendment Number 1 to the Form 10-K is being filed to update the report of the Company’s independent registered public accounting firm contained in the audited consolidated financial statements of Gilla for the years ended December 31, 2017 and 2016. All other disclosures contained in the Form 10-K remain unchanged.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 18, 2018 by the undersigned, thereunto authorized.

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

Name	Title	Date
/s/ Graham Simmonds
Graham Simmonds	Chairman/ CEO	May 18, 2018

/s/ Gerald Goldberg
Gerald Goldberg	Director	May 18, 2018

/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	May 18, 2018

/s/ Daniel Yuranyi
Daniel Yuranyi	Director/CPO	May 18, 2018

/s/ Christopher Rich
Christopher Rich	Director	May 18, 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gilla Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gilla Inc. and its subsidiaries (the “Company”) as at December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the years ended December 31, 2017 and 2016, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31,2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses and negative cash flows from operations as well as working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since February 12, 2016.
Toronto, Ontario May 3, 2018	Chartered Professional Accountants Licensed Public Accountants

Gilla Inc.
Consolidated Balance Sheets
 (Amounts expressed in US Dollars)

	As at December 31, 2017	As at December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$62,292	$184,754
Trade receivables (net of allowance for doubtful accounts $161,340 (December 31, 2016 – $nil))	232,386	80,409
Inventory (note 6)	451,318	545,135
Other current assets (note 5)	175,645	251,381
Total current assets	921,641	1,061,679

Long term assets
Property and equipment (note 7)	285,817	93,068
Website development (note 8)	5,083	7,083
Intangibles (note 9)	691,809	160,300
Goodwill (note 10)	2,376,605	889,497
Total long term assets	3,359,314	1,149,948

Total assets	$4,280,955	$2,211,627
LIABILITIES
Current liabilities
Accounts payable	$2,187,712	$1,740,071
Accrued liabilities (note 11 and 14)	419,436	404,633
Accrued interest - related parties (note 20)	-	263,790
Customer deposits	97,400	56,834
Loans from shareholders (note 11)	257,303	429,708
Due to related parties (note 20)	252,841	1,478,883
Promissory notes (note 14)	498,522	17,750
Amounts owing on acquisition (note 4)	538,952	838,317
Convertible debentures (note 15)	277,149	-
Term loan (note 13)	1,051,334	1,031,300
Total current liabilities	5,580,649	6,261,286

Long term liabilities
Promissory notes (note 14)	346,002	-
Amounts owing on acquisitions (note 4)	1,364,274	-
Loans from shareholders (note 11)	794,635	471,641
Accrued interest - related parties (note 20)	468,825	-
Due to related parties (note 20)	2,281,773	1,085,906
Convertible debentures (note 15)	-	83,704
Total long term liabilities	5,255,509	1,641,251

Total liabilities	10,836,158	7,902,537

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