Form 10-Q
period 2018-03-31
GILLA INC.
filed 2018-06-29
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Registrant had 143,818,368 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, issued and outstanding as of June 28, 2018.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	As at March 31, 2018	As at December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,647	$62,292
Trade receivables (net of allowance for doubtful accounts $283,011 (December 31, 2017 – $190,543)	210,553	232,386
Inventory (note 6)	527,415	451,318
Other current assets (note 5)	353,429	323,548
Total current assets	1,095,044	1,069,544

Long term assets
Property and equipment (note 7)	249,860	285,817
Website development (note 8)	4,583	5,083
Intangibles (note 9)	652,416	691,809
Goodwill (note 10)	2,376,605	2,376,605
Total long term assets	3,283,464	3,359,314

Total assets	$4,378,508	$4,428,858
LIABILITIES
Current liabilities
Accounts payable	$2,633,269	$2,335,615
Accrued liabilities (note 11 and 13)	720,658	419,436
Customer deposits	50,456	97,400
Loans from shareholders (note 11)	284,999	257,303
Due to related parties (note 19)	404,605	252,841
Promissory notes (note 13)	706,837	498,522
Amounts owing on acquisition (note 4)	653,627	538,952
Convertible debentures (note 14)	337,000	277,149
Term loan (note 12)	1,053,993	1,051,334
Total current liabilities	6,845,444	5,728,552

Long term liabilities
Promissory notes (note 13)	95,042	346,002
Amounts owing on acquisitions (note 4)	1,254,003	1,364,274
Loans from shareholders (note 11)	788,196	794,635
Accrued interest - related parties (note 19)	511,676	468,825
Due to related parties (note 19)	2,247,104	2,281,773
Total long term liabilities	4,896,021	5,255,509

Total liabilities	11,741,465	10,984,061

Going concern (note 2)
Related party transactions (note 19)
Commitments and contingencies (note 21)
Subsequent events (note 24)
STOCKHOLDERS' DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 143,218,368 and 134,869,261 common shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively (note 15)	$28,645	$26,976
Additional paid-in capital	13,667,570	12,758,700
Common shares to be issued (note 18)	23,000	485,184
Accumulated deficit	(21,360,143)	(19,898,841)
Accumulated other comprehensive income	277,971	72,778
Total stockholders’ deficiency	(7,362,957)	(6,555,203)

Total liabilities and stockholders’ deficiency	$4,378,508	$4,428,858

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	For the Three Months Ended March 31, 2018	For the Three Month Ended March 31, 2017

Sales revenue	$1,266,239	$1,243,539
Cost of goods sold	528,900	546,733
Gross profit	737,339	696,806

Operating expenses:
Administrative	1,453,336	997,350
Consulting fees - related parties (note 19)	130,975	119,459
Depreciation (note 7)	30,761	9,656
Amortization (note 8 and 9)	39,892	11,650
Bad debt expense	93,030	161,340
Total operating expenses	1,747,994	1,299,455

Loss from operations	(1,010,655)	(602,649)

Other income (expenses):
Foreign exchange gain (loss)	(81,247)	4,947
Amortization of debt discount on debentures	(59,851)	(71,289)
Interest expense, net	(309,549)	(229,277)

Total other expenses	(450,647)	(295,619)

Net loss before income taxes	(1,461,302)	(898,268)
Income tax recovery	-	-
Net loss	$(1,461,302)	$(898,268)

Loss per share (basic and diluted)	$(0.013)	$(0.008)

Weighted average number of common shares outstanding (basic and diluted)	113,809,179	107,378,584

Comprehensive loss:
Net loss	$(1,461,302)	$(898,268)

Foreign exchange translation adjustment	205,193	(67,282)

Comprehensive loss	$(1,256,109)	$(965,550)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2017	134,869,261	$26,976	$12,758,700	$485,184	$(19,898,841)	$72,778	$(6,555,203)

Private placement units issued for cash (note 15)	3,486,362	697	382,803	-	-	-	383,500

Common shares issued for settlement of consulting fees owing to unrelated parties (note 15)	190,909	38	20,962	-	-	-	21,000

Common shares issued on exercise of warrants (note 15)	50,000	10	9,990	-	-	-	10,000

Common shares issued on conversion of debentures and settlement of accrued interest on debentures (note 15)	4,621,836	924	461,260	(462,184)	-	-	-

Warrants issued as stock based compensation (note 17)	-	-	33,855	-	-	-	33,855

Foreign currency translation gain	-	-	-	-	-	205,193	205,193

Net loss	-	-	-	-	(1,461,302)	-	(1,461,302)

Balance, March 31, 2018	143,218,368	$28,645	$13,667,570	$23,000	$(21,360,143)	$277,971	$(7,362,957)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,461,302)	$(898,268)
Items not requiring an outlay of cash
Depreciation	30,761	9,656
Amortization	39,892	11,650
Stock based compensation (note 17)	54,855	39,077
Amortization of debt discount on amounts owing on acquisition	64,769	-
Bad debt expense	93,030	161,340
Amortization of debt discount on term loan	25,435	-
Amortization of debt discount on shareholder loans	25,667	-
Amortization of debt discount on promissory notes	5,483	-
Amortization of debt discount on debentures	59,851	71,289
Interest on term loan	42,577	42,563
Changes in operating assets and liabilities
Trade receivable	(87,157)	(422,687)
Other current assets	(28,520)	43,794
Inventory	(86,787)	(2,268)
Accounts payable	318,068	(77,542)
Accrued liabilities	301,225	26,691
Customer deposits	(31,623)	23,795
Due to related parties	148,893	(23,984)
Accrued interest-related parties	43,039	77,625
Net cash used in operating activities	(441,844)	(917,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of capital assets	(590)	(11,673)
Net cash used in investing activities	(590)	(11,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to promissory notes	(26,560)	-
Payments of amounts owing on acquisitions	(20,000)	-
Repayments to term loan	(44,651)	(110,809)
Shareholder loans received	24,518	150,380
Repayments to related parties	(9,358)	(241,454)
Proceeds from sale of convertible debentures	-	33,181
Proceeds from issuance of common shares	393,500	1,277,903
Net cash provided by financing activities	317,449	1,109,201
Effect of exchange rate changes on cash	66,340	(49,277)

Net (decrease) increase in cash	(58,645)	130,982

Cash at beginning of year	62,292	184,754

Cash at end of year	$3,647	$315,736

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$48,858	$57,514
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common shares issued in settlement of related party and shareholder loans	$-	$222,587
Common shares issued for settlement of interest payable	$37,124	$-
Common shares issued/to be issued for settlement of consulting fees payable	$21,000	$-
Debentures issued for settlement of related party and shareholder loans	$-	$75,000

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

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2018, the Company has an accumulated deficit of $21,360,143 (December 31, 2017 – $19,898,841) and a working capital deficiency of $5,750,400 (December 31, 2017 – $4,659,008) as well as negative cash flows from operating activities of $441,844 (March 31, 2017 – $917,269) for the three months ended March 31, 2018. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may beexpected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission. Certain comparative figures have been reclassified to conform with the current year’s presentation.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

(a)
Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries: Gilla Operations, LLC; E Vapor Labs Inc. (“E Vapor Labs”); Gilla Enterprises Inc. (“Gilla Enterprises”) and its wholly owned subsidiaries Gilla Europe Kft., Gilla Operations Europe s.r.o. and Vape Brands International Inc. (“VBI”); HyStyle Brands Inc.; E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

(b)
Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), Company expenses all advertising costs as incurred. During the three month period ended March 31, 2018, the Company expensed $15,702 (March 31, 2017 – $52,534) as corporate promotions which have been recorded as an administrative expense.

(c)
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Adoption of ASU No. 2014-09 did not have an impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. Adoption of ASU No. 2016-10 did not have an impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. Adoption of ASU No. 2016-12 did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. Adoption of ASU No. 2016-15 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Adoption of ASU No. 2016-16 did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Adoption of ASU No. 2017-09 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Adoption of ASU 2016-01 did not have an impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 do not reflect the appropriate tax rate. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

4. AMOUNTS OWING ON ACQUISITIONS

The Company has outstanding current amounts owing on acquisitions as follows:

	March 31, 2018	December 31, 2017
Promissory Note Settlement(a)	$120,000	$120,000
Due to TMA Vendors(b)	55,000	55,000
Earn-Out on VBI acquisition(c)	296,374	209,487
VTB on VBI acquisition (c)	182,253	154,465
	$653,627	$538,952

The Company has outstanding long term amounts owing on acquisitions as follows:

	March 31, 2018	December 31, 2017
Promissory Note Settlement(a)	$265,436	$270,967
Earn-Out on VBI acquisition(c)	792,713	871,825
VTB on VBI acquisition(c)	195,854	221,482
	$1,254,003	$1,364,274

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

On August 30, 2017, the Company entered into a settlement agreement (the “Promissory Note Settlement”) with the holders of the Unsecured Promissory Notes to settle all claims between them. As a result of the Promissory Note Settlement, the Company agreed to settle the Unsecured Promissory Notes with a total payment of $600,000 payable as two (2) payments of $20,000 due September 21, 2017 and October 21, 2017 and $10,000 per month for the following fifty-six (56) months beginning November 21, 2017. The Company may prepay the balance of the Promissory Note Settlement at any time and would receive a 10% discount on the outstanding balance upon doing so. A 15% discount rate has been used to calculate the present value of the Promissory Note Settlement based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the Promissory Note Settlement, interest will be accrued at 15% per annum to accrete the Promissory Note Settlement to its respective principal amount. During the three month period ended March 31, 2018, the Company recorded $14,469 in interest expense related to the accretion of the Promissory Note Settlement (March 31, 2017 – $nil).

Total
Present value of Promissory Note Settlement at the settlement date	$431,033
Payments made	(60,000)
Interest expense related to accretion	19,934
Present value at December 31, 2017	$390,967
Payments made	(20,000)
Interest expense related to accretion	14,469
Less: Current amount owing	(120,000)
Long term portion at March 31, 2018	$265,436

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

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. As at March 31, 2018, $55,000 (December 31, 2017 – $55,000) remains payable to the TMA Vendors.

(c)
On July 31, 2017, the Company’s wholly owned subsidiary, Gilla Enterprises, acquired all of the issued and outstanding shares of VBI, a Canada-based E-liquid manufacturer and distributor.

The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Allocation
Assets acquired:
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

Total
Present value of Earn-Out at the acquisition date	$1,025,217
Interest expense related to accretion	59,110
Exchange rate differences	(3,015)
Present value at December 31, 2017	$1,081,312
Interest expense related to accretion	37,733
Exchange rate differences	(29,958)
Less: Current amount owing	(296,374)
Long term portion at March 31, 2018	$792,713

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the VTB, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	26,681
Exchange rate differences	(7,177)
Present value at December 31, 2017	$375,947
Interest expense related to accretion	12,566
Exchange rate differences	(10,406)
Less: Current amount owing	(182,253)
Long term portion at March 31, 2018	$195,854

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

	March 31, 2018	March 31, 2017
Pro forma revenue	$1,266,239	$1,691,581
Pro forma loss from operations	$1,010,655	$649,633
Pro forma net loss	$1,461,302	$943,349

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2018	December 31, 2017
Vendor deposits	$38,490	$22,760
Prepaid expenses	25,195	17,240
Trade currency	22,906	23,550
Other receivables	266,838	259,998
	$353,429	$323,548

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services accounts.

6. INVENTORY

Inventory consists of the following:

	March 31, 2018	December 31, 2017
E-liquid bottles - finished goods	$153,954	$104,092
E-liquid components	118,279	113,620
Bottles and packaging	255,182	233,606
	$527,415	$451,318

During the three month periods ended March 31, 2018 and 2017, the Company expensed $528,900 and $546,733, respectively, of inventory as cost of goods sold. At March 31, 2018, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings. No provision has been recorded against inventory.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$79,347	$43,473	$35,874	$41,756
Leasehold improvements	73,035	22,431	50,604	61,904
Computer hardware	38,826	23,475	15,351	18,906
Manufacturing equipment	209,952	61,921	148,031	163,251
	$401,160	$151,300	$249,860	$285,817

During the three month periods ended March 31, 2018 and 2017, the Company expensed $30,761 and $9,656, respectively, in depreciation. At March 31, 2018, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$5,417	$4,583	$5,083

Amortization expense on website development for the three months ended March 31, 2018 and 2017 amounted to $500 for each period. The estimated amortization expense for the years ended December 31, 2018 and 2019 approximates $2,000 per year. For the year ended December 31, 2020, estimated amortization expense approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Net
Brands	$394,413	$71,422	$322,991	$342,712
Customer relationships	393,433	64,008	329,425	349,097
	$787,846	$135,430	$652,416	$691,809

Amortization expense on intangible assets for the three month periods ended March 31, 2018 and 2017, amounted to $39,392 and $11,150, respectively. The estimated amortization expense for the years ending December 31, 2018 and 2019 approximates $157,564 per year. For the years ending December 31, 2020, December 31, 2021 and December 31, 2022 estimated amortization expense approximates $153,464, $140,964 and $82,253, respectively.

10. GOODWILL

	March 31, 2018	December 31, 2017
Opening balance	$2,376,605	$889,496
Measurement period adjustment	-	-
Acquisition of VBI (Note 4)	-	1,596,553
Impairment	-	(109,444)
End of period	$2,376,605	$2,376,605

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

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	March 31, 2018	December 31, 2017
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(i)	$12,763	$13,116
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matured on March 2, 2018(iv)	248,192	244,187
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(vii)	24,044	-
	$284,999	$257,303

The Company has outstanding long term loans from shareholders as follows:

	March 31, 2018	December 31, 2017
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(ii)	$348,424	$351,679
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	92,296	90,828
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(v)	142,701	144,611
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	204,775	207,517
	$788,196	$794,635

(i)      During the three month period ended March 31, 2018, the Company accrued interest of $1,471 on this shareholder loan (March 31, 2017 – $1,399). Total accrued interest owing on such shareholder loan at March 31, 2018 was $20,262 (December 31, 2017 – $19,341) which is included in accrued liabilities.

(ii)     On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 16(l and hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Secured Note was $348,424 (December 31, 2017 – $351,679) including a debt discount of $39,376 (December 31, 2017 - $46,871). During the three month periods ended March 31, 2018 and 2017, the Company expensed $7,495 and $2,386, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three month period ended March 31, 2018, the Company accrued interest of $13,769 on the Secured Note (March 31, 2017 – $11,914). Total accrued interest owing on the Secured Note at March 31, 2018 was $161,352 (December 31, 2017 – $151,948) which is included in accrued liabilities.

(iii) On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 15(l and hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Secured Note No.2 was $92,296 (December 31, 2017 - $90,828) including a debt discount of $7,704 (December 31, 2017 – $9,172). During the three month periods ended March 31, 2018 and 2017, the Company expensed $1,468 and $629, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three month period ended March 31, 2018, the Company accrued interest of $3,485 on the Secured Note No.2 (March 31, 2017 – $3,155). Total accrued interest owing on the Secured Note No.2 at March 31, 2018 was $41,742 (December 31, 2017 – $38,257) which is included in accrued liabilities.

(iv)     On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000, with the first tranche (“Loan Tranche A”) received on March 3, 2016 and the second tranche (“Loan Tranche B”) received on April 14, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and matured on March 2, 2018, whereby the outstanding principal together with all accrued and unpaid interest thereon became due and payable. The Company was also to repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company could elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 16(g)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Shareholder Loan was $248,192 (December 31, 2017 – $244,187), at March 31, 2018 the debt discount on this loan had fully accreted. During the three month periods ended March 31, 2018 and 2017, the Company expensed $10,885 and $11,234, respectively, in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (see (vii) below).

During the three month period ended March 31, 2018, the Company accrued interest of $4,622 on the Shareholder Loan (March 31, 2017 – $7,994). Total accrued interest owing on the Shareholder Loan at March 31, 2018 was $64,401 (December 31, 2017 – $61,523) which is included in accrued liabilities. At March 31, 2018, the Shareholder Loan was in default.

(v)     On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and was to mature on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 16(n)). During the year ended December 31, 2017, the Company and the shareholder extended the maturity date of Bridge Loan to April 30, 2019 and, commencing on November 15, 2017, the Company began accruing interest at a rate of 10% per annum. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Bridge Loan was $142,701 (December 31, 2017 - $144,611) including a debt discount of $12,419 (December 31, 2017 – $14,809). During the three month periods ended March 31, 2018 and 2017, the Company expensed $2,390 and $nil, respectively, in interest expense related to the amortization of the debt discount. The amendment to the Bridge Loan was accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three month period ended March 31, 2018, the Company accrued interest of $4,037 on the Bridge Loan (March 31, 2017 – $nil). Total accrued interest owing on the Bridge Loan at March 31, 2018 was $5,904 (December 31, 2017 – $1,998) which is included in accrued liabilities.

(vi) On November 15, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (the “Shareholder Loan No.2”). Upon assumption of the Shareholder Loan No.2, CAD $52,000 (USD $41,449) was offset by the amount held in trust by the shareholder under the Shareholder Loan (see (v) above) and CAD $11,000 (USD $8,769) was forgiven by the shareholder. During the year ended December 31, 2017 and as a result of the loan forgiveness, the Company recorded a gain on loan settlement in the amount of $8,221 and the principal amount due under the Shareholder Loan No.2 was CAD $287,000. The Company agreed to repay the unpaid principal amount of the Shareholder Loan No.2 on or before April 30, 2019, bearing interest at a rate of 10% per annum, such interest to accrue monthly and due at maturity. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Shareholder Loan No.2 was $204,775 (December 31, 2017 - $207,517) including a debt discount of $17,822 (December 31, 2017 – $16,939). During the three month periods ended March 31, 2018 and 2017, the Company expensed $3,429 and $nil, respectively, in interest expense related to the amortization of the debt discount.

During the three month period ended March 31, 2018, the Company accrued interest of $5,865 on the Shareholder Loan No.2 (March 31, 2017 – $nil). Total accrued interest owing on the Shareholder Loan No.2 at March 31, 2018 was $11,299 (December 31, 2017 – $5,701) which is included in accrued liabilities.

(vii) On March 21, 2018, the Company received CAD $31,000 (USD $24,044) from a Shareholder of the Company. The loan bears interest of 1.5% per month on a cumulative basis is unsecured and has no specific terms of repayment. During the three month period ended March 31, 2018, the Company accrued interest of $105 on this shareholder loan (March 31, 2017 – $nil). Total accrued interest owing on such shareholder loan at March 31, 2018 was $105 (December 31, 2017 – $nil) which is included in accrued liabilities.

12. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured by a intercreditor and subordination agreement as well as a security agreement. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 16(d)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16(d)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 16(k)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares (note 16(d)) issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares (note 16(d)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

During the year ended December 31, 2016, the Company was advanced CAD $1,600,000 from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from a revolving credit facility the Company previously entered into with the Lenders as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

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

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Term Loan was $1,053,993 including a debt discount of $33,609 (December 31, 2017 – $1,051,334 including a debt discount of $54,815). During the three month periods ended March 31, 2018 and 2017, the Company expensed $25,435 and $14,300, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the three month period ended March 31, 2018, the Company expensed $42,577 in interest on the Term Loan (March 31, 2017 – $42,563). Pursuant to the Cash Sweep, during the three month period ended March 31, 2018, the Company paid a total of $44,651 to the Lenders consisting of $42,394 in interest and $2,257 in principal repayments. During the three month period ended March 31, 2017, the Company paid a total of $110,809 to the Lenders consisting of $57,514 in interest and $53,295 in principal payments.

The amount owing on the Term Loan is as follows:

	March 31, 2018	December 31, 2017
Opening balance/amount advanced	$1,051,334	$1,061,269
Accretion of debt discount	25,435	14,300
Exchange loss (gain) during the period/year	(20,702)	86,143
Principal payments made	(2,257)	(88,066)
Interest accrued	42,577	173,035
Interest payments made	(42,394)	(195,347)
Ending balance	$1,053,993	$1,051,334

13. PROMISSORY NOTES

The Company has outstanding current promissory notes as follows:

	March 31, 2018	December 31, 2017

Unsecured, bears interest at 15% per annum, matures April 12, 2018(i)	$225,330	$230,109
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	231,398	-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	30,000	30,000
Secured, bears interest at RBP + 2% per annum, due on demand(iv)	38,778	39,855
Secured, bears interest at RBP + 3% per annum, due on demand(v)	58,912	64,774
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	22,809	23,441
Unsecured, interest free, matured October 29, 2017(vii)	-	7,971
Secured, bears interest at 24%, matured March 6, 2018 (viii)	99,610	102,372
	$706,837	$498,522

The Company has outstanding long term promissory notes as follows:

	March 31, 2018	December 31, 2017
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	$-	$234,034
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	7,500	17,500
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	87,542	94,468
	$95,042	$346,002

(i)     On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD $300,000. The promissory note matured on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares of the Company exercisable at $0.20 per share until April 11, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the three month periods ended March 31, 2018 and 2017, the Company expensed $1,670 and $nil, respectively, in interest expense related to the amortization of the debt discount (note 16(gg)). During the three month period ended March 31, 2018, the Company accrued $9,387 in interest on the promissory note which has been recorded in accrued liabilities (March 31, 2017 – $nil). At March 31, 2018, the value of the promissory note was $225,330 inclusive of a debt discount of $7,351 (December 31, 2017 – $230,109 inclusive of a debt discount of $9,021). As at the date of these financial statements, this note is currently in default.

(ii)    On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the three month periods ended March 31, 2018 and 2017, the Company expensed $3,813 and $nil, respectively, in interest expense related to the amortization of the debt discount (note 16(ee)). During the three month period ended March 31, 2018, the Company accrued $9,489 in interest on the promissory note which has been recorded in accrued liabilities (March 31, 2017 – $nil). At March 31, 2018, the value of the promissory note was $231,398 inclusive of a debt discount of $1,283 (December 31, 2017 – $234,034 inclusive of a debt discount of $5,096).

(iii)   On June 30, 2017, the Company issued an unsecured promissory note in the principal amount of $60,000. The principal together with interest at a rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default, by way of any missed payment under the promissory note and not cured for a period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the three month period ended March 31, 2018, the Company expensed and paid $2,700 in interest on the promissory note (March 31, 2017 – $nil). At March 31, 2018, $30,000 in principal on the promissory note has been classified as a current liability and $7,500 has been classified as a long term liability on the Company’s consolidated balance sheet.

(iv)    On July 18, 2016, VBI entered into a revolving credit facility with The Royal Bank of Canada (“RBC”) for CAD $50,000. The facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears. During the three month period ended March 31, 2018, the Company expensed and paid $520 in interest on the facility (March 31, 2017 – $nil). At March 31, 2018, $38,778 (December 31, 2017 - $39,855) in principal remains owing on the facility.

(v)     On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000. The facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%, maturing on July 18, 2021. Interest is payable monthly in arrears and the Company is required to make monthly principal payments of CAD $1,416. During the three month period ended March 31, 2018, the Company paid $987 in interest and made principal repayments of $4,112 on the facility (March 31, 2017 – $nil and $nil, respectively). At March 31, 2018, $58,912 (December 31, 2017 - $64,774) in principal remains owing on the facility.

(vi) On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132. Under the lease agreement, the Company is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451, the lease matures on October 13, 2023. During the three month period ended March 31, 2018, the Company paid $1,357 in interest and made principal repayments of $4,371 on the facility (March 31, 2017 – $nil and $nil, respectively). At March 31, 2018, a total of $110,351 (December 31, 2017 - $117,909) in principal remains payable under the lease with $22,809 (December 31, 2017 – $23,441) being allocated to current liabilities and $87,542 (December 31, 2017 – $94,468) being allocated to long term liabilities on the consolidated balance sheet.

(vii) On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000. Pursuant to the share purchase agreement, the Company agreed to repay the loan to the vendor with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan is unsecured and interest free. At December 31, 2017, the loan was in default and CAD $10,000 (USD $7,971) in principal remained outstanding which the Company repaid in January 2018.

(viii)    On December 7, 2017, the Company entered into a revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of CAD $200,000. The Revolving Facility is secured by certain inventory and receivables of the Company, due March 6, 2018 with an option to extend and bears interest at a rate of 24% per annum payable monthly in arrears. The Revolving Facility is also subject to a standby fee with respect to the unused portion of the facility, calculated on a daily basis as being the difference between the CAD $200,000 revolving limit and the then outstanding advances, multiplied by 3% and divided by 365 and payable in arrears on the last day of each month. During the year ended December 31, 2017, the Company received $100,000 in advances under the Revolving Facility. During the three month period ended March 31, 2018, the Company accrued $6,227 in interest and $419 in standby fees on the Revolving Facility (March 31, 2017 – $nil and $nil, respectively). At March 31, 2018, $99,610 in principal remains owing on the Revolving Facility.

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

Convertible Debentures Series B

On December 31, 2015, the Company issued 650 unsecured subordinated convertible debenture units (“Convertible Debentures Series B”) for proceeds of $650,000. Each Convertible Debentures Series B consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 5,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 16(c)). The Convertible Debentures Series B matured on January 31, 2018 and charged interest at a rate of 8% per annum, payable quarterly in arrears. The face value of the Convertible Debentures Series B, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series B at any time after six months from issuance and prior to maturity. Of the $650,000 in face value of Convertible Debentures Series B issued on December 31, 2015, $276,000 were issued in settlement of loans from related parties, $10,000 were issued in settlement of related party consulting fees $20,000 were issued in settlement of consulting fees owing to an unrelated party and $227,000 were issued in settlement of loans from shareholders.

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 16(i)). The Convertible Debentures Series C matured on January 31, 2018 and charged interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties (note 19(c)) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.

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

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	March 31, 2018	March 31, 2017
Convertible Debentures Series B	$38,190	$43,737
Convertible Debentures Series C-1	21,661	20,172
Convertible Debentures Series C-2	-	5,209
Convertible Debentures Series C-3	-	2,171
	$59,851	$71,289

Convertible Debentures as of March 31, 2018 and December 31, 2017, are as follows:

Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Conversion of Convertible Debentures Series B	(423,000)
Conversion of Convertible Debenture Series C-1	(265,000)
Conversion of Convertible Debenture Series C-2	(275,000)
Conversion of Convertible Debenture Series C-3	(75,000)
Amortization of debt discount	1,231,445
Balance, December 31, 2017	$277,149
Amortization of debt discount	59,851
Balance, March 31, 2018	$337,000

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at March 31, 2018, the Company received the following forms of elections from holders of the Convertible Debentures:

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

As at March 31, 2018, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares valued at $23,000 remain unissued (note 18).

Conversions and Repayments of Convertible Debentures Series B & C

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series B, the Company sent notices of its election to convert $423,000 in face value and $45,058 in accrued interest to holders of Convertible Debentures Series B at $0.10 per share for a total of 4,680,581 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $342,399. The above amount included the conversion of $286,000 in face value and $30,465 in accrued interest held by related parties of the Company (note 19(c)).

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company sent notices of its election to convert $190,000 in face value and $14,367 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 2,043,670 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $168,798. The above amount included the conversion of $5,000 in face value and $378 in accrued interest held by related parties of the Company (note 19(c)).

On December 29, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company converted $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 4,621,836 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $119,172. The above amount included the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company (note 19(c)).

As at March 31, 2018, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the three month period ended March 31, 2018, the Company recorded interest expense in the amount of $6,648 on the Convertible Debentures (March 31, 2017 – $26,794). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

15. COMMON STOCK

During the three month period ended March 31, 2018, the Company:

●	Issued 50,000 Common Shares on the exercise of warrants, at a price of $0.20 per common share, for cash proceeds of $10,000;
●	Issued 3,486,362 Common Shares on a private placement basis, at a price of $0.11 per common share for cash proceeds of $383,500;
●	Issued 190,909 Common Shares on a private placement basis, at a price of $0.11 per common share for payment of consulting fees in the amount of $21,000 owing to an unrelated party; and
●
Issued 4,621,836 Common Shares at a price of $0.10 per share, for conversion of $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures, including the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company.

16. WARRANTS

The following schedule summarizes the outstanding warrants for the purchase of Common Shares of the Company:

	March 31, 2018			December 31, 2017
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of period	28,237,782	$0.23	0.84	17,560,000	$0.23	1.21
Issued	250,000	0.20	1.84	18,927,782	0.21	1.61
Cancelled	-	-	-	(1,750,000)	0.25	-
Expired	(1,725,000)	0.22	-	(6,500,000)	0.27	-
End of period	26,762,782	$0.20	0.63	28,237,782	$0.23	0.84

The Company has issued warrants for the purchase of Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
May 29, 2015	(a)	250,000	2.00	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(a)	250,000	2.00	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(a)	250,000	2.00	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(a)	250,000	2.00	0.70	0.85%	Nil	298%	34,755
December 31, 2015	(b)	3,250,000	2.00	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(c)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
March 2, 2016	(d)	1,000,000	2.00	0.20	0.91%	Nil	271%	158,995
May 20, 2016	(e)	3,750,000	2.00	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(f)	85,000	2.00	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(g)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(h)	250,000	1.50	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(i)	2,750,000	2.00	0.20	1.20%	Nil	259%	143,871
January 12, 2017	(j)	50,000	1.00	0.20	0.81%	Nil	191%	4,988
January 20, 2017	(k)	750,000	2.00	0.20	1.20%	Nil	267%	43,737
January 31, 2017	(l)	3,773,006	1.00	0.20	0.84%	Nil	173%	224,479
January 31, 2017	(m)	411,361	1.00	0.20	0.84%	Nil	173%	24,474
February 17, 2017	(n)	907,948	1.00	0.20	0.82%	Nil	167%	63,641
February 17, 2017	(o)	108,954	1.00	0.20	0.82%	Nil	167%	7,615
March 8, 2017	(p)	1,500,000	2.00	0.25	1.36%	Nil	266%	193,438
March 21, 2017	(q)	3,270,045	1.00	0.20	1.00%	Nil	165%	236,773
March 21, 2017	(r)	27,623	1.00	0.20	1.00%	Nil	165%	2,000
April 4, 2017	(s)	250,000	1.00	0.20	1.03%	Nil	163%	19,703
April 6, 2017	(t)	500,000	2.00	0.25	1.24%	Nil	167%	52,643
June 2, 2017	(u)	1,634,615	1.00	0.20	1,16%	Nil	171%	110,602
June 16, 2017	(v)	769,230	1.00	0.20	1.21%	Nil	171%	57,765
June 28, 2017	(w)	300,000	1.00	0.20	1.21%	Nil	159%	23,020
July 1, 2017	(x)	75,000	1.50	0.20	1.24%	Nil	158%	7,000
July 31, 2017	(y)	2,000,000	2.00	0.20	1.34%	Nil	245%	252,631
July 31, 2017	(z)	1,000,000	2.00	0.20	1.34%	Nil	245%	21,930
August 18, 2017	(aa)	150,000	1.50	0.20	1.24%	Nil	159%	11,233
October 1, 2017	(bb)	350,000	1.50	0.20	1.31%	Nil	161%	36,925
October 12, 2017	(cc)	100,000	1.50	0.20	1.41%	Nil	159%	8,860
November 15, 2017	(dd)	1,000,000	1.50	0.20	1.55%	Nil	137%	89,053
February 1, 2018	(ee)	250,000	2.00	0.20	1.26%	Nil	206%	33,681
		31,812,782						2,850,784

(a)
Issued in connection to a commission agreement. The warrants vest in four tranches of 250,000 warrants each. The first tranche has an exercise price of $0.40 per share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. During the year ended December 31, 2015, the Company booked the fair value of the vested warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the three month periods ended March 31, 2018 and 2017, the Company expensed $nil and $4,420, respectively, in stock based compensation which has been recorded as an administrative expense. No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(b)
Issued in connection to the issuance of Convertible Debentures Series B (note 14). The relative fair value of the warrants in the amount of $516,343, along with the BCF, represents debt discount on the Convertible Debentures Series B and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended March 31, 2018 and 2017, the Company recorded interest expense in the amount of $38,190 and $43,737, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B.

(c)
Issued in connection to the Term Loan (note 12). On July 15, 2016, the Company extended the expiration date of the warrants, previously issued with the credit facility to December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the warrants and the extension in the amount of $51,598 as a debt issuance cost to be expensed over the life of the Term Loan. On July 15, 2016 and in connection to the Term Loan Amendment, the Company also extended the expiration date of the warrants for the purchase of 250,000 Common Shares that were issued on August 1, 2014 in connection to the Credit Facility (note 12) and extended on January 18, 2016 in connection to the Term Loan (note 12) until December 31, 2018, with all other terms of the warrants remaining the same. During the year ended December 31, 2016, the Company booked the fair value of the extensions in the amount of $42,325 as debt discount to be amortized over the life of the loan.

(d)
Issued in connection to the Loan Agreement (note 11(v)). The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $158,995 the fair value of the warrants issued were recorded as debt discount to be amortized over the life of the Shareholder Loan.

(e)
Issued in connection to the issuance of Convertible Debentures Series C-1 (note 14). The relative fair value of the warrants in the amount of $234,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended March 31, 2018 and 2017, the Company recorded interest expense in the amount of $21,661 and $20,172, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-1.

(f)
Issued as a commission payment related to the issuance of the Convertible Debentures Series C-1. The fair value of the warrants in the amount of $14,225 was recorded as a reduction to the proceeds received from the Convertible Debentures Series C-1 (note 14).

(g)
Issued in connection to the Term Loan Amendment (note 12). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $45,799 were recorded as debt discount to be amortized over the life of the Term Loan.

(h)
Issued in connection to the Secured Notes (note 11(iii and iv)). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $18,840 were recorded as debt discount to be amortized over the life of the Secured Notes.

(i)
Issued in connection to the issuance of Convertible Debentures Series C-2 (note 14). The relative fair value of the warrants in the amount of $143,871, along with the BCF, represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended March 31, 2018 and 2017, the Company recorded interest expense in the amount of $nil and $5,209, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-2.

(j)
Issued in connection to the Bridge Loan Agreement (note 11(vi)). During the years ended During the three month periods ended March 31, 2018 and 2017, the Company expensed the fair value of the warrants in the amount of $nil and $4,988, respectively, as financing fees which has been recorded as interest expense.

(k)
Issued in connection to the issuance of Convertible Debentures Series C-3 (note 14). The relative fair value of the warrants in the amount of $43,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-3 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended March 31, 2018 and 2017, the Company recorded interest expense in the amount of $nil and $2,171, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-3.

(l)
Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(m)
Issued as a commission payment related to the issuance of private placement units. The fair value of the warrants in the amount of $24,474 was recorded as a reduction to the proceeds received from the private placement issuance.

(n)
Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(o)
Issued as a commission payment related to the issuance of private placement units. The fair value of the warrants in the amount of $7,615 was recorded as a reduction to the proceeds received from the private placement issuance.

(p)
Issued in connection to an employment agreement. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business. At March 31, 2018, no stock based compensation has been recorded as the employee has not yet begun to generate new business sales.

(q)
Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(r)
Issued as a commission payment related to the issuance of the private placement units. The fair value of the warrants in the amount of $2,000 was recorded as a reduction to the proceeds received from the private placement issuance.

(s)
Issued in connection to private placement units. No stock based compensation expense was recorded since the warrants were issued as part of a private placement of Common Shares. The fair value of the warrants were calculated and recorded in additional paid in capital.

(t)
Issued in connection to an employment agreement, the warrants shall vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee. Both tranches have vested, the Company has recorded $nil in stock based compensation during the three month periods ended March 31, 2018 and 2017 related to these warrants.

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

(x)
Issued in connection with a consulting agreement. During the three month periods ended March 31, 2018 and 2017, the Company expensed $nil, as stock-based compensation which was recorded as an administrative expense.

(y)
Issued in connection with the acquisition of a subsidiary (note 4(c)).

(z)
Issued in connection to an employment agreement, the warrants shall vest in four equal tranches every six months following the date of issuance. During the three month periods ended March 31, 2018 and 2017, the Company expensed $22,367 and $nil, respectively, as stock-based compensation which was recorded as an administrative expense.

(aa)
Issued in connection with a promissory note (note (13)). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $11,233 were recorded as debt discount to be amortized over the life of the promissory note.

(bb)
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

(cc)
Issued in connection with a promissory note (note 13). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $8,860 were recorded as debt discount to be amortized over the life of the promissory note.

(dd)
Issued in connection with the extension of the Shareholder Loans (note 11(iii, iv, vii, and vii)). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $89,053 were recorded as debt discount to be amortized over the life of the Shareholder Loans.

(ee)
Issued in connection to a consulting agreement. The warrants vest in eight tranches of 31,250 warrants each. The first tranche vested upon execution of the agreement and the remaining tranches vest every three months thereafter. During the three month periods ended March 31, 2018 and 2017, the Company expensed $11,488 and $nil, respectively, in stock based compensation which has been recorded as an administrative expense.

17. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

	March 31, 2018	March 31, 2017
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Bridge Loan Agreement (note 11(vi))	$-	$4,988
Warrants issued as commission related to private placements units	-	34,089
Warrants issued in relation to consulting agreements	33,855	-
Total Warrants Issued as Stock Based Compensation	$33,855	$39,077

Shares issued for consulting fees	21,000	-
Total Stock Based Compensation	$54,855	$39,077

18. SHARES TO BE ISSUED

As at March 31, 2018, the Company has $23,000 in Common Shares to be issued, consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 14).

As at December 31, 2017, the Company has $485,184 in Common Shares to be issued, consisting of the following:

●
328,571 Common Shares, valued at $0.07 per share, to be issued due to the conversion of $23,000 of Convertible Debentures Series A (note 14);

●
1,300,000 Common Shares, valued at $0.10 per share, to be issued due to the conversion of $130,000 of Convertible Debenture Series C by related parties (note 14). Such Common Shares were issued on March 29, 2018;

●
132,637 Common Shares, valued at $0.10 per share, to be issued due to the settlement of $13,264 of interest owing to related parties on Convertible Debenture Series C (note 14). Such Common Shares were issued on March 29, 2018;

●
2,950,000 Common Shares, valued at $0.10 per share, to be issued due to the conversion of $295,000 of Convertible Debenture Series C by unrelated parties (note 14). Such Common Shares were issued on March 29, 2018; and

●
239,199 Common Shares, valued at $0.10 per share, to be issued due to the settlement of $23,920 of interest owing to unrelated parties on Convertible Debenture Series C (note 14). Such Common Shares were issued on March 29, 2018.

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

Advances from related parties due over the next 12 months are as follows:

	March 31, 2018	December 31, 2017
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$150,471	$169,666
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	13,800	-
Consulting fees owing to persons related to Officers who are also Directors of the Company	22,838	485
Amounts payable to a corporation related by virtue of a common Officer of the Company	99,973	-
Directors fees payable to Directors of the Company	13,500	-
Incentive fee bonus	104,023	82,690
	$404,605	$252,841

During the year ended December 31, 2017, the following related parties agreed to defer amounts payable to them until April 30, 2019:

	March 31, 2018	December 31, 2017
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$856,369	$856,975
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	670,225	682,360
Consulting fees owing to persons related to Officers who are also Directors of the Company	76,348	76,348
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	530,662	552,590
Consulting fees and directors fees payable to Directors of the Company	113,500	113,500
	$2,247,104	$2,281,773

During the year ended December 31, 2017, the Company settled $87,100 of fees payable, deferred and otherwise, to two former Directors of the Company with the issuance of 871,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $121,940. The balance of $34,840 has been recorded as a loss on settlement of debt (note 15).

During the year ended December 31, 2017, the Company settled $30,000 of amounts payable to a Director of the Company with the issuance of 300,000 Common Shares at a price of $0.10 per share. The amount allocated to Shareholders’ Deficiency, based on their fair value, amounted to $33,000. The balance of $3,000 has been recorded as a loss on settlement of debt (note 15).

During the year ended December 31, 2016, the Company deferred amounts payable to a number of related parties. The amounts were non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers would receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The incentive bonus would be expensed over the term of the deferrals. During the three month period ended March 31, 2018 and 2017, the Company expensed $21,333 and $21,793, respectively, in interest expense related to the incentive bonus.

(b)	Interest accrued to related parties were as follows:

	March 31, 2018	December 31, 2017

Interest accrued on advances by Officers of the Company, one of which is also a Director	$445,613	$413,477
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	66,063	55,348
	$511,676	$468,825

During the year ended December 31, 2017, the Company deferred the interest owing to related parties until April 30, 2019.

(c)	Transactions with related parties were as follows:

During the three month period ended March 31, 2018, the Company expensed $14,095 (March 31, 2017 – $4,985) in costs related to vehicles for the benefit of three Officers, two of which are also Directors of the Company, and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $7,592 (March 31, 2017 – $26,411) in travel and entertainment expenses incurred by Officers and Directors of the Company. During the three month period ended March 31, 2018, the Company received $144,537 from a related corporation for accounting and administrative services provided, $99,973 of this amount is an advance on services to be provided.

On March 29, 2018, the Company issued 1,432,637 Common Shares, at a price of $0.10 per share, to related parties, on the conversion of $130,000 in face value of the Convertible Debentures Series C and the settlement of $13,264 in interest accrued on the Convertible Debentures Series C (note 14).

On June 30, 2017, the Company issued 3,042,931 Common Shares, at a price of $0.10 per share, to an Officer who is also a Director of the Company, on the conversion of $275,000 in face value of the Convertible Debentures Series B and the settlement of $29,293 in interest accrued on the Convertible Debentures Series B (note 14).

On June 30, 2017, the Company issued 121,717 Common Shares, at a price of $0.10 per share, to a person related to an Officer who is also a Director of the Company, on the conversion of $11,000 in face value of the Convertible Debentures Series B and the settlement of $1,171 in interest accrued on the Convertible Debentures Series B (note 14).

On June 30, 2017, the Company issued 53,781 Common Shares, at a price of $0.10 per share, to a Director of the Company, on the conversion of $5,000 in face value of the Convertible Debentures Series C-1 and the settlement of $378 in interest accrued on Convertible Debentures Series C-1 (note 14).

On March 21, 2017, the Company issued 1,998,950 Common Shares as part of private placement units, at a price of $0.10 per private placement unit, for settlement of $199,895 in amounts owing to related parties.

On January 20, 2017, the Company issued 65 units of Convertible Debentures Series C-3 in settlement of $65,000 owing to a related party (note 14).

The Company expensed consulting fees payable to related parties as follows:

	March 31, 2018	March 31, 2017
Officers	$92,931	$82,680
Persons related to a Director	38,044	36,779
	$130,975	$119,459

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

20. STOCK OPTION PLAN

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

Outstanding options at March 31, 2018 are as follows:

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

During the three month periods ended March 31, 2018 and 2017 the Company expensed $nil, as a stock option expense.

21. COMMITMENTS AND CONTINGENCIES

a) Premises Leases – Mississauga, Ontario

Effective April 1, 2016, a subsidiary of the Company entered into a lease agreement for a rental premises in Mississauga, Ontario, Canada. The terms of the lease agreement are to be for a period of 3 years and ending on June 30, 2019 with payments made monthly. Minimum annual lease payments are as follows and denominated in CAD:

2018	$58,594
2019	39,063
$97,657

b) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty was only paid on E-liquid sold within the United States. The Company is no longer selling the original recipe and, as of December 31, 2017, had stopped accruing royalty payments under this agreement. During the three month periods ended March 31, 2018 and 2017 the Company paid $nil and $649, respectively, in relation to the royalty agreement.

22. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivables. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related trade receivables which are subject to normal commercial credit risks. A substantial portion of the Company’s trade receivables are concentrated with a limited number of large customers, all of which the Company believes are subject to normal industry credit risks. At March 31, 2018, the Company recorded an allowance of $283,011 (December 31, 2017 – $190,543) in regards to customers with past due amounts. At March 31, 2018, 22% (December 31, 2017 – 34%) of the Company’s trade receivables are due from one customer and 68% (December 31, 2017 – 68%) of the trade receivables are due from six customers. During the three month period ended March 31, 2018, 8% (March 31, 2017 – 13%) of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2018, the Company had liabilities due to unrelated parties through its financial obligations over the next six years in the aggregate principal amount of $8,578,064. Of such amount, the Company has obligations to repay $6,440,823 over the next twelve months with the remaining $2,137,241 becoming due within the following five years.

(iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash, accounts payable and trade receivables that are denominated in CAD, HUF and EUR.

Analysis by currency in CAD, HUF and EUR equivalents is as follows:

March 31, 2018	Accounts Payable	Trade Receivables	Cash
CAD	$1,078,036	$89,801	$(9,996)
HUF	$135,968	$-	$992
EUR	$249,293	$47,529	$11,871

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $99,823, $13,498 and $20,042, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $99,823, $13,498 and $20,042, respectively.

The Company purchases some of its inventory in a foreign currency, at March 31, 2018, the Company included $105,823 (December 31, 2017 – $99,518) in inventory that was purchased in a foreign currency on its condensed consolidated interim balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

23. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of vaping products in North America and Europe. Total long lived assets by geographic location are as follows:

	March 31, 2018	December 31, 2017
Canada	$1,804,202	$1,830,696
United States	1,474,286	1,522,641
Europe	4,976	5,977
	$3,283,464	$3,359,314

Total sales by geographic location are as follows:

	March 31, 2018	March 31, 2017
Canada	$755,392	$19,463
United States	276,338	175,095
Europe	234,509	1,048,981
	$1,266,239	$1,243,539

24. SUBSEQUENT EVENTS

On April 3, 2018, the Company issued an unsecured promissory note in the principal amount of CAD $65,000. The promissory note matured on April 20, 2018 and bears interest at a rate of 15% per annum, accrued monthly but subject to a minimum interest payment of CAD $750. The Company is currently in default on this promissory note.

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

On May 7, 2018, the Company entered into a consulting agreement and agreed to issue 600,000 Common Shares of the Company. Such Common Shares were issued on June 21, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 may cause actual results to differ materially from those indicated by our forward-looking statements. The Company assumes no obligation to update or revise any forward-looking statements made in this Report, except as required by applicable securities laws.

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

Recent Developments

On May 10, 2016, the U.S. Federal Food & Drug Administration (“FDA”) finalized a new rule, captioned, the “Deeming Tobacco Products To Be Subject to the Federal Food, Drug, and Cosmetic Act”, which extends the FDA’s authority to include the regulation of electronic nicotine delivery systems (such as e-cigarettes and vape pens), all cigars, hookah (waterpipe) tobacco, pipe tobacco and nicotine gels, among others. Going forward, the FDA will be able to review new nicotine products not yet on the market; regulate claims by nicotine product manufacturers and distributers; require evaluation and reporting of the ingredients of nicotine products and how they are made; and require disclosures regarding risks of nicotine products. The final rule went into effect on August 8, 2016. The Company is assessing the impact of the new FDA rule. Prospective investors are directed to the “Risk Factors” contained in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2017.

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

Subsequent Events

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

On May 7, 2018, the Company entered into a consulting agreement and agreed to issue 600,000 Common Shares of the Company. Such Common Shares were issued on June 21, 2018.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Revenue

For the three month period ended March 31, 2018, the Company generated $1,266,239 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $1,243,539 in sales for the three month period ended March 31, 2017. Of the $1,266,239 in revenue generated for the three month period ended March 31, 2018, $755,392 (60% of total sales) was generated in Canada, $276,338 (22% of total sales) was generated in the United States and $234,509 (19% of total sales) was generated in Europe. Of the $1,243,539 in revenue generated for the three month period ended March 31, 2017, $1,048,981 (84% of total sales) was generated in Europe, $175,095 (14% of total sales) was generated in the United States and $19,463 (2% of total sales) was generated in Canada.

The Company’s cost of goods sold for the three month period ended March 31, 2018 was $528,900 which represents E-liquid, bottles, hardware and related packaging as compared to $546,733 for the three month period ended March 31, 2017. Gross profit for the three month period ended March 31, 2018 was $737,339 with margins of 58% as compared to $696,806 with margins of 56% for the comparative period in 2017.

Operating Expenses

For the three month period ended March 31, 2018, the Company incurred an administrative expense of $1,453,336, consulting fees due to related parties of $130,975, depreciation expense of $30,761, amortization expense of $39,892 and a bad debt expense of $93,030. For the three month period ended March 31, 2017, the Company incurred an administrative expense of $997,350, consulting fees due to related parties of $119,459, depreciation expense of $9,656, amortization expense of $11,650 and a bad debt expense of $161,340. Total operating expenses for the three month period ended March 31, 2018 were $1,747,994 as compared to $1,299,455 for the three month period ended March 31, 2017.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $455,986 between the three month period ended March 31, 2018 and the three month period ended March 31, 2017 is attributable to the Company’s increased operations in Canada. The increase in consulting fees due to related parties of $11,516 between the three month period ended March 31, 2018 and the three month period ended March 31, 2017 is attributable to new consulting agreements entered into with related parties. The bad debt expense for the three month periods ended March 31, 2018 and 2017 is attributable to an allowance for doubtful accounts receivable.

Loss from Operations

For the three month period ended March 31, 2018, the Company incurred a loss from operations of $1,010,655 as compared to a loss from operations of $602,649 for the three month period ended March 31, 2017 due to the reasons discussed above.

Other Expenses

For the three month period ended March 31, 2018, the Company incurred a foreign exchange loss of $81,247, amortization of debt discount expense of $59,851 and interest expense of $309,549. For the three month period ended March 31, 2017, the Company incurred a foreign exchange gain of $4,947, amortization of debt discount expense of $71,289 and interest expense of $229,277. For the three month period ended March 31, 2018, the Company incurred total other expenses of $450,647 as compared to $295,619 for the three month period ended March 31, 2017. The increase in interest expense of $80,272 between the three month period ended March 31, 2018 and the three month period ended March 31, 2017 is attributable to increased interest expenses associated with the Company’s debt instruments.

Net Loss and Comprehensive Loss

Net loss amounted to $1,461,302 for the three month period ended March 31, 2018 as compared to a net loss of $898,268 for the three month period ended March 31, 2017 due to the reasons discussed above.

Comprehensive loss amounted to $1,256,109 for the three month period ended March 31, 2018 as compared to a comprehensive loss of $965,550 for the three month period ended March 31, 2017. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

As at March 31, 2018, the Company had total assets of $4,378,508 (compared to total assets of $4,428,858 at December 31, 2017) consisting of cash and cash equivalents of $3,647, trade receivables of $210,553, inventory of $527,415, other current assets of $353,429, property and equipment of $249,860, website development of $4,583, intangibles of $652,416 and goodwill of $2,376,605. The assets of the Company are primarily the result of the Company’s business operations and its acquisitions including Vape Brands International, Inc. (see “Acquisition of VBI”).

As at March 31, 2018, the Company had total liabilities of $11,741,465 (compared to total liabilities of $10,984,061 at December 31, 2017) consisting of accounts payable of $2,633,269, accrued liabilities of $720,658, customer deposits of $50,456, loans from shareholders of $284,999, due to related parties of $404,605, promissory notes of $706,837, amounts owing on acquisition of $653,627, Convertible Debentures of $337,000, Term Loan of $1,053,993, long term promissory notes of $95,042, long term amounts owing on acquisitions of $1,254,003, long term loans from shareholders of $788,196, long term due to related parties of $2,247,104 and long term accrued interest due to related parties of $511,676. For more information regarding the liabilities of the Company, see “Shareholder Loans”, “Term Loan”, “Promissory Notes” and “Convertible Debentures”.

At March 31, 2018, the Company had negative working capital of $5,750,400 and an accumulated deficit of $21,360,143.

As at December 31, 2017, the Company had total assets of $4,428,858 consisting of cash and cash equivalents of $62,292, trade receivables of $232,386, inventory of $451,318, other current assets of $323,548, property and equipment of $285,817, website development of $5,083, intangibles of $691,809 and goodwill of $2,376,605.

As at December 31, 2017, the Company had total liabilities of $10,984,061 consisting of accounts payable of $2,335,615, accrued liabilities of $419,436, customer deposits of $97,400, loans from shareholders of $257,303, due to related parties of $252,841, promissory notes of $498,522, amounts owing on acquisition of $538,952, Convertible Debentures of $277,149, Term Loan of $1,051,334, long term promissory notes of $346,002, long term amounts owing on acquisitions of $1,364,274, long term loans from shareholders of $794,635, long term due to related parties of $2,281,773 and long term accrued interest due to related parties of $468,825.

At December 31, 2017, the Company had negative working capital of $4,659,008 and an accumulated deficit of $19,898,841.

Net cash used in operating activities

For the three month period ended March 31, 2018, the Company used net cash of $441,844 (as compared to $917,269 during the three month period ended March 31, 2017) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the three month period ended March 31, 2018, the Company used net cash of $590 (as compared to $11,673 during the three month period ended March 31, 2017) in investing activities relating to the addition of capital assets.

Net cash flow from financing activities

For the three month period ended March 31, 2018, net cash provided by financing activities was $317,449 (see “Shareholder Loans”, “Term Loan”, “Promissory Notes”, “Convertible Debentures” and “Common Shares”) as compared to net cash provided by financing activities of $1,109,201 for the three month period ended March 31, 2017.

VBI Acquisition

On July 31, 2017, the Company’s wholly owned subsidiary, Gilla Enterprises, acquired all of the issued and outstanding shares of VBI, a Canada-based E-liquid manufacturer and distributor.

The following summarizes the fair value of the assets acquired, liabilities assumed and the consideration transferred at the acquisition date:

Allocation
Assets acquired:
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

Total
Present value of Earn-Out at the acquisition date	$1,025,217
Interest expense related to accretion	59,110
Exchange rate differences	(3,015)
Present value at December 31, 2017	$1,081,312
Interest expense related to accretion	37,733
Exchange rate differences	(29,958)
Less: Current amount owing	(296,374)
Long term portion at March 31, 2018	$792,713

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the VTB, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	26,681
Exchange rate differences	(7,177)
Present value at December 31, 2017	$375,947
Interest expense related to accretion	12,566
Exchange rate differences	(10,406)
Less: Current amount owing	(182,253)
Long term portion at March 31, 2018	$195,854

The results of operations of VBI have been included in the consolidated statements of operations from the acquisition date. The following table presents pro forma results of operations of the Company and VBI as if the companies had been combined as of January1, 2016. The unaudited condensed combined pro forma information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	March 31, 2018	March 31, 2017
Pro forma revenue	$1,266,239	$1,691,581
Pro forma loss from operations	$1,010,655	$649,633
Pro forma net loss	$1,461,302	$943,349

Shareholder Loans

The Company has outstanding current loans from shareholders as follows:

	March 31, 2018	December 31, 2017
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(i)	$12,763	$13,116
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matured on March 2, 2018(iv)	248,192	244,187
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(vii)	24,044	-
	$284,999	$257,303

The Company has outstanding long term loans from shareholders as follows:

	March 31, 2018	December 31, 2017
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(ii)	$348,424	$351,679
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	92,296	90,828
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(v)	142,701	144,611
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	204,775	207,517
	$788,196	$794,635

(i)      During the three month period ended March 31, 2018, the Company accrued interest of $1,471 on this shareholder loan (March 31, 2017 – $1,399). Total accrued interest owing on such shareholder loan at March 31, 2018 was $20,262 (December 31, 2017 – $19,341) which is included in accrued liabilities.

(ii)     On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 16(l and hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Secured Note was $348,424 (December 31, 2017 – $351,679) including a debt discount of $39,376 (December 31, 2017 - $46,871). During the three month periods ended March 31, 2018 and 2017, the Company expensed $7,495 and $2,386, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three month period ended March 31, 2018, the Company accrued interest of $13,769 on the Secured Note (March 31, 2017 – $11,914). Total accrued interest owing on the Secured Note at March 31, 2018 was $161,352 (December 31, 2017 – $151,948) which is included in accrued liabilities.

(iii) On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 andJuly 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 15(l and hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Secured Note No.2 was $92,296 (December 31, 2017 - $90,828) including a debt discount of $7,704 (December 31, 2017 – $9,172). During the three month periods ended March 31, 2018 and 2017, the Company expensed $1,468 and $629, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three month period ended March 31, 2018, the Company accrued interest of $3,485 on the Secured Note No.2 (March 31, 2017 – $3,155). Total accrued interest owing on the Secured Note No.2 at March 31, 2018 was $41,742 (December 31, 2017 – $38,257) which is included in accrued liabilities.

(iv)     On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000, with the first tranche (“Loan Tranche A”) received on March 3, 2016 and the second tranche (“Loan Tranche B”) received on April 14, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and matured on March 2, 2018, whereby the outstanding principal together with all accrued and unpaid interest thereon became due and payable. The Company was also to repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. TheCompany could elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 16(g)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Shareholder Loan was $248,192 (December 31, 2017 – $244,187), at March 31, 2018 the debt discount on this loan had fully accreted. During the three month periods ended March 31, 2018 and 2017, the Company expensed $10,885 and $11,234, respectively, in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (see (vii) below).

During the three month period ended March 31, 2018, the Company accrued interest of $4,622 on the Shareholder Loan (March 31, 2017 – $7,994). Total accrued interest owing on the Shareholder Loan at March 31, 2018 was $64,401 (December 31, 2017 – $61,523) which is included in accrued liabilities. At March 31, 2018, the Shareholder Loan was in default.

(v)     On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and was to mature on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise priceof $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 16(n)). During the year ended December 31, 2017, the Company and the shareholder extended the maturity date of Bridge Loan to April 30, 2019 and, commencingon November 15, 2017, the Company began accruing interest at a rate of 10% per annum. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Bridge Loan was $142,701 (December 31, 2017 - $144,611) including a debt discount of $12,419 (December 31, 2017 – $14,809). During the three month periods ended March 31, 2018 and 2017, the Company expensed $2,390 and $nil, respectively, in interest expense related to the amortization of the debt discount. The amendment to the Bridge Loan was accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three month period ended March 31, 2018, the Company accrued interest of $4,037 on the Bridge Loan (March 31, 2017 – $nil). Total accrued interest owing on the Bridge Loan at March 31, 2018 was $5,904 (December 31, 2017 – $1,998) which is included in accrued liabilities.

(vi) On November 15, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (the “Shareholder Loan No.2”). Upon assumption of the Shareholder Loan No.2, CAD $52,000 (USD $41,449) was offset by the amount held in trust by the shareholder under the Shareholder Loan (see (v) above) and CAD $11,000 (USD $8,769) was forgiven by the shareholder. During the year ended December 31, 2017 and as a result of the loan forgiveness, the Company recorded a gain on loan settlement in the amount of $8,221 and the principal amount due under the Shareholder Loan No.2 was CAD $287,000. The Company agreed to repay the unpaid principal amount of the Shareholder LoanNo.2 on or before April 30, 2019, bearing interest at a rate of 10% per annum, such interest to accrue monthly and due at maturity. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(hh)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Shareholder Loan No.2 was $204,775 (December 31, 2017 - $207,517) including a debt discount of $17,822 (December 31, 2017 – $16,939). During the three month periods ended March 31, 2018 and 2017, the Company expensed $3,429 and $nil, respectively, in interest expense related to the amortization of the debt discount.

During the three month period ended March 31, 2018, the Company accrued interest of $5,865 on the Shareholder Loan No.2 (March 31, 2017 – $nil). Total accrued interest owing on the Shareholder Loan No.2 at March 31, 2018 was $11,299 (December 31, 2017 – $5,701) which is included in accrued liabilities.

(vii) On March 21, 2018, the Company received CAD $31,000 (USD $24,044) from a Shareholder of the Company. The loan bears interest of 1.5% per month on a cumulative basis is unsecured and has no specific terms of repayment. During the three month period ended March 31, 2018, the Company accrued interest of $105 on this shareholder loan (March 31, 2017 – $nil). Total accrued interest owing on such shareholder loan at March 31, 2018 was $105 (December 31, 2017 – $nil) which is included in accrued liabilities.

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured by a intercreditor and subordination agreement as well as a security agreement. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 16(d)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16(d)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 16(k)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares (note 16(d)) issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares (note 16(d)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

During the year ended December 31, 2016, the Company was advanced CAD $1,600,000 from the Term Loan including the CAD $294,000 and CAD $3,093 rolled in from a revolving credit facility the Company previously entered into with the Lenders as well as CAD $240,581 of advances from the Company’s Chief Executive Officer and Chief Financial Officer.

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

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At March 31, 2018, the value of the Term Loan was $1,053,993 including a debt discount of $33,609 (December 31, 2017 – $1,051,334 including a debt discount of $54,815). During the three month periods ended March 31, 2018 and 2017, the Company expensed $25,435 and $14,300, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the three month period ended March 31, 2018, the Company expensed $42,577 in interest on the Term Loan (March 31, 2017 – $42,563). Pursuant to the Cash Sweep, during the three month period ended March 31, 2018, the Company paid a total of $44,651 to the Lenders consisting of $42,394 in interest and $2,257 in principal repayments. During the three month period ended March 31, 2017, the Company paid a total of $110,809 to the Lenders consisting of $57,514 in interest and $53,295 in principal payments.

The amount owing on the Term Loan is as follows:

	March 31, 2018	December 31, 2017
Opening balance/amount advanced	$1,051,334	$1,061,269
Accretion of debt discount	25,435	14,300
Exchange loss (gain) during the period/year	(20,702)	86,143
Principal payments made	(2,257)	(88,066)
Interest accrued	42,577	173,035
Interest payments made	(42,394)	(195,347)
Ending balance	$1,053,993	$1,051,334

Promissory Notes

The Company has outstanding current promissory notes as follows:

	March 31, 2018	December 31, 2017

Unsecured, bears interest at 15% per annum, matures April 12, 2018(i)	$225,330	$230,109
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	231,398	-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	30,000	30,000
Secured, bears interest at RBP + 2% per annum, due on demand(iv)	38,778	39,855
Secured, bears interest at RBP + 3% per annum, due on demand(v)	58,912	64,774
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	22,809	23,441
Unsecured, interest free, matured October 29, 2017(vii)	-	7,971
Secured, bears interest at 24%, matured March 6, 2018 (viii)	99,610	102,372
	$706,837	$498,522

The Company has outstanding long term promissory notes as follows:

	March 31, 2018	December 31, 2017
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	$-	$234,034
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	7,500	17,500
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	87,542	94,468
	$95,042	$346,002

(i)     On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD $300,000. The promissory note matured on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares of the Company exercisable at $0.20 per share until April 11, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortizedover the life of the loan. During the three month periods ended March 31, 2018 and 2017, the Company expensed $1,670 and $nil, respectively, in interest expense related to the amortization of the debt discount (note 16(gg)). During the three month period ended March 31, 2018, the Company accrued $9,387 in interest on the promissory note which has been recorded in accrued liabilities (March 31, 2017 – $nil). At March 31, 2018, the value of the promissory note was $225,330 inclusive of a debt discount of $7,351 (December 31, 2017 – $230,109 inclusive of a debt discount of $9,021). As at the date of these financial statements, this note is currently in default.

(ii)    On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be dueat maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The relative fair value of the warrants issued were recorded asa debt discount to be amortized over the life of the loan. During the three month periods ended March 31, 2018 and 2017, the Company expensed $3,813 and $nil, respectively, in interest expense related to the amortization of the debt discount (note 16(ee)). During the three month period ended March 31, 2018, the Company accrued $9,489 in interest on the promissory note which has been recorded in accrued liabilities (March 31, 2017 – $nil). At March 31, 2018, the value of the promissory note was $231,398 inclusive of a debt discount of $1,283 (December 31, 2017 – $234,034 inclusive of a debt discount of $5,096).

(iii)   On June 30, 2017, the Company issued an unsecured promissory note in the principal amount of $60,000. The principal together with interest at a rate of 18% per annum is payable in monthly instalments of $3,400 with the first payment due on July 19, 2017 and the final payment due on June 19, 2019. In the event of default, by way of any missed payment under the promissory note and not cured fora period of 15 days, at the option of the holder, the entire unpaid principal amount outstanding would become due and payable. During the three month period ended March 31, 2018, the Company expensed and paid $2,700 in interest on the promissory note (March 31, 2017 – $nil). At March 31, 2018, $30,000 in principal on the promissory note has been classified as a current liability and $7,500 has been classified as a long term liability on the Company’s consolidated balance sheet.

(iv)    On July 18, 2016, VBI entered into a revolving credit facility with The Royal Bank of Canada (“RBC”) for CAD $50,000. The facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears. During the three month period ended March 31, 2018, the Company expensed and paid $520 in interest on the facility (March 31, 2017 – $nil). At March 31, 2018, $38,778 (December 31, 2017 - $39,855) in principal remains owing on the facility.

(v)     On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000. The facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%, maturing on July 18, 2021. Interest is payable monthly in arrears and the Company is required to make monthly principal payments of CAD $1,416. During the three month period ended March 31, 2018, the Company paid $987 in interest and made principal repayments of $4,112 on the facility (March 31, 2017 – $nil and $nil, respectively). At March 31, 2018, $58,912 (December 31, 2017 - $64,774) in principal remains owing on the facility.

(vi) On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132. Under the lease agreement, the Company is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451, the lease matures on October 13, 2023. During the three month period ended March 31, 2018, the Company paid $1,357 in interest and made principal repayments of $4,371 on the facility (March 31, 2017 – $nil and $nil, respectively). At March 31, 2018, a total of $110,351 (December 31, 2017 - $117,909) in principal remains payable under the lease with $22,809 (December 31, 2017 – $23,441) being allocated to current liabilities and $87,542 (December 31, 2017 – $94,468) being allocated to long term liabilities on the consolidated balance sheet.

(vii) On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000. Pursuant to the share purchase agreement, the Company agreed to repay the loan to the vendor with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan is unsecured and interest free. At December 31, 2017, the loan was in default and CAD $10,000 (USD $7,971) in principal remained outstanding which the Company repaid in January 2018.

(viii)    On December 7, 2017, the Company entered into a revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of CAD $200,000. The Revolving Facility is secured by certain inventory and receivables of the Company, due March 6, 2018 with an option to extend and bears interest at a rate of 24% per annum payable monthly in arrears. The Revolving Facility is also subject to a standby fee with respect to the unused portion of the facility, calculated on a daily basis as being the difference between the CAD $200,000 revolving limit and the then outstanding advances, multiplied by 3% and divided by 365 and payable in arrears on the last day of each month. During the year ended December 31, 2017, the Company received $100,000 in advances under the Revolving Facility. During the three month period ended March 31, 2018, the Company accrued $6,227 in interest and $419 in standby fees on the Revolving Facility (March 31, 2017 – $nil and $nil, respectively). At March 31, 2018, $99,610 in principal remains owing on the Revolving Facility.

Convertible Debentures

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series B, the Company sent notices of its election to convert $423,000 in face value and $45,058 in accrued interest to holders of Convertible Debentures Series B at $0.10 per sharefor a total of 4,680,581 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $342,399. The above amount included the conversion of $286,000 in face value and $30,465 in accrued interest held by related parties of the Company (note 19(c)).

On April 30, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company sent notices of its election to convert $190,000 in face value and $14,367 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 2,043,670 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $168,798. The above amount included the conversion of $5,000 in face value and $378 in accrued interest held by related parties of the Company (note 19(c)).

On December 29, 2017 and pursuant to the terms of the Convertible Debentures Series C, the Company converted $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures Series C at $0.10 per share for a total of 4,621,836 Common Shares of the Company. As a result of these conversions, the Company recorded a debt discount in the amount of $119,172. The above amount included the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company (note 19(c)).

As at March 31, 2018, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

During the three month period ended March 31, 2018, the Company recorded interest expense in the amount of $6,648 on the Convertible Debentures (March 31, 2017 – $26,794). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

Common Shares

During the three months ended March 31, 2018, the Company:

●	Issued 50,000 Common Shares on the exercise of warrants, at a price of $0.20 per common share, for cash proceeds of $10,000;
●	Issued 3,486,362 Common Shares on a private placement basis, at a price of $0.11 per common share for cash proceeds of $383,500;
●	Issued 190,909 Common Shares on a private placement basis, at a price of $0.11 per common share for payment of consulting fees in the amount of $21,000 owing to an unrelated party; and
●
Issued 4,621,836 Common Shares at a price of $0.10 per share, for conversion of $425,000 in face value and $37,184 in accrued interest to holders of Convertible Debentures, including the conversion of $130,000 in face value and $13,264 in accrued interest held by related parties of the Company.

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at March 31, 2018, the Company has an accumulated deficit of $21,360,143 (December 31, 2017 – $19,898,841) and a working capital deficiency of $5,750,400 (December 31, 2017 – $4,659,008) as well as negative cash flows from operating activities of $441,844 (March 31, 2017 – $917,269) for the three months ended March 31, 2018. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Adoption of ASU No. 2014-09 did not have an impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. Adoption of ASU No. 2016-10 did not have an impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. Adoption of ASU No. 2016-12 did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. Adoption of ASU No. 2016-15 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Adoption of ASU No. 2016-16 did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Adoption of ASU No. 2017-09 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Adoption of ASU 2016-01 did not have an impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 do not reflect the appropriate tax rate. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. The Company is evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated interim financial statements shouldbe read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission. Certain comparative figures have been reclassified to conform with the current year’s presentation.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries: Gilla Operations, LLC; E Vapor Labs Inc. (“E Vapor Labs”); Gilla Enterprises Inc. (“Gilla Enterprises”) and its wholly owned subsidiaries Gilla Europe Kft., Gilla Operations Europe s.r.o. and Vape Brands International Inc. (“VBI”); HyStyle Brands Inc.; E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), Company expenses all advertising costs as incurred. During the three month period ended March 31, 2018, the Company expensed $15,702 (March 31, 2017 – $52,534) as corporate promotions which have been recorded as an administrative expense.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company believes that disclosure controls and procedures were not effective as of March 31, 2018, due to the Company’s limited resources and staff.

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

Changes in Internal Controls

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party in any material legal proceeding or governmental regulatory proceeding nor is the Company aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been previously reported in a Form 8-K, Form 10-Q or Form 10-K, except for the following:

On March 15, 2018, the Company issued and sold 50,000 Common Shares of the Company at a price of $0.20 per Common Share as a result of the exercise of warrants, pursuant to exemptions from the registration requirements of the Securities Act available under Rule 903 of Regulations S promulgated thereunder.

On March 23, 2018, the Company issued and sold, on a private placement basis, 3,677,271 Common Shares of the Company at a price of $0.11 per Common Share, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

On March 29, 2018, the Company issued 4,621,836 Common Shares of the Company at a price of $0.10 per Common Share as a result of the conversion of debentures, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D and Rule 903 of Regulations S promulgated thereunder.

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

GILLA INC. (Registrant)

June 29, 2018	By:	/s/ Graham Simmonds
Graham Simmonds
Chief Executive Officer and Principal Executive Officer

June 29, 2018	By:	/s/ Ashish Kapoor
Ashish Kapoor
Chief Financial Officer and Principal Accounting Officer