Form 10-K/A
period 2017-12-31
GILLA INC.
filed 2018-07-20
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
 (Amendment No.2)

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

The Registrant had 143,818,368 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, outstanding on July 19, 2018.

EXPLANATORY NOTE

On May 3, 2018, Gilla Inc. (the “Company” or “Gilla”) filed its Annual Report on Form 10-K (the “Form 10-K”). This Amendment No. 2 to the Form 10-K is being filed to update the Annual Report to respond to comments received from the U.S. Securities and Exchange Commission regarding regulations imposed by the United States Food and Drug Administration and Item 9A. All other disclosures contained in the Form 10-K remain unchanged.

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

Since there were virtually no E-liquid, E-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporation can utilize. In order to obtain premarket approval, practically all E-liquid, E-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars perapplication. Furthermore, the Deeming Regulations also effectively froze the US market on August 8, 2016 since any new E-liquid, E-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 have been provided with a six (6) year grace period where such products can continue to be marketed until the August 8, 2022 PMTA submission deadline. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs.

In a press release dated July 28, 2017, the FDA also stated that “the FDA plans to issue foundational rules to make the product review process more efficient, predictable, and transparent for manufacturers, while upholding the agency’s public health mission. Among other things, the FDA intends to issue regulations outlining what information the agency expects to be included in Premarket Tobacco Applications (PMTAs), Modified Risk Tobacco Product (MRTP) applications and reports to demonstrate Substantial Equivalence (SE). The FDA also plans to finalize guidance on how it intends to review PMTAs for ENDS. The agency also will continue efforts to assist industry in complying with federal tobacco regulations through online information, meetings, webinars and guidance documents”.

As at the date of this Annual Report, the Company continues to evaluate the potential returns associated with the preparation and submission of PMTAs during the remainder of the six (6) year grace period to determine whether or not to continue marketing E-liquid or other vaping products in the United States after the six (6) year grace period lapses on August 8, 2022.

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

The Deeming Regulations issued by the FDA require any Deemed Tobacco Products, which include E-liquid and other vaping products, that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new E-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products that were on the market in the United States prior to August 8, 2016 have a six (6) year grace period to continue to market such products, ending on August 8, 2022 whereby a premarket application, likely though the PMTA pathway, must be completed and filed with the FDA. Upon submission of a PMTA, products would then be able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to August 8, 2022 or having submitted a PMTA by such date, non-authorized products would be required to be removed from the market in the United States until such authorization could be obtained.

As at the date of this Annual Report, the Company continues to evaluate the potential returns associated with the preparation and submission of PMTAs during the remainder of the six (6) year grace period to determine whether or not to continue marketing E-liquid or other vaping products in the United States after the six (6) year grace period lapses on August 8, 2022. It is expected that the cost associated with each application would be in the hundreds of thousands of dollars. If the Company does not submit a PMTA prior to the lapse of the six (6) year grace period or if the PMTA is denied, the Company would have to cease its E-liquid Products businesses in the United States which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Failure to complete the required premarket applications for the Company’s Products, an endeavor that would be extremely time consuming and financially costly, could prevent the Company from marketing and selling its Products in the United States after August 8, 2022 and, thus, may have a material effect on the business, financial condition and results of operations. Furthermore, there can be no assurance that if the Company were to complete a premarket application for each of the Products, that any application would be approved by the FDA.

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

On December 31, 2017, the closing price of the Company’s Common Shares as reported on the OTC QB was $0.14 per share. On December 31, 2017, the Company had in excess of 448 beneficial shareholders of its Common Shares with 134,869,261 Common Shares issued and outstanding. As at the date of this Annual Report, the Company had 143,818,368 Common Shares issued and outstanding.

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

Other

As discussed elsewhere in the Company’s Annual Report, failure to complete the required premarket applications to the FDA could prevent the Company from marketing and selling its Products in the United States after August 8, 2022. As at the date of this Annual Report, the Company continues to evaluate the potential returns associated with the preparation and submission of PMTAs during the remainder of the six (6) year grace period to determine whether or not to continue marketing E-liquid or other vaping products in the United States after the six (6) year grace period lapses on August 8, 2022. If the Company does not submit a PMTA prior to the lapse of the six (6) year grace period or if the PMTA is denied, the Company would have to cease its E-liquid Products businesses in the United States which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

With the participation of the Company’s chief executive officer (principal executive officer) and chief financial officer (principal accounting officer), management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2017 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO"). Based on the Company’s evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as at December 31, 2017 based on the 2013 COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, the Company relies heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As the Company grows, the number of employees is expected to increase, which will enable the Company to implement adequate segregation of duties within the internal control framework.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on July 20, 2018 by the undersigned, thereunto authorized.

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

Name	Title	Date
/s/ Graham Simmonds
Graham Simmonds	Chairman/ CEO	July 20, 2018

/s/ Gerald Goldberg
Gerald Goldberg	Director	July 20, 2018

/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	July 20, 2018

/s/ Daniel Yuranyi
Daniel Yuranyi	Director/CPO	July 20, 2018

/s/ Christopher Rich
Christopher Rich	Director	July 20, 2018

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