Form 10-K/A
period 2017-12-31
GILLA INC.
filed 2018-08-16
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
 (Amendment No.3)

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

EXPLANATORY NOTE

On May 3, 2018, Gilla Inc. (the “Company” or “Gilla”) filed its Annual Report on Form 10-K (the “Form 10-K”). This Amendment No. 3 to the Form 10-K is being filed to update the Annual Report to include XBRL exhibits together with the prior disclosures responsive to comments received from the U.S. Securities and Exchange Commission regarding regulations imposed by the United States Food and Drug Administration and Item 9A as previously included in Amendment No. 2 filed on July 20, 2018. All other disclosures contained in the originally filed Form 10-K remain unchanged.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 16, 2018 by the undersigned, thereunto authorized.

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

Name	Title	Date
/s/ Graham Simmonds
Graham Simmonds	Chairman/ CEO	August 16, 2018

/s/ Gerald Goldberg
Gerald Goldberg	Director	August 16, 2018

/s/ Dr. Blaise A. Aguirre
Dr. Blaise A. Aguirre	Director	August 16, 2018

/s/ Daniel Yuranyi
Daniel Yuranyi	Director/CPO	August 16, 2018

/s/ Christopher Rich
Christopher Rich	Director	August 16, 2018

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