Form 10-Q
period 2018-06-30
GILLA INC.
filed 2018-09-28
CIK 1004411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The Registrant had 143,818,368 shares of common stock (“Common Shares” or “Common Stock”), $0.0002 par value per share, issued and outstanding as of September 28, 2018.

 GILLA, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Gilla Inc.
Condensed Consolidated Interim Balance Sheets
 (Amounts expressed in US Dollars)

	As at June 30, 2018	As at December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$42,359	$62,292
Trade receivables (net of allowance for doubtful accounts $433,227 (December 31, 2017 – $190,543)	173,996	232,386
Inventory (note 6)	600,742	451,318
Other current assets (note 5)	257,598	323,548
Total current assets	1,074,695	1,069,544

Long term assets
Property and equipment (note 7)	234,167	285,817
Website development (note 8)	4,083	5,083
Intangibles (note 9)	613,025	691,809
Goodwill (note 10)	2,376,605	2,376,605
Total long term assets	3,227,880	3,359,314

Total assets	$4,302,575	$4,428,858
LIABILITIES
Current liabilities
Accounts payable	$3,012,397	$2,335,615
Accrued liabilities (note 11 and 13)	692,656	419,436
Customer deposits	90,332	97,400
Accrued interest - related parties (note 19)	552,514	-
Loans from shareholders (note 11)	1,145,048	257,303
Due to related parties (note 19)	2,564,305	252,841
Promissory notes (note 13)	790,390	498,522
Amounts owing on acquisition (note 4)	740,248	538,952
Convertible debentures (note 14)	337,000	277,149
Term loan (note 12)	1,078,702	1,051,334
Total current liabilities	11,003,592	5,728,552

Long term liabilities
Promissory notes (note 13)	190,564	346,002
Amounts owing on acquisitions (note 4)	1,167,289	1,364,274
Loans from shareholders (note 11)	-	794,635
Accrued interest - related parties (note 19)	-	468,825
Due to related parties (note 19)	-	2,281,773
Debentures to be issued (note 14)	208,835	-
Total long term liabilities	1,566,688	5,255,509

Total liabilities	12,570,280	10,984,061

Going concern (note 2)
Related party transactions (note 19)
Commitments and contingencies (note 21)
Subsequent events (note 24)
STOCKHOLDERS’ DEFICIENCY
Common stock: $0.0002 par value, 300,000,000 common shares authorized; 143,818,368 and 134,869,261 common shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively (note 15)	$28,765	$26,976
Additional paid-in capital	13,752,666	12,758,700
Common shares to be issued (note 18)	23,000	485,184
Accumulated deficit	(22,543,391)	(19,898,841)
Accumulated other comprehensive income	471,255	72,778
Total stockholders’ deficiency	(8,267,705)	(6,555,203)

Total liabilities and stockholders’ deficiency	$4,302,575	$4,428,858

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Sales revenue	$840,759	$1,266,026	$2,106,998	$2,509,565
Cost of goods sold (note 6)	308,902	493,987	837,802	1,040,720
Gross profit	531,857	772,039	1,269,196	1,468,845

Operating expenses:
Administrative	1,023,552	1,146,710	2,476,888	2,144,060
Consulting fees - related parties (note 19)	134,373	124,245	265,348	243,704
Depreciation (note 7)	30,830	10,045	61,591	19,701
Amortization (note 8 and 9)	39,893	11,650	79,785	23,300
Stock option expense	-	1,213,605	-	1,213,605
Loss on settlement	-	23,840	-	23,840
Bad debt expense	152,019	-	245,049	161,340
Total operating expenses	1,380,667	2,530,095	3,128,661	3,829,550

Loss from operations	(848,810)	(1,758,056)	(1,859,465)	(2,360,705)

Other income (expenses):
Foreign exchange gain (loss)	(26,995)	(64,839)	(108,242)	(59,894)
Amortization of debt discount on debentures	-	(589,703)	(59,851)	(660,992)
Interest expense, net	(307,443)	(220,371)	(616,992)	(449,648)

Total other expenses	(334,438)	(874,913)	(785,085)	(1,170,534)

Net loss before income taxes	(1,183,248)	(2,632,969)	(2,644,550)	(3,531,239)
Income tax recovery	-	-	-	-
Net loss	$(1,183,248)	$(2,632,969)	$(2,644,550)	$(3,531,239)

Loss per share (basic and diluted)	$(0.008)	$(0.022)	$(0.019)	$(0.031)

Weighted average number of common shares outstanding (basic and diluted)	141,703,880	118,942,199	138,569,600	113,244,746

Comprehensive loss:
Net loss	$(1,183,248)	$(2,632,969)	$(2,644,550)	$(3,531,239)

Foreign exchange translation adjustment	193,284	(99,985)	398,477	(167,267)

Comprehensive loss	$(989,964)	$(2,732,954)	$(2,246,073)	$(3,698,506)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statement of Changes in Stockholders’ Deficiency
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-In	Shares To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Income	Deficiency
Balance, December 31, 2017	134,869,261	$26,976	$12,758,700	$485,184	$(19,898,841)	$72,778	$(6,555,203)

Private placement units issued for cash (note 15)	3,486,362	697	382,803	-	-	-	383,500

Common shares issued for settlement of consulting fees owing to unrelated parties (note 15 and 17)	790,909	158	80,842	-	-	-	81,000

Common shares issued on exercise of warrants (note 15)	50,000	10	9,990	-	-	-	10,000

Common shares issued on conversion of debentures and settlement of accrued interest on debentures (note 15)	4,621,836	924	461,260	(462,184)	-	-	-

Warrants issued as stock based compensation (note 17)	-	-	59,071	-	-	-	59,071

Foreign currency translation gain	-	-	-	-	-	398,477	398,477

Net loss	-	-	-	-	(2,644,550)	-	(2,644,550)

Balance, June 30, 2018	143,818,368	$28,765	$13,752,666	$23,000	$(22,543,391)	$471,255	$(8,267,705)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Gilla Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
 (Amounts Expressed in US Dollars)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,644,550)	$(3,531,239)
Items not requiring an outlay of cash
Depreciation	61,591	19,701
Amortization	79,785	23,300
Stock based compensation (note 17)	100,071	80,171
Amortization of debt discount on amounts owing on acquisition	126,544	-
Interest on equipment finance loan	9,644	-
Bad debt expense	245,049	161,340
Amortization of debt discount on term loan	68,768	-
Amortization of debt discount on shareholder loans	45,160	-
Amortization of debt discount on promissory notes	9,072	-
Amortization of debt discount on debentures	59,851	660,992
Interest accrued on related party fee deferrals	21,333	47,307
Stock option expense	-	1,213,605
Loss on settlement of debt	-	23,840
Interest on term loan	83,388	86,673
Changes in operating assets and liabilities
Trade receivable	(204,952)	(246,355)
Other current assets	100,687	71,905
Inventory	(163,713)	26,857
Accounts payable	753,380	(122,648)
Accrued liabilities	273,292	13,930
Customer deposits	11,667	(19,680)
Due to related parties	43,432	133,673
Accrued interest-related parties	83,688	106,270
Net cash used in operating activities	(836,813)	(1,250,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of capital assets	(19,873)	(11,673)
Net cash used in investing activities	(19,873)	(11,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to promissory notes	(51,818)	(13,000)
Proceeds from promissory notes	199,361	80,000
Payments of amounts owing on acquisitions	(50,000)	-
Repayments to term loan	(71,812)	(171,976)
Repayments to shareholder loans	-	(3,512)
Shareholder loans received	99,315	150,380
Repayments to related parties	(9,358)	(451,784)
Proceeds from related parties	-	78,569
Proceeds from sale of convertible debentures	215,270	-
Proceeds from share subscriptions	-	60,000
Proceeds from issuance of common shares	393,500	1,758,672
Net cash provided by financing activities	724,458	1,487,349
Effect of exchange rate changes on cash	112,295	(96,044)

Net (decrease) increase in cash	(19,933)	129,274

Cash at beginning of year	62,292	184,754

Cash at end of year	$42,359	$314,028

Supplemental schedule of cash flow information:
Cash paid for interest	$83,846	$101,511
Cash paid for income taxes	$-	$-

Non cash financing activities:
Common shares issued in settlement of related party and shareholder loans	$-	$222,587
Common shares issued in settlement of related party fees	$-	$154,940
Common shares issued for settlement of interest payable	$37,124	$-
Common shares issued for settlement of consulting fees payable	$81,000	$-
Common shares issued/to be issued for settlement of accounts payable	$-	$36,000
Debentures issued for settlement of related party and shareholder loans	$-	$75,000

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

2. GOING CONCERN

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2018, the Company has an accumulated deficit of $22,543,391 (December 31, 2017 – $19,898,841) and a working capital deficiency of $9,928,897 (December 31, 2017 – $4,659,008) as well as negative cash flows from operating activities of $836,813 (June 30, 2017 – $1,250,358) for the six months ended June 30, 2018. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

(a)
Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries: Gilla Operations, LLC; E Vapor Labs Inc. (“E Vapor Labs”); Gilla Enterprises Inc. (“Gilla Enterprises”) and its wholly owned subsidiaries Gilla Europe Kft., Gilla Operations Europe s.r.o. and Vape Brands International Inc. (“VBI”); Hystyle Brands Inc. (“Hystyle”); E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

(b)
Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), Company expenses all advertising costs as incurred. During the three and six month periods ended June 30, 2018, the Company expensed $92,839 (June 30, 2017 – $91,847) as corporate promotions which have been recorded as an administrative expense.

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

4. AMOUNTS OWING ON ACQUISITIONS

The Company has outstanding current amounts owing on acquisitions as follows:

	June 30, 2018	December 31, 2017
Promissory Note Settlement(a)	$120,000	$120,000
Due to TMA Vendors(b)	55,000	55,000
Earn-Out on VBI acquisition(c)	356,324	209,487
VTB on VBI acquisition (c)	208,924	154,465
	$740,248	$538,952

The Company has outstanding long term amounts owing on acquisitions as follows:

	June 30, 2018	December 31, 2017
Promissory Note Settlement(a)	$249,315	$270,967
Earn-Out on VBI acquisition(c)	746,093	871,825
VTB on VBI acquisition(c)	171,881	221,482
	$1,167,289	$1,364,274

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

On August 30, 2017, the Company entered into a settlement agreement (the “Promissory Note Settlement”) with the holders of the Unsecured Promissory Notes to settle all claims between them. As a result of the Promissory Note Settlement, the Company agreed to settle the Unsecured Promissory Notes with a total payment of $600,000 payable as two (2) payments of $20,000 due September 21, 2017 and October 21, 2017 and $10,000 per month for the following fifty-six (56) months beginning November 21, 2017. The Company may prepay the balance of the Promissory Note Settlement at any time and would receive a 10% discount on the outstanding balance upon doing so. A 15% discount rate has been used to calculate the present value of the Promissory Note Settlement based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the Promissory Note Settlement, interest will be accrued at 15% per annum to accrete the Promissory Note Settlement to its respective principal amount. During the six month period ended June 30, 2018, the Company recorded $28,348 in interest expense related to the accretion of the Promissory Note Settlement (June 30, 2017 – $nil).

Total
Present value of Promissory Note Settlement at the settlement date	$431,033
Payments made	(60,000)
Interest expense related to accretion	19,934
Present value at December 31, 2017	390,967
Payments made	(50,000)
Interest expense related to accretion	28,348
Less: Current amount owing	(120,000)
Long term portion at June 30, 2018	$249,315

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

On April 15, 2016, the Company entered into a settlement agreement (the “TMA Settlement Agreement”) with TMA and the vendors of TMA (collectively, the “TMA Vendors”). Subject to the terms and conditions of the TMA Settlement Agreement, the parties settled: (i) any and all compensation and expenses owing by the Company to the TMA Vendors and (ii) the $400,000 of Amounts Owing on Acquisition in exchange for the Company paying to the TMA Vendors a total settlement consideration of $133,163 payable as $100,000 in cash and $33,163 in the Company’s assets as a payment-in-kind. As at June 30, 2018, $55,000 (December 31, 2017 – $55,000) remains payable to the TMA Vendors.

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

Total
Present value of Earn-Out at the acquisition date	$1,025,217
Interest expense related to accretion	59,110
Exchange rate differences	(3,015)
Present value at December 31, 2017	$1,081,312
Interest expense related to accretion	74,859
Exchange rate differences	(53,754)
Less: Current amount owing	(356,324)
Long term portion at June 30, 2018	$746,093

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the VTB, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	26,681
Exchange rate differences	(7,177)
Present value at December 31, 2017	$375,947
Interest expense related to accretion	23,337
Exchange rate differences	(18,479)
Less: Current amount owing	(208,924)
Long term portion at June 30, 2018	$171,881

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

	June 30, 2018	June 30, 2017
Pro forma revenue	$2,106,998	$3,385,834
Pro forma loss from operations	$2,004,737	$2,406,685
Pro forma net loss	$2,789,822	$3,574,312

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2018	December 31, 2017
Vendor deposits	$45,821	$22,760
Prepaid expenses	49,383	17,240
Trade currency	-	23,550
Other receivables	162,394	259,998
	$257,598	$323,548

Other receivables include VAT receivable, HST receivable and holdback amounts related to the Company’s merchant services accounts.

6. INVENTORY

Inventory consists of the following:

	June 30, 2018	December 31, 2017
E-liquid bottles - finished goods	$130,491	$104,092
E-liquid components	106,171	113,620
Bottles and packaging	364,080	233,606
	$600,742	$451,318

During the three month and six month periods ended June 30, 2018, the Company expensed $308,902 and $837,802, respectively, of inventory as cost of goods sold. During the three month and six month periods ended June 30, 2017, the Company expensed $493,987 and $1,040,720, respectively, of inventory as cost of goods sold. At June 30, 2018, the full amount of the Company’s inventory serves as collateral for the Company’s secured borrowings. No provision has been recorded against inventory.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net	Net
Furniture and equipment	$78,147	$49,089	$29,058	$41,756
Leasehold improvements	71,514	31,389	40,125	61,904
Computer hardware	38,473	26,258	12,215	18,906
Manufacturing equipment	226,211	73,442	152,769	163,251
	$414,345	$180,178	$234,167	$285,817

During the three month and six month periods ended June 30, 2018, the Company expensed $30,830 and $61,591, respectively, in depreciation. During the three month and six month periods ended June 30, 2017, the Company expensed $10,045 and $19,701, respectively, in depreciation. At June 30, 2018, the full amount of the Company’s property and equipment serves as collateral for the Company’s secured borrowings.

8. WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Net
VaporLiq website	$10,000	$5,917	$4,083	$5,083

Amortization expense on website development for the three and six month periods ended June 30, 2018 amounted to $500 and $1,000, respectively. Amortization expense on website development for the three and six months ended June 30, 2017 amounted to $500 and $1,000, respectively. The estimated amortization expense for the years ended December 31, 2018 and 2019 approximates $2,000 per year. For the year ended December 31, 2020, estimated amortization expense approximates $1,083.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Net
Brands	$394,413	$91,142	$303,271	$342,712
Customer relationships	393,433	83,679	309,754	349,097
	$787,846	$174,821	$613,025	$691,809

Amortization expense on intangible assets for the three and six month periods ended June 30, 2018, amounted to $39,393 and $78,785, respectively. Amortization expense on intangible assets for the three and six month periods ended June 30, 2017, amounted to $11,150 and $22,300, respectively. The estimated amortization expense for the years ending December 31, 2018 and 2019 approximates $157,564 per year. For the years ending December 31, 2020, December 31, 2021 and December 31, 2022 estimated amortization expense approximates $153,464, $140,964 and $82,253, respectively.

10. GOODWILL

	June 30, 2018	December 31, 2017
Opening balance	$2,376,605	$889,496
Acquisition of VBI (Note 4)	-	1,596,553
Impairment	-	(109,444)
End of period	$2,376,605	$2,376,605

During the year ended December 31, 2017, the Company tested goodwill for impairment, and as a result, the Company fully impaired goodwill related to the acquisition of the assets of Vapor Liq in the amount of $109,444 which represented the value of business acumen and access to key E-liquid brands acquired. The goodwill has been impaired as it is difficult to allocate value to VaporLiq business acumen and new purchases of brands are not due to business acumen acquired from the acquisition.

11. LOANS FROM SHAREHOLDERS

The Company has outstanding current loans from shareholders as follows:

	June 30, 2018	December 31, 2017
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(i)	$12,496	$13,116
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(ii)	350,225	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	94,234	-
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matured on March 2, 2018(iv)	243,008	244,187
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(v)	142,605	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	204,638	-
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(vii)	97,842	-
	$1,145,048	$257,303

The Company has outstanding long term loans from shareholders as follows:

	June 30, 2018	December 31, 2017
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(ii)	$-	$351,679
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	-	90,828
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(v)	-	144,611
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	-	207,517
	$-	$794,635

(i)
During the three and six month periods ended June 30, 2018, the Company accrued interest of $1,523 and $2,890, respectively, on this shareholder loan (June 30, 2017 – $1,327 and $2,726). Total accrued interest owing on such shareholder loan at June 30, 2018 was $21,316 (December 31, 2017 – $19,341) which is included in accrued liabilities.

(ii)
On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 16(h and dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Secured Note was $350,225 (December 31, 2017 – $351,679) including a debt discount of $29,475 (December 31, 2017 - $46,871). During the three and six month periods ended June 30, 2018, the Company expensed $9,901 and $17,396, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $13,972 and $26,775, respectively, on the Secured Note (June 30, 2017 – $12,114 and $24,028). Total accrued interest owing on the Secured Note at June 30, 2018 was $171,537 (December 31, 2017 – $151,948) which is included in accrued liabilities.

(iii)
On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 15(h and dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Secured Note No.2 was $94,234 (December 31, 2017 - $90,828) including a debt discount of $5,766 (December 31, 2017 – $9,172). During the three and six month periods ended June 30, 2018, the Company expensed $1,938 and $3,406, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $3,573 and $7,058, respectively, on the Secured Note No.2 (June 30, 2017 – $3,234 and $6,389). Total accrued interest owing on the Secured Note No.2 at June 30, 2018 was $45,315 (December 31, 2017 – $38,257) which is included in accrued liabilities.

(iv)
On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000, with the first tranche (“Loan Tranche A”) received on March 3, 2016 and the second tranche (“Loan Tranche B”) received on April 14, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and matured on March 2, 2018, whereby the outstanding principal together with all accrued and unpaid interest thereon became due and payable. The Company was also to repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company could elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 16(d)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Shareholder Loan was $243,008 (December 31, 2017 – $244,187 including a debt discount of $10,885 and the debt discount on this loan had fully accreted. During the three and six month periods ended June 30, 2018, the Company expensed $nil and $10,885 in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (see (vii) below).

During the three and six month periods ended June 30, 2018, the Company accrued interest of $4,643 and $8,943, respectively, on the Shareholder Loan (June 30, 2017 – $8,048 and $16,042). Total accrued interest owing on the Shareholder Loan at June 30, 2018 was $69,760 (December 31, 2017 – $61,523) which is included in accrued liabilities. At June 30, 2018, the Shareholder Loan was in default.

(v)
On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and was to mature on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 16(j)). During the year ended December 31, 2017, the Company and the shareholder extended the maturity date of Bridge Loan to April 30, 2019 and, commencing on November 15, 2017, the Company began accruing interest at a rate of 10% per annum. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Bridge Loan was $142,605 (December 31, 2017 - $144,611) including a debt discount of $9,275 (December 31, 2017 – $14,809). During the three and six month periods ended June 30, 2018, the Company expensed $3,144 and $5,534, respectively, in interest expense related to the amortization of the debt discount. The amendment to the Bridge Loan was accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $4,097 and $8,093, respectively, on the Bridge Loan (June 30, 2017 – $nil and $nil). Total accrued interest owing on the Bridge Loan at June 30, 2018 was $9,755 (December 31, 2017 – $1,998) which is included in accrued liabilities.

(vi)
On November 15, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (the “Shareholder Loan No.2”). Upon assumption of the Shareholder Loan No.2, CAD $52,000 (USD $41,449) was offset by the amount held in trust by the shareholder under the Shareholder Loan (see (v) above) and CAD $11,000 (USD $8,769) was forgiven by the shareholder. During the year ended December 31, 2017 and as a result of the loan forgiveness, the Company recorded a gain on loan settlement in the amount of $8,221 and the principal amount due under the Shareholder Loan No.2 was CAD $287,000. The Company agreed to repay the unpaid principal amount of the Shareholder Loan No.2 on or before April 30, 2019, bearing interest at a rate of 10% per annum, such interest to accrue monthly and due at maturity. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Shareholder Loan No.2 was $204,638 (December 31, 2017 - $207,517) including a debt discount of $13,310 (December 31, 2017 – $16,939). During the three and six month periods ended June 30, 2018, the Company expensed $4,512 and $7,940, respectively, in interest expense related to the amortization of the debt discount.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $5,951 and $11,756, respectively, on the Shareholder Loan No.2 (June 30, 2017 – $nil and $nil). Total accrued interest owing on the Shareholder Loan No.2 at June 30, 2018 was $16,836 (December 31, 2017 – $5,701) which is included in accrued liabilities.

(vii)
On March 21, 2018, the Company received CAD $31,000 (USD $24,044) from a shareholder of the Company. On May 4, 2018 and May 7, 2018, the Company received a further USD $50,000 and CAD $32,000 (USD $24,301) from the Shareholder. The loan bears interest of 1.5% per month on a cumulative basis is unsecured and has no specific terms of repayment. As at June 30, 2018, the value of this shareholder loan was $97,842 (December 31, 2017 - $nil).

During the three and six month periods ended June 30, 2018, the Company accrued interest of $4,442 and $4,547, respectively on this shareholder loan (June 30, 2017 – $nil and $nil). Total accrued interest owing on such shareholder loan at June 30, 2018 was $4,477 (December 31, 2017 – $nil) which is included in accrued liabilities.

12. TERM LOAN

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured by an intercreditor and subordination agreement as well as a security agreement. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 16(c)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16(c)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 16(g)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares (note 16(c)) issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares (note 16(c)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.
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

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Term Loan was $1,078,702 including a debt discount of $nil (December 31, 2017 – $1,051,334 including a debt discount of $54,815). During the three and six month periods ended June 30, 2018, the Company expensed $43,333 and $68,768, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the three and six month periods ended June 30, 2018, the Company expensed $40,811 and $83,388 in interest on the Term Loan (June 30, 2017 – $42,120 and $86,673). Pursuant to the Cash Sweep, during the six month period ended June 30, 2018, the Company paid a total of $71,812 to the Lenders consisting of $69,602 in interest and $2,210 in principal repayments. During the six month period ended June 30, 2017, the Company paid a total of $171,976 to the Lenders consisting of $101,511 in interest and $70,465 in principal payments.

The amount owing on the Term Loan is as follows:

	June 30, 2018	December 31, 2017
Opening balance/amount advanced	$1,051,334	$1,061,269
Accretion of debt discount	68,768	14,300
Exchange loss (gain) during the period/year	(52,976)	86,143
Principal payments made	(2,210)	(88,066)
Interest accrued	83,388	173,035
Interest payments made	(69,602)	(195,347)
Ending balance	$1,078,702	$1,051,334

13. PROMISSORY NOTES

The Company has outstanding current promissory notes as follows:

	June 30, 2018	December 31, 2017

Unsecured, bears interest at 15% per annum, matures April 12, 2018(i)	$222,775	$230,109
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	227,820	-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	30,000	30,000
Secured, bears interest at RBP + 2% per annum, due on demand(iv)	37,970	39,855
Secured, bears interest at RBP + 3% per annum, due on demand(v)	53,659	64,774
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	19,364	23,441
Unsecured, interest free, matured October 29, 2017(vii)	-	7,971
Secured, bears interest at 24%, matured March 6, 2018 (viii)	-	102,372
Unsecured, bears interest at 15% per annum, matured April 20, 2018(ix)	49,361	-
Equipment Facility, secured, bears interest at 15% per annum, matures April 1, 2020 (x)	149,441	-
	$790,390	$498,522

The Company has outstanding long term promissory notes as follows:

	June 30, 2018	December 31, 2017
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	$-	$234,034
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	-	17,500
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	84,358	94,468
Equipment Facility, secured, bears interest at 15% per annum, matures April 1, 2020 (x)	106,206	-
	$190,564	$346,002

(i)
On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD $300,000. The promissory note matured on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares of the Company exercisable at $0.20 per share until April 11, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the three and six month periods ended June 30, 2018, the Company expensed $2,306 and $3,976, respectively, in interest expense related to the amortization of the debt discount (note 16(cc)).

During the three and six month periods ended June 30, 2018, the Company accrued $9,679 and $19,066, respectively, in interest on the promissory note which has been recorded in accrued liabilities (June 30, 2017 – $nil and $nil). At June 30, 2018, the value of the promissory note was $222,775 inclusive of a debt discount of $5,045 (December 31, 2017 – $230,109 inclusive of a debt discount of $9,021). As at the date of these financial statements, this note is currently in default.

(ii)
On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the three and six month periods ended June 30, 2018, the Company expensed $1,283 and $5,096, respectively, in interest expense related to the amortization of the debt discount (note 16(aa)).

During the three and six month periods ended June 30, 2018, the Company accrued $9,473 and $18,962, respectively, in interest on the promissory note which has been recorded in accrued liabilities (June 30, 2017 – $nil and $nil). At June 30, 2018, the value of the promissory note was $227,820 inclusive of a debt discount of $nil (December 31, 2017 – $234,034 inclusive of a debt discount of $5,096).

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

During the three and six month periods ended June 30, 2018, the Company expensed and paid $2,700 and $5,400, respectively, in interest on the promissory note (June 30, 2017 – $nil and $nil). At June 30, 2018 the value of the promissory note was $30,000 (December 31, 2017 - $47,500).

(iv)
On July 18, 2016, VBI entered into a revolving credit facility with The Royal Bank of Canada (“RBC”) for CAD $50,000. The facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears.

During the three and six month periods ended June 30, 2018, the Company expensed and paid $538 and $1,052, respectively, in interest on the facility (June 30, 2017 – $nil and $nil). At June 30, 2018, $37,970 (December 31, 2017 - $39,855) in principal remains owing on the facility.

(v)
On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000. The facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%, maturing on July 18, 2021. Interest is payable monthly in arrears and the Company is required to make monthly principal payments of CAD $1,416.

During the three and six month periods ended June 30, 2018, the Company paid $945 and $1,922, respectively, in interest (June 30, 2017 – $nil and $nil) and made principal repayments of $8,051 on the facility. At June 30, 2018, $53,659 (December 31, 2017 - $64,774) in principal remains owing on the facility.

(vi)
On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132. Under the lease agreement, the Company is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451, the lease matures on October 13, 2023.

During the three and six month periods ended June 30, 2018, the Company paid $1,277 and $2,634, respectively, in interest (June 30, 2017 – $nil and $nil) and made principal repayments of $8,611 on the facility. At June 30, 2018, a total of $103,722 (December 31, 2017 - $117,909) in principal remains payable under the lease with $19,364 (December 31, 2017 – $23,441) being allocated to current liabilities and $84,358 (December 31, 2017 – $94,468) being allocated to long term liabilities on the consolidated balance sheet.

(vii)
On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000. Pursuant to the share purchase agreement, the Company agreed to repay the loan to the vendor with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan was unsecured, interest free as was repaid at March 31, 2018.

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

During the three and six month periods ended June 30, 2018, the Company accrued $nil and $6,227, respectively, in interest (June 30, 2017 – $nil and $nil) and $nil and $419, respectively, in standby fees (June 30, 2017 – $nil and $nil) on the Revolving Facility. On April 2, 2018 and in connection with the Equipment Facility (note 13(x)), the Revolving Facility was terminated and retired and all amounts due under the Revolving Facility were rolled into the Equipment Facility.

(ix)
On April 3, 2018, the Company issued an unsecured promissory note in the principal amount of CAD $65,000 (USD $49,361). The promissory note matured on April 20, 2018 and bears interest at a rate of 15% per annum, accrued monthly but subject to a minimum interest payment of CAD $750. During the three and six months ended June 30, 2018, the Company expensed $1,932 in interest as a result of this promissory note (June 30, 2017 - $nil). The Company is currently in default on this promissory note.

(x)
On April 2, 2018, the Company entered into an equipment financing facility (the “Equipment Facility”) in the aggregate principal amount of CAD $340,850 (USD $258,841). The Equipment Facility is secured by certain equipment of the Company, due April 1, 2020 and bears interest at a rate of 15% per annum. The Company shall be required to make principal and interest payments of CAD $16,527, monthly in arrears. On April 2, 2018 and in connection with the Equipment Facility, the Revolving Facility entered into on December 7, 2017 was terminated and retired and all amounts due under the Revolving Facility were rolled into the Equipment Facility. On April 11, 2018, the Company received the full balance of the aggregate principal amount made available to the Company under the Equipment Facility.

During the three and six months ended June 30, 2018, the Company expensed $12,320 in interest as a result of the Equipment Facility. During the six month period ended June 30, 2018, the Company made a payment of $12,550 including $9,315 in principal and $3,236 in interest. At June 30, 2018, a total of $255,647 (December 31, 2017 - $nil) in principal remains payable under the facility with $149,441 (December 31, 2017 – $nil) being allocated to current liabilities and $106,206 (December 31, 2017 – $nil) being allocated to long term liabilities on the consolidated balance sheet.

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

Convertible Debentures Series C

On May 20, 2016, the Company issued 375 unsecured subordinated convertible debenture units (the “Convertible Debentures Series C”) for proceeds of $375,000. Each Convertible Debentures Series C consisted of an unsecured subordinated convertible debenture having a principal amount of $1,000 and warrants for the purchase of 10,000 Common Shares at a price of $0.20 per share for a period of twenty-four months from the date of issuance (note 16(e)). The Convertible Debentures Series C matured on January 31, 2018 and charged interest at a rate of 8% per annum, accrued quarterly in arrears. The face value of the Convertible Debentures Series C, together with all accrued and unpaid interest thereon, are convertible into Common Shares at a fixed conversion rate of $0.10 per share at any time prior to maturity. The Company also has the option to force conversion of any outstanding Convertible Debentures Series C at any time after six months from issuance and prior to maturity. For Canadian holders, the Company may only force conversion of any outstanding Convertible Debentures Series C at such time that the Company is a reporting issuer within the jurisdiction of Canada. Of the $375,000 in face value of Convertible Debentures Series C issued on May 20, 2016 (“Convertible Debentures Series C-1”), $55,000 were issued in settlement of amounts owing to related parties (note 19(c)) and $10,000 were issued in settlement of amounts owing to an employee. The Company incurred costs of $22,725 as a result of the issuance of Convertible Debentures Series C-1 on May 20, 2016.

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

For the face value $375,000 of Convertible Debentures Series C-1 issued on May 20, 2016, the relative fair value of the warrants included in the issuance totaling $234,737 (note 16(e)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-1 was calculated to be $140,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $117,538, net of transaction costs, was recorded in additional paid-in capital.

For the face value $275,000 of Convertible Debentures Series C-2 issued on December 31, 2016, the relative fair value of the warrants included in the issuance totaling $143,871 (note 16(i)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-2 was calculated to be $131,129. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $131,129, was recorded in additional paid-in capital.

For the face value $75,000 of Convertible Debentures Series C-3 issued on January 20, 2017, the relative fair value of the warrants included in the issuance totaling $43,737 (note 16(k)) was calculated using the Black-Scholes option pricing model. The resulting fair value of such Convertible Debentures Series C-3 was calculated to be $31,263. The calculation of the effective conversion amount resulted in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance and a BCF in the amount of $31,263, was recorded in additional paid-in capital.

The BCF and the fair value of the warrants, which represents debt discount, is accreted over the life of the Convertible Debentures using the effective interest rate. Amortization of debt discount was recorded as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Convertible Debentures Series B	$38,190	$40,104	$38,190	$83,841
Conversion of Convertible Debentures Series B	-	342,399	-	342,399
Convertible Debentures Series C-1	21,661	24,412	21,661	44,584
Conversion of Convertible Debentures Series C-1	-	163,599	-	163,599
Convertible Debentures Series C-2	-	15,077	-	20,286
Convertible Debentures Series C-3	-	4,112	-	6,283
	$59,851	$589,703	$59,851	$660,992

Convertible Debentures as of June 30, 2018 and December 31, 2017, are as follows:

Balance, December 31, 2016	$83,704
Face Value Convertible Debentures Series C-3	75,000
Relative fair value of detachable warrants	(43,737)
BCF	(31,263)
Conversion of Convertible Debentures Series B	(423,000)
Conversion of Convertible Debenture Series C-1	(265,000)
Conversion of Convertible Debenture Series C-2	(275,000)
Conversion of Convertible Debenture Series C-3	(75,000)
Amortization of debt discount	1,231,445
Balance, December 31, 2017	$277,149
Amortization of debt discount	59,851
Balance, June 30, 2018	$337,000

Conversions and Repayments of Convertible Debentures Series A

The Company received forms of election whereby holders of the Convertible Debentures Series A elected to convert the face value of the debentures into Common Shares at $0.07 per share pursuant to the terms of the Convertible Debentures Series A. As at June 30, 2018, the Company received the following forms of elections from holders of the Convertible Debentures:

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

As at June 30, 2018, all Convertible Debentures Series A had been fully settled and only the 328,571 Common Shares valued at $23,000 remain unissued (note 18).

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

As at June 30, 2018, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

Interest on Convertible Debentures

During the three and six month periods ended June 30, 2018, the Company recorded interest expense in the amount of $6,721 and $13,369, respectively, on the Convertible Debentures (June 30, 2017 – $19,229 and $46,023). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

Convertible Debentures to be Issued in Hystyle

During the three months and six months ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $189,850 (CAD $250,000) in subscriptions for 250 unsecured subordinated convertible debenture units (“Convertible Debentures Series H-1”), $6,835 (CAD $9,000) of which from a director of the Company. Each unit of Convertible Debentures Series H-1 shall be comprised of CAD $1,000 in principal of 5% unsecured subordinated convertible debentures and 1,333 common share purchase warrants. The principal amount and accrued interest thereon shall be due twenty-four (24) months from closing and shall be convertible into common shares of Hystyle anytime after ninety (90) days from closing until maturity at a conversion price of CAD $0.375 per share. Hystyle shall also have the option to force conversion of the principal and interest of the Convertible Debentures Series H-1 at any time prior to maturity if Hystyle is listed on a recognized stock exchange. The warrants shall be exercisable for a period of eighteen (18) months from closing at an exercise price of CAD $0.50 per share. The Convertible Debentures Series H-1 remain unissued.

During the three and six months ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $18,985 (CAD $25,000) in subscriptions for 25 unsecured subordinated convertible debenture units (“Convertible Debentures Series H-2”). Each unit of Convertible Debentures Series H-2 shall be comprised of CAD $1,000 in principal of 8% unsecured subordinated convertible debentures and 1,000 common share purchase warrants. The principal amount and accrued interest thereon shall be due twenty-four (24) months from closing and shall be convertible into common shares of Hystyle anytime after ninety (90) days from closing until maturity at a conversion price of CAD $0.50 per share. Hystyle shall also have the option to force conversion of the principal and interest of the Convertible Debentures Series H-2 at any time prior to maturity if Hystyle is listed on a recognized stock exchange. The warrants shall be exercisable for a period of eighteen (18) months from closing at an exercise price of CAD $0.80 per share. The Convertible Debentures Series H-2 remain unissued.

15. COMMON STOCK

During the six month period ended June 30, 2018, the Company:

●
Issued 600,000 Common Shares at a price of $0.10 per share, for a fair value of $60,000 related to a six month consulting agreement; the $60,000 was booked as a prepaid to be expensed over the life of the agreement. During the six months ended June 30, 2018, the Company expensed $20,000 from the prepaid as stock based compensation;

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

16. WARRANTS

The following schedule summarizes the outstanding warrants for the purchase of Common Shares of the Company:

	June 30, 2018			December 31, 2017
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life Remaining (yrs)
Beginning of period	28,237,782	$0.23	0.84	17,560,000	$0.23	1.21
Issued	250,000	0.20	1.84	18,927,782	0.21	1.61
Cancelled	-	-	-	(1,750,000)	0.25	-
Expired	(5,560,000)	0.21	-	(6,500,000)	0.27	-
End of period	22,927,782	$0.21	0.47	28,237,782	$0.23	0.84

The Company has issued warrants for the purchase of Common Shares of the Company as follows:

Issuance Date		Number of Warrants	Expected Life in Years	Exercise Price ($)	Risk Free Rate	Dividend Yield	Expected Volatility	Fair Value ($)
May 29, 2015	(a)	250,000	2.00	0.40	0.85%	Nil	298%	35,362
May 29, 2015	(a)	250,000	2.00	0.50	0.85%	Nil	298%	35,134
May 29, 2015	(a)	250,000	2.00	0.60	0.85%	Nil	298%	34,934
May 29, 2015	(a)	250,000	2.00	0.70	0.85%	Nil	298%	34,755
December 31, 2015	(b)	3,250,000	2.00	0.20	1.19%	Nil	265%	516,343
January 18, 2016	(c)	250,000	2.46	0.20	0.91%	Nil	263%	51,598
March 2, 2016	(d)	1,000,000	2.00	0.20	0.91%	Nil	271%	158,995
May 20, 2016	(e)	3,750,000	2.00	0.20	1.03%	Nil	259%	234,737
May 20, 2016	(f)	85,000	2.00	0.20	1.03%	Nil	259%	14,225
July 15, 2016	(g)	300,000	2.46	0.20	0.91%	Nil	263%	45,799
December 22, 2016	(h)	250,000	1.50	0.20	0.87%	Nil	180%	18,840
December 31, 2016	(i)	2,750,000	2.00	0.20	1.20%	Nil	259%	143,871
January 12, 2017	(j)	50,000	1.00	0.20	0.81%	Nil	191%	4,988
January 20, 2017	(k)	750,000	2.00	0.20	1.20%	Nil	267%	43,737
January 31, 2017	(l)	3,773,006	1.00	0.20	0.84%	Nil	173%	224,479
January 31, 2017	(m)	411,361	1.00	0.20	0.84%	Nil	173%	24,474
February 17, 2017	(n)	907,948	1.00	0.20	0.82%	Nil	167%	63,641
February 17, 2017	(o)	108,954	1.00	0.20	0.82%	Nil	167%	7,615
March 8, 2017	(p)	1,500,000	2.00	0.25	1.36%	Nil	266%	193,438
March 21, 2017	(q)	3,270,045	1.00	0.20	1.00%	Nil	165%	236,773
March 21, 2017	(r)	27,623	1.00	0.20	1.00%	Nil	165%	2,000
April 4, 2017	(s)	250,000	1.00	0.20	1.03%	Nil	163%	19,703
April 6, 2017	(t)	500,000	2.00	0.25	1.24%	Nil	167%	52,643
June 2, 2017	(u)	1,634,615	1.00	0.20	1,16%	Nil	171%	110,602
June 16, 2017	(v)	769,230	1.00	0.20	1.21%	Nil	171%	57,765
June 28, 2017	(w)	300,000	1.00	0.20	1.21%	Nil	159%	23,020
July 1, 2017	(x)	75,000	1.50	0.20	1.24%	Nil	158%	7,000
July 31, 2017	(y)	2,000,000	2.00	0.20	1.34%	Nil	245%	252,631
July 31, 2017	(z)	1,000,000	2.00	0.20	1.34%	Nil	245%	21,930
August 18, 2017	(aa)	150,000	1.50	0.20	1.24%	Nil	159%	11,233
October 1, 2017	(bb)	350,000	1.50	0.20	1.31%	Nil	161%	36,925
October 12, 2017	(cc)	100,000	1.50	0.20	1.41%	Nil	159%	8,860
November 15, 2017	(dd)	1,000,000	1.50	0.20	1.55%	Nil	137%	89,053
February 1, 2018	(ee)	250,000	2.00	0.20	1.26%	Nil	206%	33,681
		31,812,782						2,850,784

(a)
Issued in connection to a commission agreement. The warrants vest in four tranches of 250,000 warrants each. The first tranche has an exercise price of $0.40 per share and vested upon execution of the agreement. The second tranche has an exercise price of $0.50 per share and will vest upon the sales agent delivering $500,001 in sales revenue to Gilla Worldwide. The third tranche has an exercise price of $0.60 per share and will vest upon the sales agent delivering $1,000,001 in sales revenue to Gilla Worldwide. The fourth tranche has an exercise price of $0.70 per share and will vest upon the sales agent delivering $1,500,001 in sales revenue Gilla Worldwide. During the year ended December 31, 2015, the Company booked the fair value of the vested warrants in the amount of $35,362 as a prepaid to be expensed over the two year life of the commission agreement. During the six month period ended June 30, 2018, the Company expensed $nil in stock based compensation which has been recorded as an administrative expense (June 30, 2017 – $7,367). No portion of the value of the unvested warrants has been expensed as the sales agent had not yet delivered any sales revenue to Gilla Worldwide.

(b)
Issued in connection to the issuance of Convertible Debentures Series B (note 14). The relative fair value of the warrants in the amount of $516,343, along with the BCF, represents debt discount on the Convertible Debentures Series B and is accreted over the life of the convertible debentures using the effective interest rate. During the six month periods ended June 30, 2018 and 2017, the Company recorded interest expense in the amount of $38,190 and $83,841, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series B.

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

(d)
Issued in connection to the Loan Agreement (note 11(iv)). The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable. During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $158,995 the fair value of the warrants issued were recorded as debt discount to be amortized over the life of the Shareholder Loan.

(e)
Issued in connection to the issuance of Convertible Debentures Series C-1 (note 14). The relative fair value of the warrants in the amount of $234,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-1 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended June 30, 2018 and 2017, the Company recorded interest expense in the amount of $21,661 and $38,385, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-1.

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

(h)
Issued in connection to the Secured Notes (note 11(ii and iii)). During the year ended December 31, 2016, the Company booked the fair value of the warrants in the amount of $18,840 were recorded as debt discount to be amortized over the life of the Secured Notes.

(i)
Issued in connection to the issuance of Convertible Debentures Series C-2 (note 14). The relative fair value of the warrants in the amount of $143,871, along with the BCF, represents debt discount on the Convertible Debentures Series C-2 and is accreted over the life of the convertible debentures using the effective interest rate. During the six month periods ended June 30, 2018 and 2017, the Company recorded interest expense in the amount of $nil and $11,022, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-2.

(j)
Issued in connection to the Bridge Loan Agreement (note 11(v)). During the years ended During the six month periods ended June 30, 2018 and 2017, the Company expensed the fair value of the warrants in the amount of $nil and $4,988, respectively, as financing fees which has been recorded as interest expense.

(k)
Issued in connection to the issuance of Convertible Debentures Series C-3 (note 14). The relative fair value of the warrants in the amount of $43,737, along with the BCF, represents debt discount on the Convertible Debentures Series C-3 and is accreted over the life of the convertible debentures using the effective interest rate. During the three month periods ended June 30, 2018 and 2017, the Company recorded interest expense in the amount of $nil and $20,286, respectively, related to debt discount which includes the accretion of the BCF of the Convertible Debentures Series C-3.

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

(p)
Issued in connection to an employment agreement. The warrants will vest in three equal tranches, with the first tranche vesting upon the employee generating over $25,000 in sales of new business for two consecutive months, the second tranche vesting upon the employee generating cumulative sales of over $500,000 and the third tranche vesting upon the employee generating cumulative sales of over $1,000,000 of new business. At June 30, 2018, no stock based compensation has been recorded as the employee has not yet begun to generate new business sales.

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

(t)
Issued in connection to an employment agreement, the warrants shall vest in two equal tranches, with the first tranche vesting upon the commercial sale of a new product to be developed by the employee and the second tranche vesting upon the commercial sale of a total of two new products developed by the employee. Both tranches have fully vested, the Company has recorded $nil in stock based compensation during the six month periods ended June 30, 2018 and 2017 related to these warrants.

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

(x)
Issued in connection with a consulting agreement. During the six month periods ended June 30, 2018 and 2017, the Company expensed $nil, as stock-based compensation which was recorded as an administrative expense.

(y)
Issued in connection with the acquisition of a subsidiary (note 4(c)).

(z)
Issued in connection to an employment agreement, the warrants shall vest in four equal tranches every six months following the date of issuance. During the six month periods ended June 30, 2018 and 2017, the Company expensed $39,474 and $nil, respectively, as stock-based compensation which was recorded as an administrative expense.

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

(dd)
Issued in connection with the extension of the Shareholder Loans (note 11(ii, iii vi, and vi)). During the year ended December 31, 2017, the Company booked the relative fair value of the warrants in the amount of $89,053 were recorded as debt discount to be amortized over the life of the Shareholder Loans.

(ee)
Issued in connection to a consulting agreement. The warrants vest in eight tranches of 31,250 warrants each. The first tranche vested upon execution of the agreement and the remaining tranches vest every three months thereafter. During the three month periods ended June 30, 2018 and 2017, the Company expensed $19,597 and $nil, respectively, in stock based compensation which has been recorded as an administrative expense.

17. STOCK BASED COMPENSATION

The Company recorded stock based compensation as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Warrants Issued as Stock Based Compensation
Warrants issued in connection to the Bridge Loan Agreement (note 11(v))	$-	$-	$-	$4,988
Warrants issued as commission related to private placements units	-	-	-	34,089
Warrants issued in relation to consulting agreements	25,216	35,094	59,071	35,094
Total Warrants Issued as Stock Based Compensation	25,216	35,094	59,071	74,171

Issuance of stock options	-	1,213,605	-	1,213,605
Shares issued for consulting fees	21,000	6,000	41,000	6,000
Total Stock Based Compensation	$46,216	$1,254,699	$100,071	$1,293,776

18. SHARES TO BE ISSUED

As at June 30, 2018, the Company has $23,000 in Common Shares to be issued, consisting of the following:

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

Advances from related parties due over the next 12 months are as follows:

	June 30, 2018	December 31, 2017
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$918,577	$169,666
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	668,638	-
Consulting fees owing to persons related to Officers who are also Directors of the Company	144,892	485
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	517,851	-
Amounts payable to a corporation related by virtue of a common Officer of the Company	69,824	-
Directors fees payable to Directors of the Company	140,500	-
Incentive fee bonus	104,023	82,690
	$2,564,305	$252,841

During the year ended December 31, 2017, the following related parties agreed to defer amounts payable to them until April 30, 2019:

	June 30, 2018	December 31, 2017
Advances by and amounts payable to Officers of the Company, two of which are also Directors	$-	$856,975
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	-	682,360
Consulting fees owing to persons related to Officers who are also Directors of the Company	-	76,348
Advances by Officers of the Company, one of which is also a Director, bears interest at 1.5% per month	-	552,590
Consulting fees and directors fees payable to Directors of the Company	-	113,500
	$-	$2,281,773

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

During the year ended December 31, 2016, the Company deferred amounts payable to a number of related parties. The amounts were non-interest bearing and payable on April 1, 2018, in exchange for agreeing to defer the fees, the Directors and Officers would receive an incentive bonus equal to 10% of the amount deferred and payable on April 1, 2018. The incentive bonus would be expensed over the term of the deferrals. During the six month period ended June 30, 2018 and 2017, the Company expensed $21,333 and $47,307, respectively, in interest expense related to the incentive bonus.

(b)	Interest accrued to related parties were as follows:

	June 30, 2018	December 31, 2017

Interest accrued on advances by Officers of the Company, one of which is also a Director	$477,631	$413,477
Advances by and consulting fees payable to a corporation owned by two Officers of the Company, one of which is also a Director	74,883	55,348
	$552,514	$468,825

During the year ended December 31, 2017, the Company deferred the interest owing to related parties until April 30, 2019.

(c)	Transactions with related parties were as follows:

During the six month period ended June 30, 2018, the Company expensed $21,715 (June 30, 2017 – $20,689) in costs related to vehicles for the benefit of three Officers, two of which are also Directors of the Company, and for the benefit of a person related to an Officer and Director of the Company. The Company also expensed $12,933 (June 30, 2017 – $48,532) in travel and entertainment expenses incurred by Officers and Directors of the Company. During the six month period ended June 30, 2018, the Company received $162,334 from a related corporation for accounting and administrative services provided, $69,824 of this amount is an advance on services to be provided.

During the six month period ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $6,835 (CAD $9,000) from a director of the Company in subscriptions for 9 units of the Convertible Debentures Series H-1 (note 14).

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

On January 20, 2017, the Company issued 65 units of Convertible Debentures Series C-3 in settlement of $65,000 owing to a related party (note 14).

The Company expensed consulting fees payable to related parties as follows:
	June 30, 2018	June 30, 2017
Officers	$183,958	$170,595
Persons related to a Director	81,390	73,109
	$265,348	$243,704

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

Outstanding options at June 30, 2018 are as follows:

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

During the six month periods ended June 30, 2018 and 2017 the Company expensed $nil, as a stock option expense.

21. COMMITMENTS AND CONTINGENCIES

a) Premises Leases – Mississauga, Ontario

Effective April 1, 2016, a subsidiary of the Company entered into a lease agreement for a rental premises in Mississauga, Ontario, Canada. The terms of the lease agreement are to be for a period of 3 years and ending on June 30, 2019 with payments made monthly. Minimum annual lease payments are as follows and denominated in CAD:

2018	$39,056
2019	39,063
$78,119

b) Royalty Agreement

On June 14, 2016, the Company entered into a royalty agreement related to an E-liquid recipe purchased from an unrelated party in which the Company agreed to pay to the recipe developer, a royalty of $0.25 per 60 ml of E-liquid sold that contains the recipe, up to a maximum of $100,000. Although the Company has the ability to sell the E-liquid globally, the royalty was only paid on E-liquid sold within the United States. The Company is no longer selling the original recipe and, as of December 31, 2017, had stopped accruing royalty payments under this agreement. During the six month periods ended June 30, 2018 and 2017 the Company paid $nil and $649, respectively, in relation to the royalty agreement.

c) Litigation

On August 16 2018, Axis Employment Agency Inc. filed a statement of claim against the Company’s subsidiary, Vape Brands International Inc., in the Ontario Superior Court of Justice seeking payment for unpaid services in the amount of $181,380 up to the date of the claim. $156,532 of the claim pertains to services provided before June 30, 2018 which has already been recorded on the Company's records as at June 30, 2018.

22. FINANCIAL INSTRUMENT

(i) Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily attributable to fluctuations in the realizable values of its cash and trade receivables. Cash accounts are maintained with major international financial institutions of reputable credit and therefore bear minimal credit risk. In the normal course of business, the Company is exposed to credit risk from its customers and the related trade receivables which are subject to normal commercial credit risks. A substantial portion of the Company’s trade receivables are concentrated with a limited number of large customers, all of which the Company believes are subject to normal industry credit risks. At June 30, 2018, the Company recorded an allowance of $433,227 (December 31, 2017 – $190,543) in regards to customers with past due amounts. At June 30, 2018, 42% (December 31, 2017 – 34%) of the Company’s trade receivables are due from one customer and 94% (December 31, 2017 – 68%) of the trade receivables are due from six customers. During the six month period ended June 30, 2018, 6% (June 30, 2017 – 13%) of the Company’s sales were to one customer.

(ii) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. The Company manages liquidity risk by closely monitoring changing conditions in its investees, participating in the day to day management and by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2018, the Company had liabilities due to unrelated parties through its financial obligations over the next six years in the aggregate principal amount of $9,515,954. Of such amount, the Company has obligations to repay $9,116,555 over the next twelve months with the remaining $399,399 becoming due within the following five years.

iii) Foreign Currency Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The risks and fluctuations are related to cash, accounts payable and trade receivables that are denominated in CAD, HUF and EUR.

Analysis by currency in CAD, HUF and EUR equivalents is as follows:

June 30, 2018	Accounts Payable	Trade Receivables	Cash
CAD	$1,404,591	$38,358	$24,854
HUF	$125,998	$-	$868
EUR	$214,561	$46,089	$13,586

The effect of a 10% strengthening of the United States Dollar against the Canadian Dollar, the Hungarian Forint and the Euro at the reporting date on the CAD, HUF and EUR-denominated trade receivables and payables carried at that date would, had all other variables held constant, have resulted in an increase in profit for the year and increase of net assets of $134,138, $12,513 and $15,489, respectively. A 10% weakening in the exchange rate would, on the same basis, have decreased profit and decreased net assets by $134,138, $12,513 and $15,489, respectively.

The Company purchases some of its inventory in a foreign currency, at June 30, 2018, the Company included $151,476 (December 31, 2017 – $99,518) in inventory that was purchased in a foreign currency on its condensed consolidated interim balance sheet. The Company does not use derivative financial instruments to reduce its exposure to this risk.

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

23. SEGMENTED INFORMATION

The Company currently operates in only one business segment, namely, manufacturing, marketing and distributing of vaping products in North America and Europe. Total long lived assets by geographic location are as follows:

	June 30, 2018	December 31, 2017
Canada	$1,779,565	$1,830,696
United States	1,444,685	1,522,641
Europe	3,630	5,977
	$3,227,880	$3,359,314

Total sales by geographic location are as follows:

	June 30, 2018	June 30, 2017
Canada	$1,167,778	$55,163
United States	576,235	470,360
Europe	362,985	1,984,042
	$2,106,998	$2,509,565

24. SUBSEQUENT EVENTS

On September 7, 2018 and in connection to a consulting agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until September 6, 2020 at an exercise price of $0.20 per Common Share, such warrants vesting upon the consultant meeting certain deliverables as set forth in the consulting agreement.

Subsequent to June 30, 2018, Hystyle received CAD $441,000 in subscriptions for 441 units of Convertible Debentures Series H-2, such units remain unissued.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or this“Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) the ability to raise additional capital; and (ii) expectations regarding anticipated growth. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 may cause actual results to differ materially from those indicated by our forward-looking statements. The Company assumes no obligation to update or revise any forward-looking statements made in this Report, except as required by applicable securities laws.

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

Recent Developments

On May 10, 2016, the U.S. Federal Food & Drug Administration (“FDA”) finalized a new rule, captioned, the “Deeming Tobacco Products To Be Subject to the Federal Food, Drug, and Cosmetic Act”, which extends the FDA’s authority to include the regulation of electronic nicotine delivery systems (“ENDS”) (such as e-cigarettes and vape pens), all cigars, hookah (waterpipe) tobacco, pipe tobacco and nicotine gels, among others. Going forward, the FDA will be able to review new nicotine products not yet on the market; regulate claims by nicotine product manufacturers and distributers; require evaluation and reporting of the ingredients of nicotine products and how they are made; and require disclosures regarding risks of nicotine products. The final rule went into effect on August 8, 2016.

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

As at the date of this Report, the Company continues to evaluate the requirements of PMTA submissions on its Products, and given the expected cost associated with each application in the hundreds of thousands of dollars, the Company intends to evaluate the potential returns associated with the preparation and submission of PMTAs during the remainder of the six (6) year grace period. Prospective investors are directed to the “Risk Factors” contained in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2017.

On April 2, 2018, the Company entered into an equipment financing facility (the “Equipment Facility”) in the aggregate principal amount of CAD $340,850. The Equipment Facility is secured by certain equipment of the Company, due April 1, 2020 and bears interest at a rate of 15% per annum. The Company shall be required to make principal and interest payments of CAD $16,527, monthly in arrears. On April 2, 2018 and in connection with the Equipment Facility, a revolving facility entered into on December 7, 2017 was terminated and retired and all amounts due under the revolving facility were rolled into the Equipment Facility. On April 11, 2018, the Company received the balance of the aggregate principal amount made available to the Company under the Equipment Facility.

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

During the three months and six months ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $189,850 (CAD $250,000) in subscriptions for 250 unsecured subordinated convertible debenture units (“Convertible Debentures Series H-1”), $6,835 (CAD $9,000) of which from a director of the Company. Each unit of Convertible Debentures Series H-1 shall be comprised of CAD $1,000 in principal of 5% unsecured subordinated convertible debentures and 1,333 common share purchase warrants. The principal amount and accrued interest thereon shall be due twenty-four (24) months from closing and shall be convertible into common shares of Hystyle anytime after ninety (90) days from closing until maturity at a conversion price of CAD $0.375 per share. Hystyle shall also have the option to force conversion of the principal and interest of the Convertible Debentures Series H-1 at any time prior to maturity if Hystyle is listed on a recognized stock exchange. The warrants shall be exercisable for a period of eighteen (18) months from closing at an exercise price of CAD $0.50 per share. The Convertible Debentures Series H-1 remain unissued.

During the three and six months ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $18,985 (CAD $25,0000 in subscriptions for 25 unsecured subordinated convertible debenture units (“Convertible Debentures Series H-2”). Each unit of Convertible Debentures Series H-2 shall be comprised of CAD $1,000 in principal of 8% unsecured subordinated convertible debentures and 1,000 common share purchase warrants. The principal amount and accrued interest thereon shall be due twenty-four (24) months from closing and shall be convertible into common shares of Hystyle anytime after ninety (90) days from closinguntil maturity at a conversion price of CAD $0.50 per share. Hystyle shall also have the option to force conversion of the principal and interest of the Convertible Debentures Series H-2 at any time prior to maturity if Hystyle is listed on a recognized stock exchange. The warrants shall be exercisable for a period of eighteen (18) months from closing at an exercise price of CAD $0.80 per share. The Convertible Debentures Series H-2 remain unissued.

Subsequent Events

On September 7, 2018 and in connection to a consulting agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until September 6, 2020 at an exercise price of $0.20 per Common Share, such warrants vesting upon the consultant meeting certain deliverables as set forth in the consulting agreement.

Subsequent to June 30, 2018, Hystyle received CAD $441,000 in subscriptions for 441 units of Convertible Debentures Series H-2, such units remain unissued.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Revenue

For the three month period ended June 30, 2018, the Company generated $840,759 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $1,266,026 in sales for the three month period ended June 30, 2017. Of the $840,759 in revenue generated for the three month period ended June 30, 2018, $412,386 (49% of total sales) was generated in Canada, $299,897 (36% of total sales) was generated in the United States and $128,476 (15% of total sales) was generated in Europe. Of the $1,266,026 in revenue generated for the three month period ended June 30, 2017, $935,061 (74% of total sales) was generated in Europe, $295,265 (23% of total sales) was generated in the United States and $35,700 (3% of total sales) was generated in Canada.

For the six month period ended June 30, 2018, the Company generated $2,106,998 in sales from E-liquids, vaporizers, E-cigarettes and accessories as compared to $2,509,565 in sales for the six month period ended June 30, 2017. Of the $2,106,998 in revenue generated for the six month period ended June 30, 2018, $1,167,778 (55% of total sales) was generated in Canada, $576,235 (27% of total sales) was generated in the United States and $362,985 (17% of total sales) was generated in Europe. Of the $2,509,565 in revenue generated for the six month period ended June 30, 2017, $1,984,042 (79% of total sales) was generated in Europe, $470,360 (19% of total sales) was generated in the United States and $55,163 (2% of total sales) was generated in Canada.

The Company’s cost of goods sold for the three month period ended June 30, 2018 was $308,902 which represents E-liquid, bottles, hardware and related packaging as compared to $493,987 for the three month period ended June 30, 2017. Gross profit for the three month period ended June 30, 2018 was $531,857 with margins of 63% as compared to $772,039 with margins of 61% for the comparative period in 2017.

The Company’s cost of goods sold for the six month period ended June 30, 2018 was $837,802 which represents E-liquid, bottles, hardware and related packaging as compared to $1,040,720 for the six month period ended June 30, 2017. Gross profit for the six month period ended June 30, 2018 was $1,269,196 with margins of 60% as compared to $1,468,845 with margins of 58% for the comparative period in 2017.

Operating Expenses

For the three month period ended June 30, 2018, the Company incurred an administrative expense of $1,023,552, consulting fees due to related parties of $134,373, depreciation expense of $30,830, amortization expense of $39,893 and a bad debt expense of $152,019. For the three month period ended June 30, 2017, the Company incurred an administrative expense of $1,146,710, consulting fees due to related parties of $124,245, depreciation expense of $10,045, amortization expense of $11,650, stock option expense of $1,213,605 and a loss on settlement of $23,840. Total operating expenses for the three month period ended June 30, 2018 were $1,380,667 as compared to $2,530,095 for the three month period ended June 30, 2017.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The decrease in administrative expenses of $123,158 between the three month period ended June 30, 2018 and the three month period ended June 30, 2017 is attributable to cost cutting measures by management. The increase in consulting fees due to related parties of $10,128 between the three month period ended June 30, 2018 and the three month period ended June 30, 2017 is attributable to new consulting agreements entered into with related parties and the effects of foreign exchange translation. The bad debt expense for the three month period ended June 30, 2018 is attributable to an allowance for doubtful accounts receivable. The stock option expense incurred in the three month period ended June 30, 2017 of $1,213,605 is attributable to the adoption of a stock option plan and issuance thereunder to the Company’s directors, officers and employees. The loss on settlement of $23,840 for the three month period ended June 30, 2017 is attributable to losses associated with the settlement of debt.

For the six month period ended June 30, 2018, the Company incurred an administrative expense of $2,476,888, consulting fees due to related parties of $265,348, depreciation expense of $61,591, amortization expense of $79,785 and a bad debt expense of $245,049. For the six month period ended June 30, 2017, the Company incurred an administrative expense of $2,144,060, consulting fees due to related parties of $243,704, depreciation expense of $19,701, amortization expense of $23,300, bad debt expense of $161,340, stock option expense of $1,213,605 and a loss on settlement of $23,840. Total operating expenses for the six month period ended June 30, 2018 were $3,128,661 as compared to $3,829,550 for the six month period ended June 30, 2017.

Administrative costs were primarily comprised of rent, legal and audit fees, marketing fees, travel expenses, consulting fees and employee wages. The increase in administrative expenses of $332,828 between the six month period ended June 30, 2018 and the three month period ended June 30, 2017 is attributable to the Company’s increased operations in Canada. The increase in consulting fees due to related parties of $21,644 between the six month period ended June 30, 2018 and the six month period ended June 30, 2017 is attributable to new consulting agreements entered into with related parties and the effects of foreign exchange translation. The bad debt expense for the six month period ended June 30, 2018 and 2017 is attributable to an allowance for doubtful accounts receivable. The stock option expense incurred in the six month period ended June 30, 2017 of $1,213,605 is attributable to the adoption of a stock option plan and issuance thereunder to the Company’s directors, officers and employees. The loss on settlement of $23,840 for the six month period ended June 30, 2017 is attributable to losses associated with the settlement of debt.

Loss from Operations

For the three month period ended June 30, 2018, the Company incurred a loss from operations of $848,810 as compared to a loss from operations of $1,758,056 for the three month period ended June 30, 2017 due to the reasons discussed above.

For the six month period ended June 30, 2018, the Company incurred a loss from operations of $1,859,465 as compared to a loss from operations of $2,360,705 for the six month period ended June 30, 2017 due to the reasons discussed above.

Other Expenses

For the three month period ended June 30, 2018, the Company incurred a foreign exchange loss of $26,995 and interest expense of $307,443. For the three month period ended June 30, 2017, the Company incurred a foreign exchange loss of $64,839, amortization of debt discount expense of $589,703 and interest expense of $220,371. For the three month period ended June 30, 2018, the Company incurred total other expenses of $334,438 as compared to $874,913 for the three month period ended June 30, 2017. The amortization of debt discount expense during the six month period ended June 30, 2017 is attributable to accretion of the beneficial conversion feature and fair value of the warrants associated with the Company’s convertible debentures resulting from the cumulative effects of the issuance of new convertible debentures in fiscal 2016 and 2017 and the conversion of convertible debentures in 2017.The increase in interest expense of $87,072 between the three month period ended June 30, 2018 and the three month period ended June 30, 2017 is attributable to increased interest expenses associated with the Company’s debt instruments.

For the six month period ended June 30, 2018, the Company incurred a foreign exchange loss of $108,242, amortization of debt discount expense of $59,851 and interest expense of $616,992. For the six month period ended June 30, 2017, the Company incurred a foreign exchange loss of $59,894, amortization of debt discount expense of $660,992 and interest expense of $449,648. For the six month period ended June 30, 2018, the Company incurred total other expenses of $785,085 as compared to $1,170,534 for the six month period ended June 30, 2017. The decrease in amortization of debt discount expense of $601,141 between the six month period ended June 30, 2018 and the six month period ended June 30, 2017 is attributable to an increase in accretion of the beneficial conversion feature and fair value of the warrants associated with the Company’s convertible debentures resulting from the cumulative effects of the issuance of new convertible debentures in fiscal 2016 and 2017 and the conversion of convertible debentures in 2017. The increase in interest expense of $167,344 between the six month period ended June 30, 2018 and the six month period ended June 30, 2017 is attributable to increased interest expenses associated with the Company’s debt instruments.

Net Loss and Comprehensive Loss

Net loss amounted to $1,183,248 for the three month period ended June 30, 2018 as compared to a net loss of $2,632,969 for the three month period ended June 30, 2017 due to the reasons discussed above.

Net loss amounted to $2,644,550 for the six month period ended June 30, 2018 as compared to a net loss of $3,531,239 for the six month period ended June 30, 2017 due to the reasons discussed above.

Comprehensive loss amounted to $989,964 for the three month period ended June 30, 2018 as compared to a comprehensive loss of $2,732,954 for the three month period ended June 30, 2017. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Comprehensive loss amounted to $2,246,073 for the six month period ended June 30, 2018 as compared to a comprehensive loss of $3,698,506 for the six month period ended June 30, 2017. The change in comprehensive loss as compared to net loss was due to foreign currency translation adjustments resulting from the Company’s translation of financial statements from Canadian Dollars, Euros and Hungarian Forints to U.S. Dollars.

Liquidity and Capital Resources

As at June 30, 2018, the Company had total assets of $4,302,575 (compared to total assets of $4,428,858 at December 31, 2017) consisting of cash and cash equivalents of $42,359, trade receivables of $173,996, inventory of $600,742, other current assets of $257,598, property and equipment of $234,167, website development of $4,083, intangibles of $613,025 and goodwill of $2,376,605. The assets of the Company are primarily the result of the Company’s business operations and its acquisitions including Vape Brands International, Inc. (see “Acquisition of VBI”).

As at June 30, 2018, the Company had total liabilities of $12,570,280 (compared to total liabilities of $10,984,061 at December 31, 2017) consisting of accounts payable of $3,012,397, accrued liabilities of $692,656, customer deposits of $90,332, loans from shareholders of $1,145,048, due to related parties of $2,564,305, accrued interest due to related parties of $552,514, promissory notes of $790,390, amounts owing on acquisition of $740,248, convertible debentures of $337,000, term loan of $1,078,702, long term promissory notes of $190,564, long term amounts owing on acquisitions of $1,167,289, and long term debentures to be issued of $208,835. For more information regarding the liabilities of the Company, see “Shareholder Loans”, “Term Loan”, “Promissory Notes” and “Convertible Debentures”.

At June 30, 2018, the Company had negative working capital of $9,928,897 and an accumulated deficit of $22,543,391.

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

Net cash used in operating activities

For the six month period ended June 30, 2018, the Company used net cash of $837,202 (as compared to $1,250,358 during the six month period ended June 30, 2017) in operating activities to fund administrative, marketing and sales. The decrease is attributable to the results of operations and changes in the operating assets and liabilities as discussed above.

Net cash used in investing activities

For the six month period ended June 30, 2018, the Company used net cash of $19,873 (as compared to $11,673 during the six month period ended June 30, 2017) in investing activities relating to the addition of capital assets.

Net cash flow from financing activities

For the six month period ended June 30, 2018, net cash provided by financing activities was $693,436 (see “Shareholder Loans”, “Term Loan”, “Promissory Notes”, “Convertible Debentures” and “Common Shares”) as compared to net cash provided by financing activities of $1,487,349 for the six month period ended June 30, 2017.

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

Total
Present value of Earn-Out at the acquisition date	$1,025,217
Interest expense related to accretion	59,110
Exchange rate differences	(3,015)
Present value at December 31, 2017	$1,081,312
Interest expense related to accretion	74,859
Exchange rate differences	(53,754)
Less: Current amount owing	(356,324)
Long term portion at June 30, 2018	$746,093

A 15% discount rate has been used to calculate the present value of the VTB based on the Company’s estimate of cost of financing for comparable instruments with similar term and risk profiles. Over the term of the VTB, interest will be accrued at 15% per annum to accrete the VTB to its respective principal amount.

Total
Present value of the VTB at the acquisition date	$356,443
Interest expense related to accretion	26,681
Exchange rate differences	(7,177)
Present value at December 31, 2017	$375,947
Interest expense related to accretion	23,337
Exchange rate differences	(18,479)
Less: Current amount owing	(208,924)
Long term portion at June 30, 2018	$171,881

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

	June 30, 2018	June 30, 2017
Pro forma revenue	$2,106,998	$3,385,834
Pro forma loss from operations	$2,004,737	$2,406,685
Pro forma net loss	$2,789,822	$3,574,312

Shareholder Loans

The Company has outstanding current loans from shareholders as follows:

	June 30, 2018	December 31, 2017
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(i)	$12,496	$13,116
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(ii)	350,225	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	94,234	-
Bears interest of 6% per annum on a cumulative basis, secured by the assets of the Company, matured on March 2, 2018(iv)	243,008	244,187
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(v)	142,605	-
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	204,638	-
Bears interest of 1.5% per month on a cumulative basis, unsecured, no specific terms of repayment(vii)	97,842	-
	$1,145,048	$257,303

The Company has outstanding long term loans from shareholders as follows:

	June 30, 2018	December 31, 2017
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(ii)	$-	$351,679
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(iii)	-	90,828
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(v)	-	144,611
Bears interest of 10% per annum on a cumulative basis, secured by the assets of the Company, matures on April 30, 2019(vi)	-	207,517
	$-	$794,635

(i)
During the three and six month periods ended June 30, 2018, the Company accrued interest of $1,523 and $2,890, respectively, on this shareholder loan (June 30, 2017 – $1,327 and $2,726). Total accrued interest owing on such shareholder loan at June 30, 2018 was $21,316 (December 31, 2017 – $19,341) which is included in accrued liabilities.

(ii)
On February 13, 2014, the Company entered into a secured promissory note (the “Secured Note”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of CAD $500,000 on or before August 13, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note is secured by a general security agreement granting a general security interest over all the assets of the Company. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 16(h and dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Secured Note was $350,225 (December 31, 2017 – $351,679) including a debt discount of $29,475 (December 31, 2017 - $46,871). During the three and six month periods ended June 30, 2018, the Company expensed $9,901 and $17,396, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $13,972 and $26,775, respectively, on the Secured Note (June 30, 2017 – $12,114 and $24,028). Total accrued interest owing on the Secured Note at June 30, 2018 was $171,537 (December 31, 2017 – $151,948) which is included in accrued liabilities.

(iii)
On July 15, 2014, the Company entered into a secured promissory note (the “Secured Note No.2”) with a shareholder, whereby the Company agreed to pay the party the aggregate unpaid principal amount of $100,000 on or before July 18, 2014, bearing interest at a rate of 10% per annum, such interest to accrue monthly and added to the principal. The Secured Note No.2 is secured by the general security agreement issued with the Secured Note. During the years ended December 31, 2014 and 2015, the Company and the shareholder extended the maturity date of the Secured Note No.2 to January 1, 2016 and July 1, 2017, respectively. During the years ended December 31, 2016 and 2017, the Company and the shareholder extended the maturity date of the Secured Note No.2 to July 1, 2018 and April 30, 2019, respectively. In connection to the maturity date extensions, the Company issued warrants for the purchase of Common Shares (note 15(h and dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Secured Note No.2 was $94,234 (December 31, 2017 - $90,828) including a debt discount of $5,766 (December 31, 2017 – $9,172). During the three and six month periods ended June 30, 2018, the Company expensed $1,938 and $3,406, respectively, in interest expense related to the amortization of the debt discount. The amendments to the Secured Note were accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $3,573 and $7,058, respectively, on the Secured Note No.2 (June 30, 2017 – $3,234 and $6,389). Total accrued interest owing on the Secured Note No.2 at June 30, 2018 was $45,315 (December 31, 2017 – $38,257) which is included in accrued liabilities.

(iv)
On March 2, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $670,000 (the “Shareholder Loan”) for capital expenditures, marketing expenditures and working capital. Under the terms of the Loan Agreement, the Shareholder Loan was made available to the Company in two equal tranches of CAD $335,000, for a total loan amount of CAD $670,000, with the first tranche (“Loan Tranche A”) received on March 3, 2016 and the second tranche (“Loan Tranche B”) received on April 14, 2016. The Shareholder Loan bears interest at a rate of 6% per annum, on the outstanding principal, and matured on March 2, 2018, whereby the outstanding principal together with all accrued and unpaid interest thereon became due and payable. The Company was also to repay 5% of the initial principal amount of Loan Tranche A and 5% of Loan Tranche B, monthly in arrears, with the first principal repayment beginning on June 30, 2016. The Company could elect to repay the outstanding principal of the Shareholder Loan together with all accrued and unpaid interest thereon prior to maturity without premium or penalty. The Company also agreed to service the Shareholder Loan during the term prior to making any payments to the Company’s Chief Executive Officer, Chief Financial Officer and Board of Directors. The Shareholder Loan is secured by a general security agreement granting a general security interest over all the assets of the Company. On March 2, 2016 and in connection to the Loan Agreement, the Company issued warrants for the purchase of 1,000,000 Common Shares exercisable until March 2, 2018 at an exercise price of $0.20 per share. The warrants shall vest in two equal tranches, with 500,000 warrants to vest upon the close of Loan Tranche A and the remaining 500,000 warrants to vest upon the close of Loan Tranche B. On March 3, 2016 and April 14, 2016, the Company closed Loan Tranche A and Loan Tranche B, respectively, at which dates the warrants became fully vested and exercisable (note 16(d)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Shareholder Loan was $243,008 (December 31, 2017 – $244,187 including a debt discount of $10,885 and the debt discount on this loan had fully accreted. During the three and six month periods ended June 30, 2018, the Company expensed $nil and $10,885 in interest expense related to the amortization of the debt discount. During the year ended December 31, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (see (vii) below).

During the three and six month periods ended June 30, 2018, the Company accrued interest of $4,643 and $8,943, respectively, on the Shareholder Loan (June 30, 2017 – $8,048 and $16,042). Total accrued interest owing on the Shareholder Loan at June 30, 2018 was $69,760 (December 31, 2017 – $61,523) which is included in accrued liabilities. At June 30, 2018, the Shareholder Loan was in default.

(v)
On January 12, 2017, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with a shareholder, whereby the shareholder would make available to the Company the aggregate principal amount of CAD $200,000 (the “Bridge Loan”) in two equal tranches of CAD $100,000. The Company received the first tranche on January 12, 2017 (“Bridge Loan Note A”) and the second tranche on January 18, 2017 (“Bridge Loan Note B”). The Bridge Loan is non-interest bearing and was to mature on March 12, 2017. Pursuant to the terms of the Bridge Loan Agreement, the shareholder received a 5% upfront fee upon the closing of Bridge Loan Note A and a 5% upfront fee upon the closing of Bridge Loan Note B. The Bridge Loan is secured by the general security agreement issued in connection to the Secured Note. On January 12, 2017 and in connection to the Bridge Loan Agreement, the Company issued warrants for the purchase of 50,000 Common Shares exercisable until January 11, 2018 at an exercise price of $0.20 per share, with 25,000 warrants to vest upon the closing of Bridge Loan Note A and the remaining 25,000 warrants vest upon the closing of Bridge Loan Note B. On January 12, 2017 and January 18, 2017, the Company closed Bridge Loan Note A and Bridge Loan Note B, respectively, at which dates the warrants became fully vested and exercisable (note 16(j)). During the year ended December 31, 2017, the Company and the shareholder extended the maturity date of Bridge Loan to April 30, 2019 and, commencing on November 15, 2017, the Company began accruing interest at a rate of 10% per annum. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Bridge Loan was $142,605 (December 31, 2017 - $144,611) including a debt discount of $9,275 (December 31, 2017 – $14,809). During the three and six month periods ended June 30, 2018, the Company expensed $3,144 and $5,534, respectively, in interest expense related to the amortization of the debt discount. The amendment to the Bridge Loan was accounted for as a modification of debt and no gain or loss was recognized on the amendments.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $4,097 and $8,093, respectively, on the Bridge Loan (June 30, 2017 – $nil and $nil). Total accrued interest owing on the Bridge Loan at June 30, 2018 was $9,755 (December 31, 2017 – $1,998) which is included in accrued liabilities.

(vi)
On November 15, 2017, CAD $350,000 of the Shareholder Loan was assumed by a separate shareholder (the “Shareholder Loan No.2”). Upon assumption of the Shareholder Loan No.2, CAD $52,000 (USD $41,449) was offset by the amount held in trust by the shareholder under the Shareholder Loan (see (v) above) and CAD $11,000 (USD $8,769) was forgiven by the shareholder. During the year ended December 31, 2017 and as a result of the loan forgiveness, the Company recorded a gain on loan settlement in the amount of $8,221 and the principal amount due under the Shareholder Loan No.2 was CAD $287,000. The Company agreed to repay the unpaid principal amount of the Shareholder Loan No.2 on or before April 30, 2019, bearing interest at a rate of 10% per annum, such interest to accrue monthly and due at maturity. In connection to the amendment, the Company issued warrants for the purchase of Common Shares (note 16(dd)). The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Shareholder Loan No.2 was $204,638 (December 31, 2017 - $207,517) including a debt discount of $13,310 (December 31, 2017 – $16,939). During the three and six month periods ended June 30, 2018, the Company expensed $4,512 and $7,940, respectively, in interest expense related to the amortization of the debt discount.

During the three and six month periods ended June 30, 2018, the Company accrued interest of $5,951 and $11,756, respectively, on the Shareholder Loan No.2 (June 30, 2017 – $nil and $nil). Total accrued interest owing on the Shareholder Loan No.2 at June 30, 2018 was $16,836 (December 31, 2017 – $5,701) which is included in accrued liabilities.

(vii)
On March 21, 2018, the Company received CAD $31,000 (USD $24,044) from a shareholder of the Company. On May 4, 2018 and May 7, 2018, the Company received a further USD $50,000 and CAD $32,000 (USD $24,301) from the Shareholder. The loan bears interest of 1.5% per month on a cumulative basis is unsecured and has no specific terms of repayment. As at June 30, 2018, the value of this shareholder loan was $97,842 (December 31, 2017 - $nil).

During the three and six month periods ended June 30, 2018, the Company accrued interest of $4,442 and $4,547, respectively on this shareholder loan (June 30, 2017 – $nil and $nil). Total accrued interest owing on such shareholder loan at June 30, 2018 was $4,477 (December 31, 2017 – $nil) which is included in accrued liabilities.

Term Loan

On January 18, 2016, the Company entered into a term loan (the “Term Loan”) with an unrelated party acting as an agent to a consortium of participants (the “Lenders”), whereby the Lenders would loan the Company the aggregate principal amount of CAD $1,000,000 for capital expenditures, marketing expenditures and working capital. The agent who arranged the Term Loan was not a related party of the Company. The Term Loan bears interest at a rate of 16% per annum, on the outstanding principal, and was to mature on July 3, 2017, whereby any outstanding principal together with all accrued and unpaid interest thereon shall be due and payable. The Term Loan is secured by an intercreditor and subordination agreement as well as a security agreement. The Term Loan is subject to a monthly cash sweep, calculated as the total of (i) CAD $0.50 for every E-liquid bottle, smaller than 15 ml, sold by the Company within a monthly period; and (ii) CAD $1.00 for every E-liquid bottle, greater than 15 ml, sold by the Company within a monthly period (the “Cash Sweep”). The Cash Sweep will be disbursed to the Lenders in the following priority: first, to pay the monthly interest due on the Term Loan; and second, to repay any remaining principal outstanding on the Term Loan. The Company may elect to repay the outstanding principal of the Term Loan together with all accrued and unpaid interest thereon prior to the maturity, subject to an early repayment penalty of the maximum of (i) 3 months interest on the outstanding principal; or (ii) 50% of the interest payable on the outstanding principal until maturity (the “Early Repayment Penalty”). The Term Loan shall be immediately due and payable at the option of the Lenders if there is a change in key personnel meaning the Company’s current Chief Executive Officer and Chief Financial Officer. On January 18, 2016 and in connection to the Term Loan, the Company issued warrants for the purchase of 250,000 Common Shares (note 16(c)) exercisable until December 31, 2017 at an exercise price of $0.20 per share. In addition, the Company also extended the expiration date of the 250,000 warrants (note 16(c)) issued on August 1, 2014 in connection with the Credit Facility until December 31, 2017, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.

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

On July 15, 2016 and in connection to the Term Loan Amendment, the Company issued warrants for the purchase of 300,000 Common Shares (note 16(g)) exercisable until December 31, 2018 at an exercise price of $0.20 per share. The Company also extended the expiration dates of: (i) the warrants for the purchase of 250,000 Common Shares (note 16(c)) issued on January 18, 2016 in connection to the Term Loan; and (ii) the warrants for the purchase of 250,000 Common Shares (note 16(c)) issued on August 1, 2014 and extended on January 18, 2016 in connection to the Term Loan, both until December 31, 2018, with all other terms of the warrants remaining the same. The relative fair value of the warrants issued were recorded as debt discount to be amortized over the life of the loan.
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

The relative fair value of the warrants issued in relation to the Term Loan and Term Loan amendments were recorded as debt discount to be amortized over the life of the loan. At June 30, 2018, the value of the Term Loan was $1,078,702 including a debt discount of $nil (December 31, 2017 – $1,051,334 including a debt discount of $54,815). During the three and six month periods ended June 30, 2018, the Company expensed $43,333 and $68,768, respectively, in interest expense related to the amortization of the debt discount. Neither the Chief Executive Officer nor the Chief Financial Officer participated in the warrants issued or warrants extended in connection with the Term Loan Amendment.

During the three and six month periods ended June 30, 2018, the Company expensed $40,811 and $83,388 in interest on the Term Loan (June 30, 2017 – $42,120 and $86,673). Pursuant to the Cash Sweep, during the six month period ended June 30, 2018, the Company paid a total of $71,812 to the Lenders consisting of $69,602 in interest and $2,210 in principal repayments. During the six month period ended June 30, 2017, the Company paid a total of $171,976 to the Lenders consisting of $101,511 in interest and $70,465 in principal payments.

The amount owing on the Term Loan is as follows:

	June 30, 2018	December 31, 2017
Opening balance/amount advanced	$1,051,334	$1,061,269
Accretion of debt discount	68,768	14,300
Exchange loss (gain) during the period/year	(52,976)	86,143
Principal payments made	(2,210)	(88,066)
Interest accrued	83,388	173,035
Interest payments made	(69,602)	(195,347)
Ending balance	$1,078,702	$1,051,334

Promissory Notes

The Company has outstanding current promissory notes as follows:

	June 30, 2018	December 31, 2017

Unsecured, bears interest at 15% per annum, matures April 12, 2018(i)	$222,775	$230,109
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	227,820	-
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	30,000	30,000
Secured, bears interest at RBP + 2% per annum, due on demand(iv)	37,970	39,855
Secured, bears interest at RBP + 3% per annum, due on demand(v)	53,659	64,774
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	19,364	23,441
Unsecured, interest free, matured October 29, 2017(vii)	-	7,971
Secured, bears interest at 24%, matured March 6, 2018 (viii)	-	102,372
Unsecured, bears interest at 15% per annum, matured April 20, 2018(ix)	49,361	-
Equipment Facility, secured, bears interest at 15% per annum, matures April 1, 2020 (x)	149,441	-
	$790,390	$498,522

The Company has outstanding long term promissory notes as follows:

	June 30, 2018	December 31, 2017
Unsecured, bears interest at 15% per annum, matures February 18, 2019(ii)	$-	$234,034
Unsecured, bears interest at 18% per annum, matures June 19, 2019(iii)	-	17,500
Lease agreement, bears interest at 4.7% per annum, matures October 13, 2023(vi)	84,358	94,468
Equipment Facility, secured, bears interest at 15% per annum, matures April 1, 2020 (x)	106,206	-
	$190,564	$346,002

(i)
On October 12, 2017, the Company issued an unsecured promissory note in the principal amount of CAD $300,000. The promissory note matured on April 12, 2018 and bears interest at a rate of 15% per annum, accrued monthly and due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 100,000 Common Shares of the Company exercisable at $0.20 per share until April 11, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the three and six month periods ended June 30, 2018, the Company expensed $2,306 and $3,976, respectively, in interest expense related to the amortization of the debt discount (note 16(cc)).

During the three and six month periods ended June 30, 2018, the Company accrued $9,679 and $19,066, respectively, in interest on the promissory note which has been recorded in accrued liabilities (June 30, 2017 – $nil and $nil). At June 30, 2018, the value of the promissory note was $222,775 inclusive of a debt discount of $5,045 (December 31, 2017 – $230,109 inclusive of a debt discount of $9,021). As at the date of these financial statements, this note is currently in default.

(ii)
On August 18, 2017, the Company issued an unsecured promissory note in the principal amount of CAD 300,000. The promissory note matures on February 18, 2019 and bears interest at a rate of 15% per annum, paid monthly in arrears with interest payments beginning on March 18, 2018. The interest accrued for the initial seven (7) months shall be due at maturity. In connection to the promissory note, the Company issued warrants for the purchase of 150,000 Common Shares of the Company exercisable at $0.20 per share until February 18, 2019. The relative fair value of the warrants issued were recorded as a debt discount to be amortized over the life of the loan. During the three and six month periods ended June 30, 2018, the Company expensed $1,283 and $5,096, respectively, in interest expense related to the amortization of the debt discount (note 16(aa)).

During the three and six month periods ended June 30, 2018, the Company accrued $9,473 and $18,962, respectively, in interest on the promissory note which has been recorded in accrued liabilities (June 30, 2017 – $nil and $nil). At June 30, 2018, the value of the promissory note was $227,820 inclusive of a debt discount of $nil (December 31, 2017 – $234,034 inclusive of a debt discount of $5,096).

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

During the three and six month periods ended June 30, 2018, the Company expensed and paid $2,700 and $5,400, respectively, in interest on the promissory note (June 30, 2017 – $nil and $nil). At June 30, 2018 the value of the promissory note was $30,000 (December 31, 2017 - $47,500).

(iv)
On July 18, 2016, VBI entered into a revolving credit facility with The Royal Bank of Canada (“RBC”) for CAD $50,000. The facility is secured by the assets of VBI, due on demand and bears interest at a rate of RBC Prime (“RBP”) + 2%. Interest is payable monthly in arrears.

During the three and six month periods ended June 30, 2018, the Company expensed and paid $538 and $1,052, respectively, in interest on the facility (June 30, 2017 – $nil and $nil). At June 30, 2018, $37,970 (December 31, 2017 - $39,855) in principal remains owing on the facility.

(v)
On July 18, 2016, VBI entered into a credit facility with RBC for CAD $106,000. The facility is secured by the assets of VBI, due on demand and bears interest at the rate of RBP + 3%, maturing on July 18, 2021. Interest is payable monthly in arrears and the Company is required to make monthly principal payments of CAD $1,416.

During the three and six month periods ended June 30, 2018, the Company paid $945 and $1,922, respectively, in interest (June 30, 2017 – $nil and $nil) and made principal repayments of $8,051 on the facility. At June 30, 2018, $53,659 (December 31, 2017 - $64,774) in principal remains owing on the facility.

(vi)
On October 13, 2016, VBI entered into a capital lease agreement with RBC for the lease of manufacturing equipment in the amount of CAD $175,132. Under the lease agreement, the Company is required to make monthly payments of interest and principal to RBC in the amount of CAD $2,451, the lease matures on October 13, 2023.

During the three and six month periods ended June 30, 2018, the Company paid $1,277 and $2,634, respectively, in interest (June 30, 2017 – $nil and $nil) and made principal repayments of $8,611 on the facility. At June 30, 2018, a total of $103,722 (December 31, 2017 - $117,909) in principal remains payable under the lease with $19,364 (December 31, 2017 – $23,441) being allocated to current liabilities and $84,358 (December 31, 2017 – $94,468) being allocated to long term liabilities on the consolidated balance sheet.

(vii)
On closing of the VBI acquisition, VBI had an amount owing to a vendor of VBI in the principal amount of CAD $20,000. Pursuant to the share purchase agreement, the Company agreed to repay the loan to the vendor with two (2) payments of CAD $5,000, payable thirty (30) and sixty (60) days after the closing and a final payment of CAD $10,000 due ninety (90) days after the closing. The loan was unsecured, interest free as was repaid at March 31, 2018.

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

During the three and six month periods ended June 30, 2018, the Company accrued $nil and $6,227, respectively, in interest (June 30, 2017 – $nil and $nil) and $nil and $419, respectively, in standby fees (June 30, 2017 – $nil and $nil) on the Revolving Facility. On April 2, 2018 and in connection with the Equipment Facility (note 13(x)), the Revolving Facility was terminated and retired and all amounts due under the Revolving Facility were rolled into the Equipment Facility.

(ix)
On April 3, 2018, the Company issued an unsecured promissory note in the principal amount of CAD $65,000 (USD $49,361). The promissory note matured on April 20, 2018 and bears interest at a rate of 15% per annum, accrued monthly but subject to a minimum interest payment of CAD $750. During the three and six months ended June 30, 2018, the Company expensed $1,932 in interest as a result of this promissory note (June 30, 2017 - $nil). The Company is currently in default on this promissory note.

(x)
On April 2, 2018, the Company entered into an equipment financing facility (the “Equipment Facility”) in the aggregate principal amount of CAD $340,850 (USD $258,841). The Equipment Facility is secured by certain equipment of the Company, due April 1, 2020 and bears interest at a rate of 15% per annum. The Company shall be required to make principal and interest payments of CAD $16,527, monthly in arrears. On April 2, 2018 and in connection with the Equipment Facility, the Revolving Facility entered into on December 7, 2017 was terminated and retired and all amounts due under the Revolving Facility were rolled into the Equipment Facility. On April 11, 2018, the Company received the full balance of the aggregate principal amount made available to the Company under the Equipment Facility.

During the three and six months ended June 30, 2018, the Company expensed $12,320 in interest as a result of the Equipment Facility. During the six month period ended June 30, 2018, the Company made a payment of $12,550 including $9,315 in principal and $3,236 in interest. At June 30, 2018, a total of $255,647 (December 31, 2017 - $nil) in principal remains payable under the facility with $149,441 (December 31, 2017 – $nil) being allocated to current liabilities and $106,206 (December 31, 2017 – $nil) being allocated to long term liabilities on the consolidated balance sheet.

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

As at June 30, 2018, face value $227,000 of Convertible Debentures Series B and face value $110,000 of Convertible Debentures Series C remain owing to their respective debenture holders.

During the three and six month periods ended June 30, 2018, the Company recorded interest expense in the amount of $6,721 and $13,369, respectively, on the Convertible Debentures (June 30, 2017 – $19,229 and $46,023). The interest owing on the convertible debentures is included in accrued liabilities on the Company’s consolidated balance sheet.

During the three months and six months ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $189,850 (CAD $250,000) in subscriptions for 250 unsecured subordinated convertible debenture units (“Convertible Debentures Series H-1”), $6,835 (CAD $9,000) of which from a director of the Company. Each unit of Convertible Debentures Series H-1 shall be comprised of CAD $1,000 in principal of 5% unsecured subordinated convertible debentures and 1,333 common share purchase warrants. The principal amount and accrued interest thereon shall be due twenty-four (24) months from closing and shall be convertible into common shares of Hystyle anytime after ninety (90) days from closing until maturity at a conversion price of CAD $0.375 per share. Hystyle shall also have the option to force conversion of the principal and interest of the Convertible Debentures Series H-1 at any time prior to maturity if Hystyle is listed on a recognized stock exchange. The warrants shall be exercisable for a period of eighteen (18) months from closing at an exercise price of CAD $0.50 per share. The Convertible Debentures Series H-1 remain unissued.

During the three and six months ended June 30, 2018, the Company’s wholly-owned subsidiary, Hystyle, received $18,985 (CAD $25,000) in subscriptions for 25 unsecured subordinated convertible debenture units (“Convertible Debentures Series H-2”). Each unit of Convertible Debentures Series H-2 shall be comprised of CAD $1,000 in principal of 8% unsecured subordinated convertible debentures and 1,000 common share purchase warrants. The principal amount and accrued interest thereon shall be due twenty-four (24) months from closing and shall be convertible into common shares of Hystyle anytime after ninety (90) days from closing until maturity at a conversion price of CAD $0.50 per share. Hystyle shall also have the option to forceconversion of the principal and interest of the Convertible Debentures Series H-2 at any time prior to maturity if Hystyle is listed on a recognized stock exchange. The warrants shall be exercisable for a period of eighteen (18) months from closing at an exercise price of CAD $0.80 per share. The Convertible Debentures Series H-2 remain unissued.

Common Shares

During the six month period ended June 30, 2018, the Company:

●
Issued 600,000 Common Shares at a price of $0.10 per share, for a fair value of $60,000 related to a six month consulting agreement; the $60,000 was booked as a prepaid to be expensed over the life of the agreement. During the six months ended June 30, 2018, the Company expensed $20,000 from the prepaid as stock based compensation;

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

Satisfaction of Our Cash Obligations for the Next 12 Months

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these unaudited condensed consolidated interim financial statements, at June 30, 2018, the Company has an accumulated deficit of $22,543,391 (December 31, 2017 – $19,898,841) and a working capital deficiency of $9,928,897 (December 31, 2017 – $4,659,008) as well as negative cash flows from operating activities of $837,202 (June 30, 2017 – $1,250,358) for the six months ended June 30, 2018. These conditions represent material uncertainty that cast significant doubts about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that the Company will not be able to continue as a going concern for the next twelve months without additional financing or increased revenues.

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

Basis of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries: Gilla Operations, LLC; E Vapor Labs Inc. (“E Vapor Labs”); Gilla Enterprises Inc. (“Gilla Enterprises”) and its wholly owned subsidiaries Gilla Europe Kft., Gilla Operations Europe s.r.o. and Vape Brands International Inc. (“VBI”); Hystyle Brands Inc. (“Hystyle”); E-Liq World, LLC; Charlie’s Club, Inc.; Gilla Operations Worldwide Limited (“Gilla Worldwide”); Gilla Franchises, LLC and its wholly owned subsidiary Legion of Vape, LLC; and Snoke Distribution Canada Ltd. and its wholly owned subsidiary Snoke Distribution USA, LLC. All inter-company accounts and transactions have been eliminated in preparing these unaudited condensed consolidated interim financial statements.

Advertising Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, Other Expenses (“ASC 720”), Company expenses all advertising costs as incurred. During the three and six month periods ended June 30, 2018, the Company expensed $92,839 (June 30, 2017 – $91,847) as corporate promotions which have been recorded as an administrative expense.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s chief executive officer (principal executive officer) and chief financial officer (principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

With the participation of the Company’s chief executive officer (principal executive officer) and chief financial officer (principal accounting officer), management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as at June 30, 2018 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO"). Based on the Company’s evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as at June 30, 2018 based on the 2013 COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, the Company relies heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As the Company grows, the number of employees is expected to increase, which will enable the Company to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Controls

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

On August 16 2018, Axis Employment Agency Inc. filed a statement of claim against the Company’s subsidiary, Vape Brands International Inc., in the Ontario Superior Court of Justice seeking payment for unpaid services in the amount of $181,380 up to the date of the claim. $156,532 of the claim pertains to services provided before June 30, 2018 which has already been recorded on the Company's records as of June 30, 2018. The proceeding has been brought in the Ontario Superior Court of Justice under the following caption: Axis Employment Agency Inc. v. Vape Brands International Inc., Court File No. CV-18-00008047-0000, filed August 16, 2018.

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

On June 21, 2018, the Company issued 600,000 Common Shares of the Company at a price of $0.10 per Common Shares as settlement of $60,000 in consulting fees owing to an unrelated party, pursuant to exemptions from the registration requirements of the Securities Act available under Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

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

GILLA INC.
(Registrant)

Date: September 28, 2018	By:	/s/ Graham Simmonds
Name: Graham Simmonds
Title: Chief Executive Officer and Principal Executive Officer

By:	/s/ Ashish Kapoor
Name: Ashish Kapoor
Title: Chief Financial Officer and Principal Accounting Officer